Form 10KSB
period 2006-10-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2007-02-28
CIK 1366744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

SPECIAL FINANCIAL REPORT PURSUANT TO Rule 15(d) — 2

☑ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
Contains only financial statements for the fiscal year ended October 31, 2006.
Commission file number 333-135967
HOMELAND ENERGY SOLUTIONS, LLC
(Name of small business issuer in its charter)

Iowa	20-3919356
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

106 W. Main Street, Riceville, IA	50466
(Address of principal executive offices)	(Zip Code)
(641) 985-4025
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of October 31, 2006, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $1,950,000.
As of October 31, 2006, there were 2,850 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No
This Special Report is filed under cover of the facing sheet of Form 10-KSB in accordance with Rule 15(d)-2 of the Securities Exchange Act of 1934 and contains only financial statements for the fiscal year ended October 31, 2006.

HOMELAND ENERGY SOLUTIONS, LLC

EXPLANATORY NOTE
     Rule 15d-2 under the Securities exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.
     Homeland Energy Solutions, LLC’s Registration Statement on Form SB-2 did not contain the certified financial statements for the year ended October 31, 2006, as contemplated by Rule 15d-2. Therefore, as required by Rule 15d-2, Homeland Energy Solutions, LLC is hereby filing such certified financial statements with the SEC under cover of the facing page of an Annual Report of Form 10-KSB.
CONTROLS AND PROCEDURES
     Our management, including our President (the principal executive officer), Stephen Eastman, along with our Treasurer, (the principal financial officer), Bernard Retterath, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2006, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Governors
Homeland Energy Solutions, LLC
New Hampton, Iowa
We have audited the accompanying balance sheet of Homeland Energy Solutions, LLC (a development stage company) as of October 31, 2006, and the related statements of operations, changes in members’ equity and cash flows for the period from December 7, 2005 (date of inception) to October 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of reporting an opinion on the effectiveness of the company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC (a development stage company) as of October 31, 2006, and the results of its operations and its cash flows for the period from December 7, 2005 (date of inception) to October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
Sioux Falls, South Dakota
February 23, 2007
PEOPLE. PRINCIPLES. POSSIBILITIES.

www.eidebailly.com
200 E. 10th Street, Suite 500 ž PO Box 5125 ž Sioux Falls, South Dakota 57117-5125 ž Phone
605.339.1999 ž Fax 605.339.1306 ž EOE

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
BALANCE SHEET
October 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$478,421
Certificate of Deposit	600,000
Attorney Escrow Account	224
Accrued interest receivable	13,548
Prepaid Offering Costs	144,559

Total current assets	1,236,752

OTHER ASSETS
Land options	13,127

$1,249,879

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$73,539

Total current liabilities	73,539

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MEMBERS’ EQUITY
Capital Units, less syndication costs	1,305,893
Deficit accumulated during development stage	(129,553)

Total members’ equity	1,176,340

$1,249,879

See Notes to the Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period from December 7, 2005 (Date of Inception) to October 31, 2006

OPERATING REVENUE	$—

OPERATING EXPENSES
Professional Expenses	70,998
Engineering & Design	12,621
Feasibility Studies	67,750
Training Expense	300
Filling Fees/Permits	11,770
Land Options	1,650
Misc Expenses	434

Total Expenses	165,523

0
OTHER INCOME (EXPENSE)
Interest Income	25,095
Grants	10,875

Total Other Income (Expense)	35,970

Net loss during development stage	$(129,553)

Basic and Diluted loss per capital unit	$(63.26)

Basic and Diluted weighted average captial units O/S	2,048

See Notes to the Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the Period from December 7, 2005 (Date of Inception) to October 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,553)
Adjustments to reconcile net loss to net cash used in operating activities
Write off of land options	1,650
Changes in assets and liabilities
Other current assets	(13,772)
(Decrease) increase in accounts payable	73,539

Net cash used in operating activities	(68,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land options	(14,777)
Purchase of Certificate of Deposit	(600,000)

Net cash used in investing activities	(614,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for offering costs	(144,559)
Contributed capital	1,325,000
Payments for syndication costs	(19,107)

Net cash provided by financing activities	1,161,334

Net change in cash	478,421

CASH AND CASH EQUIVALENTS
Beginning of period	—

End of period	$478,421

See Notes to the Financial Statements.

8

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the Period from December 7, 2005 (Date of Inception) to October 31, 2006

	Total	Founding Directors	Other Investors
Balance — December 7, 2005	$—	$—	$—
Capital contributions for 600 units at $333.33 per unit	200,000	200,000
Capital contributions for 2,250 units at $500 per unit	1,125,000		1,125,000
Syndication costs	(19,107)	(16,782)	(2,325)

	1,305,893	183,218	1,122,675

Net Loss during development stage	(129,553)

Balance — October 31, 2006	$1,176,340

See Notes to the Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Notes to Financial Statements
1. Summary of Significant Accounting Policies
Nature of Business
     Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) to be located in Chickasaw County, was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the company intends to produce and sell distillers dried grains as byproducts of ethanol production. Construction is expected to begin in the year 2007. As of October 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities, project feasibility activities, and obtaining debt and equity financing.
Fiscal Reporting Period
     The Company has a fiscal year ending on October 31. However, in January of 2007 the Company changed the fiscal year end to December 31.
Accounting Estimates
     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Cash
     The Company maintains its accounts at two financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
     For purposes of balance sheet presentation and reporting the statement of cash flows, the company considers all cash deposits with an original maturity of three months or less to be cash equivalents.
Investments
     The Company has a certificate of deposit with a balance of $600,000, interest rate of 4.79% and an original maturity of six months.
Property and Plant
     The Company has incurred site selection and plan development costs on the two proposed sites that will be capitalized. Significant additions and betterments are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. As of October 31, 2006 the company has not capitalized any depreciable property.
     The Company will review its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss will be determined by comparing the fair market values of the asset to the carrying amount of the asset.

Cost of Raising Anticipated Capital
     The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity units occurs, these costs are deducted from the proceeds received.
Organizational and Start-up Costs
     The Company expensed all organizational and start-up costs totaling $165,523 for the period from December 7, 2005 (date of inception) through October 31, 2006.
Revenue Recognition
     Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products.
Income Taxes
     The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. As of October 31, 2006 the tax basis exceeded the book basis by $173,755.
Recently Issued Accounting Standards
There are no recently issued accounting pronouncements that have a material impact on the Company.
Grant Income
     Revenue for grants awarded to the Company will be recognized upon meeting the requirements set forth in the grant documents.
     The Company has received a grant from the Iowa Corn Promotion Board for the purpose of a financial feasibility study and legal fees for an equity drive. The grant will pay up to 50% of the total cost of these fees not to exceed $25,000. The Iowa Corn Promotion Board has assumed a maximum of $25,000 toward payment to the Grantee (Homeland Energy Solutions, 11,C). As of October 31, 2006 the company has received $10,875 from the Iowa Corn Promotion Board.
2. DEVELOPMENT STAGE ENTERPRISE
     The Company was formed on December 7, 2005 to have a perpetual life. The Company was capitalized by contributions from eight founders who each contributed $25,000 for 75 units of membership interests.
     Income and losses are allocated to all members based upon their respective percentage of membership units held. See Note 3 for further discussion of members’ equity.
3. MEMBERS’ EQUITY
     The company is authorized to issue 3,000 membership units of initial seed capital for a total of $1,500,000. As of May 19, 2006 the Company has raised a total of $1,325,000 in membership units. This total consists of the initial $200,000 (600 units at $333.33 per unit) issued on January 11, 2006 to the founding members. It also consists of $1,125,000 (2,250 units at $500 per unit) which was raised from other seed stock investors on May 10, 2006.
     By a motion of the board on May 10, 2006 the total seed stock issued was capped at $1,325,000.
All membership units have equal voting rights.
     Each member who holds five thousand or more units, all of which were purchased by such member from the Company during its initial public offering of equity securities filed with the Securities and Exchange Commission, shall be deemed an “Appointing Member” and shall be entitled to appoint one Director for each block of five thousand units; provided, however, that no “Appointing Member” shall be entitled to appoint more than two Directors regardless of the total number of units owned and purchased in the initial public offering.
4. RELATED PARTY TRANSACTIONS
     The Company has engaged their Vice President of Project Development as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. The Company expects the aggregate fee for those services to approximate $40,000.
5. COMMITMENTS AND CONTINGENCIES
     The estimated total cost of completion for the 100 million gallon coal gasification ethanol plant is approximately $238,485,000. The Company intends to finance this project with approximately $143,091,000 of debt and $95,394,000 of equity. The Company is currently in various stages of identifying and evaluating vendors, suppliers and other consultants for completion of the project. The Company is also in various stages of negotiating and completing agreements for the provision of utility services, professional services, and other consulting services related to the construction and operation of the ethanol plant project.
     The company has signed a letter of intent with Fagen Inc. for construction of the project. The letter of intent with Fagen, Inc. stipulates the contractor will be engaged to construct a plant, with costs not to exceed One Hundred Nine Million seven Hundred Six Thousand Seven Hundred Fight-eight Dollars ($109,706,788) (the Contract Price). The company will be responsible for certain site improvement, infrastructure, utilities, permitting and maintenance and power equipment costs. The price estimate of $109,706,788 is firm until December 31, 2008.
     Under the letter of intent, the contract price of $109,706,788 may be further increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine reports a CCI greater than 7540.38 in the month in which a notice to proceed with plant construction is issued to Fagen. The amount of the contract price increase will be equal to the increase in the CCI based upon the September 2005 CCI of 7540.38.
The Letter of Intent terminates on December 31, 2007.
     The Company has signed land options for two different sites to purchase approximately 300 acres in Chickasaw and 140 acres in Winneshiek Counties. On June 7, 2006, the Board of Directors approved to locate the plant in Chickasaw County, Iowa. The final location of the plant was contingent on a number of factors. These factors include negotiating the terms and conditions of the land purchase, negotiating and obtaining all the necessary permits and other factors. Since the plant will be ultimately located in Chickasaw County, Iowa, the company expensed $1,650 related to land options acquired for alternative site locations. The number of acres and terms of the purchase will be determined at a future date. The options will expire on April 1, 2007. Each option may be extended by the company for two successive periods of one year upon the additional payment of amounts ranging from approximately $1875 to $20,000 per option for each year, prior to the expiration of the options.
     The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The work authorization on a time and materials basis for the air quality permit application is $29,894. The work authorization on a time and materials basis for the construction storm water permit application is $6,598.
     The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The fees for these services are not to exceed $25,500.
6. SUBSEQUENT EVENTS
     The Company had prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC). The offering was for up to 110,000 membership units and was available for sale at $1,000 per unit. As of November 30, 2006 the Registration Statement had been declared effective. The equity drive began December 9, 2006 and 80,435 units have been subscribed for and the money collected is being held in escrow. The subscription agreement called for a 10% down payment and a promissory note signed for the remainder. As of the date of this report $56,900,000 of the subscription funds were collected with $23,535,000 remaining as a receivable.
     The Company entered into an escrow agreement with Home Federal Savings Bank. The agreement and escrow terminate December 1, 2007 unless terminated prior to that date based on stipulations contained in the escrow agreement.
     The Company entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification as an alternative energy source for the plant once we have reached substantial operations. Project assistance will consist of design and FEL II level cost estimates for the balance of plant items outside the gasifier, refinement of coal transportation and supply options, and development of plant performance guarantees. In exchange for their services, the Company has agreed to pay Burns & McDonnell $461,750.
     The Company entered into an agreement with Terra Con to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terra Con’s estimated fees for these services are $66,700 to $72,000.
     The Company entered into an agreement with Transystems to prepare plans, details and specifications for rail plans. Transystems fees for these services arc $91,000.
     The Company entered into an agreement with Alliance Pipeline L.P. to determine the feasibility of an interconnection between the Company’s facilities and the interstate high-pressure natural gas pipeline owned by Alliance. The fees for this are based on actual third party costs, Alliance employee costs and a tax offset (34% of the sum of the third party costs and Alliance employee costs).

EXHIBITS.
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit
No.	Description	Method of Filing
31.1	Certificate Pursuant to 17 CFR 240.13(a)-14(a)	*

31.2	Certificate Pursuant to 17 CFR 240.13(a)-14(a)	*

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	*

(*) Filed herewith.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date: February 28, 2007	/s/ Stephen Eastman

Stephen Eastman
President
(Principal Executive Officer)

Date: February 28, 2007	/s/ Bernard Retterath

Bernard Retterath
Treasurer and Director
(Principal Financial and Accounting Officer)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2007	/s/ Stephen Eastman Stephen Eastman,
President, Director
(Principal Executive Officer)

Date: February 28, 2007	/s/ Bernard Retterath

Bernard Retterath, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: February 28, 2007	/s/ James Boeding

James Boeding, Vice President, Director

Date: February 28, 2007	/s/ Steve Dietz

Steve Dietz, Secretary and Director

Date: February 28, 2007	/s/ Chad Kuhlers

Chad Kuhlers, Director

Date: February 28, 2007	/s/ Steve Core

Steven H. Core, Director