Form 10QSB
period 2006-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2007-03-19
CIK 1366744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
OR

☑	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from November 1, 2006 to December 31, 2006.
Commission file number 333-135967
HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-3919356 (I.R.S. Employer Identification No.)
106 W. Main Street
Riceville, IA 50466
(Address of principal executive offices)
(641) 985-4025
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of March 16, 2007 there were 2,850 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
BALANCE SHEETS (UNAUDITED)

	12/31/2006	10/31/2006*
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$357,709	$478,421
Certificate of deposit	614,488	600,000
Attorney escrow account	224	224
Accrued interest receivable	3,992	13,548
Prepaid offering costs	223,763	144,559
Prepaid expenses	20,104	—

Total current assets	1,220,280	1,236,752

PROPERTY AND EQUIPMENT, at cost
Equipment	23,816	—
Less accumulated depreciation	(293)	—

	23,523	—

OTHER ASSETS
Land options	13,611	13,127

Total Assets	$1,257,414	$1,249,879

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$95,317	$73,539

Total current liabilities	95,317	73,539

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MEMBERS’ EQUITY
Capital units, less syndication costs	1,305,893	1,305,893
Deficit accumulated during development stage	(143,796)	(129,553)

Total members’ equity	1,162,097	1,176,340

Total liabilities and members’ equity	$1,257,414	$1,249,879

*Derived from audited financial statements
See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Two Months Ended December 31, 2006 and for the period from December 7, 2005 (Date of Inception) to December 31, 2006

		Period from
	Two months	inception to
	ended 12/31/2006	12/31/2006
OPERATING REVENUE	$—	$—

OPERATING EXPENSES
Professional expenses	6,399	77,397
Engineering & design	6,031	18,652
Feasibility studies	—	67,750
Filling fees/permits	—	11,770
Land options	—	1,650
Insurance	1,540	1,540
Office Expense	6,567	6,567
Depreciation	293	293
Rent	600	600
Utilities	71	71
Misc expenses	707	1,441

Total Expenses	22,208	187,731

OTHER INCOME
Interest income	7,965	33,060
Grant income	—	10,875

Total Other Income	7,965	43,935

Net loss during development stage	$(14,243)	$(143,796)

Basic and Diluted loss per capital unit	$(5.00)

Basic and Diluted weighted average captial units O/S	2,850

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Two Months Ended December 31, 2006 and for the period from December 7, 2005 (Date of Inception) to December 31, 2006

		Period from
	Two months	inception to
	ended 12/31/2006	12/31/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss during development stage	$(14,243)	$(143,796)
Depreciation	293	293
Write off land options		1,650
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in other current assets	(10,549)	(24,309)
Increase in accounts payable	21,778	95,317

Net cash used in operating activities	(2,721)	(70,845)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of certificate of deposit	600,000	600,000
Purchase of certificate of deposit	(614,488)	(1,214,488)
Purchase of equipment	(23,816)	(23,816)
Purchase of land options	(484)	(15,273)

Net cash used in investing activities	(38,788)	(653,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for prepaid offering costs	(79,203)	(223,762)
Contributed capital	—	1,325,000
Payments for sydication costs on capital units issued	—	(19,107)

Net cash (used in) provided by financing activities	(79,203)	1,082,131

Net change in cash	(120,712)	357,709

CASH AND CASH EQUIVALENTS
Beginning of period	478,421	—

End of period	$357,709	$357,709

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)
For the Two Months Ended December 31, 2006 and for the period from December 7, 2005 (Date of Inception) to December 31, 2006

Total
Balance — December 7, 2005	$—
Capital contributions for 600 units at $333.33 per unit	200,000
Capital contributions for 2,250 units at $500 per unit	1,125,000
Syndication and offering costs	(19,107)

1,305,893

Net Loss during the period from inception to December 31, 2006	(143,796)

Balance — December 31, 2006	$1,162,097

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
1. Nature of Business
          Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) to be located in Chickasaw County, was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the company intends to produce and sell distillers dried grains as byproducts of ethanol production. Construction is expected to begin in the year 2007. As of December 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities, project feasibility activities, and obtaining debt and equity financing.
2. Summary of Significant Accounting Policies
          The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.
          In the opinion of management all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the period from inception to October 31, 2006.
          The results of operations of the two months ended December 31, 2006, are not necessarily indicative of the results expected for the full year.
Fiscal Reporting Period
          The Company has a fiscal year ending on December 31. On January 31, 2007 the year end was changed from October 31 to December 31.
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
Cash
          The Company maintains its accounts primarily at one financial institution. At various times, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The cash received from subscription agreements is being held in escrow and is restricted until all requirements of the escrow agreement are met.
          For purposes of balance sheet presentation and reporting the statement of cash flows, the company considers all cash deposits with an original maturity of three months or less to be cash equivalents.
Investments
          The Company has a certificate of deposit with a balance of $614,488, interest rate of 4.79% and an original maturity of six months.
Property and Plant
          The Company has incurred site selection and plan development costs on the two proposed sites that will be capitalized. Significant additions and betterments are capitalized, while expenditures for maintenance and repairs

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation. Estimated useful lives range from 5-7 years. As of December 31, 2006 the company has purchased $23,816 of equipment and depreciation expense totaled $293.
          The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss will be determined by comparing the fair market values of the asset to the carrying amount of the asset.
Cost of Raising Anticipated Capital
          The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity units occurs, these costs are deducted from the proceeds received.
Organizational and Start-up Costs
          The Company expensed all organizational and start-up costs totaling $143,796 for the period from December 7, 2005 (date of inception) through December 31, 2006.
Revenue Recognition
          Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products.
Income Taxes
               The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. As of December 31, 2006 the tax basis exceeded the book basis by $195,963.
Recently Issued Accounting Standards
          There are no recently issued accounting pronouncements that have a material impact on the Company.
Grant Income
               Revenue for grants awarded to the Company will be recognized upon meeting the requirements set forth in the grant documents.
     The Company has received a grant from the Iowa Corn Promotion Board for the purpose of a financial feasibility study and legal fees for an equity drive. The grant will pay up to 50% of the total cost of these fees not to exceed $25,000. The Iowa Corn Promotion Board has assumed a maximum of $25,000 toward payment to the Grantee (Homeland Energy Solutions, LLC). As of December 31, 2006 the company has received $10,875 from the Iowa Corn Promotion Board.
3. Development Stage Enterprise
          The Company was formed on December 7, 2005 to have a perpetual life. The Company was capitalized by contributions from eight founders who each contributed $25,000 for 75 units of membership interests.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
          Income and losses are allocated to all members based upon their respective percentage of membership units held. See Note 4 for further discussion of members’ equity.
4. Members’ Equity
          The Company has raised a total of $1,325,000 in membership units. By a motion of the board on May 10, 2006 the total seed stock issued was capped at $1,325,000. This total consists of the initial $200,000 (600 units at $333.33 per unit) issued on January 11, 2006 to the founding members. It also consists of $1,125,000 (2,250 units at $500 per unit) which was raised from other seed stock investors on May 10, 2006.
          The Company prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC). The offering was for up to 110,000 membership units and was available for sale at $1,000 per unit. As of November 30, 2006 the Registration Statement had been declared effective. The equity drive began December 9, 2006 and as of December 31, 2006, 80,310 units have been subscribed for and the money collected is being held in escrow. The subscription agreement called for a 10% down payment and a promissory note signed for the remainder.
          The Company entered into an escrow agreement with Home Federal Savings Bank. The agreement and escrow terminate December 1, 2007 unless terminated prior to that date. The agreement can be terminated prior to that date based on all of the following events occurring: the minimum escrow deposit of $55,000,000 is reached, the escrow agent has received written confirmation from the Company that the Company has obtained a written debt financing commitment, the Company has affirmatively elected in writing to terminate the agreement and the Escrow Agent has provided to each state securities department in which the Company has registered its securities for sale, as communicated to the Escrow Agent by the Company, an affidavit stating that the foregoing requirements have been satisfied.
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
5. Related Party Transactions
          The Company has engaged their Vice President of Project Development as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. The Company expects the aggregate fee for those services to approximate $40,000.
6. Commitments and Contingencies
          The company has signed a letter of intent with Fagen Inc. for construction of the project. The Company anticipates borrowing approximately $143,100,000 in senior debt financing with specific terms to be negotiated. The Company also anticipates funding the project with member equity of approximately $95,385,000.
          The letter of intent with Fagen, Inc. stipulates the contractor will be engaged to construct a plant, with costs not to exceed One Hundred Nine Million seven Hundred Six Thousand Seven Hundred Eight-eight Dollars ($109,706,788) (the Contract Price). The company will be responsible for certain site improvement, infrastructure, utilities, permitting and maintenance and power equipment costs. The price estimate of $109,706,788 is firm until December 31, 2008.
          Under the letter of intent, the contract price of $109,706,788 may be further increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine reports a CCI greater than 7540.38 in the

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
month in which a notice to proceed with plant construction is issued to Fagen. The amount of the contract price increase will be equal to the increase in the CCI based upon the September 2005 CCI of 7540.38.
     The Letter of Intent terminates on December 31, 2007.
          The Company has signed land options for two different sites to purchase approximately 535 acres in Chickasaw County and 185 acres for an alternate site in Winneshiek County. On June 7, 2006, the Board of Directors approved to locate the plant in Chickasaw County, Iowa. The final location of the plant was contingent on a number of factors. These factors include negotiating the terms and conditions of the land purchase, negotiating and obtaining all the necessary permits and other factors. Since the plant will be ultimately located in Chickasaw County, Iowa, the company expensed $1,650 related to land options acquired for alternative site locations. The number of acres and terms of the purchase will be determined at a future date. The options will expire on April 1, 2007. Each option may be extended by the company for two successive periods of one year upon the additional payment of amounts ranging from approximately $1,875 to $20,000 per option for each year, prior to the expiration of the options. None of the options have been exercised as of December, 31, 2006.
     The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The work authorization on a time and materials basis for the air quality permit application is $29,894. The work authorization on a time and materials basis for the construction storm water permit application is $6,598. As of December 31, 2006, the Company has incurred $2,718 of expenses with Air Resource Specialists, Inc.
     The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The fees for these services are not to exceed $25,500.
     The Company has entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification as an alternative energy source for the plant once we have reached substantial operations. Project assistance will consist of design and FEL II level cost estimates for the balance of plant items outside the gasifier, refinement of coal transportation and supply options, and development of plant performance guarantees. In exchange for their services, the Company has agreed to pay Burns & McDonnell $461,750.
     The Company has entered into an agreement with Terracon Consultants, Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon Consultants, Inc.’s estimated fees for these services are $66,700 to $72,000.
     The Company has entered into an agreement with TranSystems Corporation to prepare plans, details and specifications for rail plans. TranSystems Corporation’s fees for these services are $91,000.
     The Company has entered into an agreement with Alliance Pipeline L.P. to determine the feasibility of an interconnection between the Company’s facilities and the interstate high-pressure natural gas pipeline owned by Alliance. The fees for this are based on actual third party costs, Alliance employee costs and a tax offset (34% of the sum of the third party costs and Alliance employee costs).
7. Subsequent Events
     An additional 485 units have been subscribed for in 2007 and the money collected is being held in escrow. As of March 15, 2007 $61,234,687 of the subscription funds were collected and held in escrow with $19,560,313 remaining as a receivable.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Our ability to enter into binding agreements with Fagen, Inc. and ICM, Inc. to build our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the availability and price of coal and natural gas to power our plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure all necessary licenses and permits;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.
          Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
     Homeland Energy Solutions, LLC is a development-stage Iowa limited liability company. It was formed on December 7, 2005 for the purpose of raising capital to develop, construct, own and operate a 100-million gallon corn-based ethanol plant which is expected to be located near New Hampton, Iowa. References to “we,” “us,” “our” and the “Company” refer to Homeland Energy Solutions, LLC. On January 31, 2007 we changed our fiscal year end from October 31 to December 31. Thus, this report covers the transitional period between close of our previous fiscal year (October 31) and the opening of our newly adopted fiscal year (January 1, 2007).
     Based upon engineering estimates from Fagen, Inc., our anticipated design-builder for our plant, we expect the ethanol plant to process approximately 37 million bushels of corn per year to produce approximately 100 gallons of fuel grade ethanol and approximately 333,000 tons of distillers grains. Based on engineering estimates from Fagen, Inc. we may use as much as 1,870,000 Million British Thermal Units (“MMBtu”) of energy per month to power our production process. We expect to complete construction of our plant in fall of 2008.
     We expect the project will cost approximately $238,485,000 to complete. Our prospectus dated November 30, 2006 states that our total estimated project cost was $159,000,000 based on using natural gas as our energy source to power the plant. However, our prospectus dated November 30, 2006, also states that we might use coal gasification as an alternative power source to natural gas, and that we would incur significant additional engineering and design costs which would increase our estimated project cost from $159,000,000 to approximately $224,000,000. Our management has since determined that is in our best interests to install a coal gasification energy system to power the plant. However, our initial estimated total project cost to build a 100 MGY ethanol plant with a coal gasification energy system has increased from $224,000,000 to approximately $238,485,000. As such, on March 8, 2007, we filed a supplement to our prospectus dated November 30, 2006 on March 8, 2007 with updated information regarding the cost of our project. The main difference in cost between a natural gas powered plant and a coal gasification plant is the additional engineering and design costs to build the coal gasification energy center. We estimate that the cost to construct this energy center will be approximately $64,500,000.
     We plan to finance the development and construction of the ethanol plant with a combination of equity and debt to supplement the proceeds from our previous private placements. Through our previous private placements, we raised aggregate proceeds of $1,325,000 to fund our development, organizational and offering expenses. We then filed a registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-135967), as amended, which became effective on November 30, 2006. We subsequently filed Supplement Number 1 to the final prospectus on March 8, 2007 (hereinafter collectively referred to as “the Prospectus”) with certain updates to our budget and engineering plan. We also registered the units for sale in the following states: Florida, Illinois, Iowa, Kansas, Missouri, South Dakota and Wisconsin. Under our Prospectus, we plan to raise a minimum of $55,000,000 and a maximum of $110,000,000 in the offering and secure the balance needed to construct the plant through debt financing and any federal, state or local grants we may receive.
     As of the date of this report, we have received subscriptions in for approximately 80,795 units, for an aggregate amount of $80,795,000. However, we have not yet closed the offering or released funds from escrow. We will require a significant amount of debt financing to complete our project. We are considering a debt financing proposal from a potential senior lender, however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that completion of the construction of the plant will take 14-16 months after construction by Fagen, Inc. commences. Our anticipated completion date is scheduled for fall 2008.
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months (as measured from the date of this report) focused on completion of project capitalization, site acquisition and development, and plant construction. We expect the funds raised in our previous private placements to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we close the offering and procure debt financing. Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. We also plan to negotiate and execute final contracts concerning our supply of coal, natural gas and other power sources and marketing agreements for our ethanol and distillers grains.
Project Capitalization
     Our primary focus in the upcoming fiscal quarter will be on project capitalization. We expect to raise additional funds through our registered offering, collect the offering proceeds from investors, and secure a written debt financing commitment from a senior lender.
     As of the date of this report, we have received subscriptions for approximately 80,795 units, for an aggregate amount of $80,795,000. However, we have not yet closed the offering or released funds from escrow. Our subscription procedures required subscribers to send 10% of the amount due at the time they signed the subscription agreement. At that time, investors were also required to provide a promissory note for the remainder. We are currently beginning to collect funds pursuant to the promissory notes. We may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $55,000,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.
     A debt financing commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing this offering, or at all. If this occurs we may:
•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source if the board of directors in their discretion determines that we could likely find another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source; or

•	return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.
     While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because, pursuant to our Letter of Intent with Fagen, Inc., we cannot give our Notice to Proceed construction until we have obtained Financial Closing (closing of our loan(s)) of our necessary debt financing. It is also likely that any lending institution will prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. Thus, it is more probable that we will have to obtain Financial Closing of our necessary debt financing before we may begin substantial plant construction. However, in the unlikely event that the loan commitment and Fagen, Inc. permit us to spend equity proceeds prior to closing the loan and obtaining loan proceeds, we may decide to spend equity proceeds on project development expenses, such as securing critical operating contracts or owner’s construction costs such as site development expenses.
     We are seeking a 20-year 100% tax abatement under the High Quality Jobs program from the State of Iowa. Under this program we would not be exempt from any state income tax, but it would exempt us from paying any state property tax for the period provided that we meet the eligibility requirements under the program. There are several eligibility requirements, and an applicant must meet four requirements to qualify for the program. We intend to apply based on meeting the following four criteria:
(1)	offer a pension or profit-sharing plan for all employees;

(2)	produce value-added goods or be in one of 11 targeted industries;

(3)	provide medical and dental insurance and pay 80% of the premiums; and

(4)	have active productivity and worker safety improvement programs.
     In order to qualify for this tax abatement, we must pay our employees 160% of average county wage. If we meet those requirements, we may be eligible for the following benefits:
(1)	a local property tax exemption of up to 100% of the value added to the property for a period not to exceed 20 years;

(2)	a refund of state sales, service or use taxes paid to contractors or subcontractors during construction; and

(3)	an investment tax credit equal to a percentage of the qualifying investment, amortized over 5 years.
     The requirements mentioned above have not yet been met and there is potential that we will not meet one or more of those requirements. If we fail to meet this criteria, we will be ineligible for the tax abatement under the High Quality Jobs program. Finally, we are seeking up to $100,000 from the USDA Value Added Producer Grant program for Planning Activities. There is no guarantee that we will receive any funds under this program. A failure to obtain any of these grants or abatements will require us to obtain additional equity or debt financing to complete the project.
Site Acquisition, Development and Construction Activities
     In April and May of 2006 we obtained the exclusive right and option to purchase several parcels of land, consisting of 535 acres of land, in Chickasaw County, Iowa and one parcel of land consisting of approximately 185 acres to be determined by engineering survey in Winneshiek County, Iowa. Our purchase price is dependent on the number of parcels we purchase. Our options consist of land for two different sites for the construction of the plant. It is the intent of the board to exercise the options on the site in Chickasaw County only. However, the board intends to hold the options located mostly in Winneshiek County in the event that we decide to change our plant site. We estimate that we will spend approximately $2,800,000 for land acquisition for the plant site, however that amount may increase depending on the final prices we are able to negotiate for our parcels of land. These land options expire on April 1, 2007. Each option may be extended by us for two successive periods of one year upon the additional payment of amounts ranging from approximately $1,875 to $20,000 per option for each year. As of the date of this report, we have not yet exercised or extended the options. However, we anticipate exercising the options on our Chickasaw County site prior to their expiration date on April 1, 2007.
     We have started our initial soil and water testing at the plant site located in Chickasaw County, such as soil boring, a soil elevations survey and grade packages. In addition, we have researched the water quality and amount of water available to us with tests from New Hampton, Iowa and Lawler, Iowa and test wells drilled on site. Initial testing indicates that the water quality is good, which may reduce our water pre-treatment costs in the future. We anticipate that we will begin dirt grading at our site in April 2007, with plant construction beginning in July 2007. We currently estimate that completion of the construction of the plant will take 14-16 months after construction by Fagen, Inc. commences. Our anticipated completion date is scheduled for fall 2008.
Letter of Intent with Fagen, Inc.
     We have executed a non-binding letter of intent with Fagen, Inc., which has agreed to enter into good faith negotiations with us to prepare definitive agreements for design and construction services. We expect to pay Fagen, Inc. approximately $109,706,788 in exchange for the following services:
•	Providing a preliminary design and construction schedule and a guaranteed maximum price for the design and construction of the plant;

•	Assisting us with site evaluation and selection;

•	Designing and building the plant; • Assisting us in locating appropriate management for the plant; and

•	Assisting with presenting information to potential lenders and various entities or agencies that may provide project development assistance.
     We expect to be responsible for certain site improvements, infrastructure, utilities, permitting and maintenance and power equipment costs. The base price estimate of $109,706,788 is firm until December 31, 2008. The services of Fagen, Inc. are currently in high demand because of its extensive experience as a design-builder for ethanol production facilities. Our management believes that the contract price of the ethanol plant is reasonable in light of Fagen, Inc.’s expertise in the design and construction of ethanol production facilities and the level of current demand for its services.
     Under our letter of intent with Fagen, Inc., the contract price of $109,706,788 may be further increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine reports a CCI greater than 7540.38 in the month in which we issue to Fagen, Inc., a notice to proceed with plant construction. The amount of the contract price increase will be equal to the increase in the CCI based upon the September 2005 CCI of 7540.38. The CCI is reported on a monthly basis and since September 2005 has shown a steady increase. Thus, we have allowed for a $8,500,000 contingency in our total estimated costs of the project.
     This contingency may not be sufficient to offset any upward adjustment in our construction cost. We anticipate that under the design-build agreement, our expenses will increase for any change orders we may approve. In addition, the price assumes the use of non-union labor. If Fagen, Inc. is required to employ union labor, excluding union labor for the grain system and energy center, the contract price will be increased to include any increased costs associated with the use of union labor.
     We expect to execute a definitive design-build agreement with Fagen, Inc., which will set forth in detail the design and construction services provided by Fagen, Inc. in exchange for a lump sum price equal to the $109,706,788 set forth in our letter of intent. The letter of intent will terminate on December 31, 2007 unless a specific site or sites and design of our ethanol facility have been determined and mutually agreed upon, and at least 10% of the necessary equity has been raised. The letter may be extended upon mutual agreement but can be terminated at either party’s option if a design-build agreement is not executed prior to December 31, 2008. The letter of intent automatically terminates upon execution and delivery of the design-build agreement.
Engineering Services Agreement
     We expect to enter into an engineering services agreement with Fagen Engineering, LLC for the performance of certain engineering and design services. We expect to pay Fagen Engineering, LLC a lump sum fee in exchange for these services, and expect Fagen Engineering, LLC to provide the following services:
•	Property Layout Drawings;

•	Grading, Drainage and Erosion Control Plan Drawings;

•	Culvert Cross Sections and Details;

•	Roadway Alignment;

•	Final Interior Plant Grading;

•	Utility Layouts for Fire Loop, Potable Water, Well Water, Sanitary Sewer, Utility Water Blowdown, and Natural Gas;

•	Geometric Layout;

•	Site Utility Piping Tables Drawing;

•	Tank Farm layout and Details Drawings;

•	Sections and Details Drawing (if required); and

•	Miscellaneous Details Drawing (if required).

     We expect that any sums we pay to Fagen Engineering, LLC for engineering services will reduce the lump sum fee we owe to Fagen, Inc. under our anticipated design-build agreement.
Design Process Engineer: ICM, Inc.
     ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas. We expect ICM, Inc. to be the principal subcontractor for the plant. ICM, Inc. is expected to provide the process engineering operations for Fagen, Inc. ICM, Inc. has been involved in the research, design and construction of ethanol plants for many years. The principals of ICM, Inc. each have over 20 years of experience in the ethanol industry and have been involved in the design, fabrication and operations of many ethanol plants. ICM employs more than 250 engineers, professional and industry experts, craftsmen, welders and painters and full-time field employees that oversee the process. ICM, Inc. has been involved in 60 ethanol plant projects. At least 20 of the projects involved a partnership between ICM, Inc. and Fagen, Inc.
Coal Gasification Energy Center
     Our prospectus dated November 30, 2006 stated that our total estimated project cost was $159,000,000 based on using natural gas as our energy source to power the plant. However, our prospectus dated November 30, 2006, also states that we might use coal gasification as an alternative power source to natural gas, and that we would incur significant additional engineering and design costs which would increase our estimated project cost from $159,000,000 to approximately $224,000,000. Our management has since determined that it is in our best interests to install a coal gasification energy system to power the plant. However, our initial estimated total project cost to build a 100 MGY ethanol plant with a coal gasification energy system has increased from $224,000,000 to approximately $238,485,000.
     The main difference in cost between a natural gas powered plant and a coal gasification plant is the additional engineering and design costs to build the coal gasification energy center. However, we will still have the flexibility to power our plant with natural gas, which will reduce the amount of down-time for our plant in the event of a shortage of either coal or natural gas.
     We estimate that the cost to construct this energy center will be approximately $64,500,000. Coal gasification systems are a relatively untested technology for powering ethanol plants. However, according to the US Department of Energy, many experts predict that coal gasification will be the focus of clean coal technology plants in the future. A coal gasification system does not burn coal directly. Rather, it breaks down coal into its basic chemical constituents by being exposed to hot steam and oxygen at high temperatures and high pressure. This process starts a chemical reaction that produces a hot gas, which is predominantly carbon monoxide and nitrogen. This gas rises through the gasifier where more reactions take place to produce hydrogen and carbon dioxide, which are used to power the plant.
     Coal gasification systems are more efficient than a typical coal combustion plant, as there is less wasted heat with a coal gasification system. Our management anticipates that our financial results will improve by utilizing coal gasification. Current natural gas prices are approximately $7.00 per MMBtu and our estimated gas cost from the gasifier are approximately $2.50 per MMBtu. We estimate that our plant will use approximately 10,000 MMBtu’s per day and should operate at least 353 days per year. This translates to an approximate savings per year of $15,885,000 by using a coal gasification energy center. However, we have not entered into any contracts for the procurement of coal and there is no guarantee that the cost of coal will not increase in the future, which would increase our operating costs.
Project Development Agreement with Burns & McDonnell
     We entered into a Project Development Assistance Agreement with Burns & McDonnell, (“B&Mc”), on January 8, 2007. Pursuant to the agreement, B&Mc will provide support for the development of the ethanol and co-product facility near New Hampton, Iowa using a coal gasification facility as the source of energy. B&Mc will utilize professionals from Hill & Associates and Econo-Power International Corporation in supporting the completion of this effort.

     Under the agreement, B&Mc arranged a trip to China for members of our board to visit facilities currently operating using coal-gasification systems, prepare cost estimates for and preliminary design of the coal gasification system, including but not limited to a Process Flow Diagram, Piping and Instrumentation Diagram, Electrical Single Line Diagrams, General Arrangement Drawings, Equipment Data Sheets, Equipment List, and Gasifier General Arrangements. In addition, B&Mc will prepare cost estimates and preliminary designs for certain systems outside of the coal gasification system, including but not limited to an Overall Site Plan, Coal Handling System and Rail Loop/Spur.
     B&Mc expects to complete all tasks described in the agreement within a fourteen (14) week time period beginning with the notice to proceed from Homeland Energy. The estimated total cost of the design services is $461,750, excluding the cost of travel to China to research currently operating coal-burning gasification facilities. The cost for the trip to China was approximately $7,200 per person. Five of our board members toured China on February 2nd-10th, 2007. The members toured coal gasifiers that have been in production for two years up to fifty years. The coal gasifiers were running a glass plant, anhydrous ammonia facility and many other small industries. The use of coal gasification as an energy source for an ethanol plant is a new concept and has not been thoroughly tested at other facilities. Thus, due to the lack of experience in the combination of technologies, we may encounter delays in production as the gasification system and the ethanol plant are integrated.
Other Construction and Development-Related Agreements
          Terracon Consultants, Inc.
          We have entered into an agreement with Terracon Consultants, Inc. for subsurface exploration and geotechnical engineering services. These services consist of, among other things, taking soil borings and testing the samples. Terracon Consultants, Inc.’s estimated fees for these services are $66,700 to $72,000.
          Alliance Pipeline L.P.
          We have entered into an agreement with Alliance Pipeline, L.P. to investigate the feasibility of constructing an interconnection between our ethanol plant and an interstate high-pressure natural gas pipeline owned by Alliance Pipeline L.P. The fees for this will be based on actual third party costs, employee costs of Alliance Pipeline, L.P. and a tax offset (34% of the sum of the foregoing costs). Although we intend to construct a coal-gasification energy center to power our plant, we still intend to connect to a natural gas pipeline to give us the flexibility to operate on natural gas to reduce down-time in our operations.
          TranSystems Corporation
          The plant is designed to have facilities to receive grain by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. We expect that the Iowa, Chicago & Eastern (“IC&E”) Railroad will provide rail service to the proposed site. However, we will still need to establish rail access directly to the plant from the main rail line that can provide 75 to 90-unit car trains. We engaged TranSystems Corporation to provide us with a Conceptual Rail Service Plan Drawing. We also anticipate that we will retain TranSystems Corporation for a Continuous Services Agreement for our rail infrastructure design and construction. The estimated cost of this rail infrastructure is approximately $6,500,000.
          Project Development Agreement with Pat Boyle
          On June 28, 2006, we entered into a project development and consulting agreement with our Vice President of Project Development, Pat Boyle. Under the agreement, Mr. Boyle will provide project development and consulting services through construction and initial start-up of the project in exchange for an aggregate fee of $40,000 of which twenty-five percent (25%) is payable upon Financial Closing, twenty-five percent (25%) is payable upon the date that concrete is started to be poured, and the remaining fifty percent (50%) is payable upon a date agreed to by the Board of Directors and Mr. Boyle.

          Air Resource Specialists, Inc.
          We have entered into an agreement with Air Resource Specialists, Inc., in which they would provide consulting services to obtain the necessary State of Iowa air quality and stormwater permits prior to commencement of construction activities. The cost of Air Resource Specialists, Inc.’s services will be based on a time and material basis. Additional costs may be imposed if Air Resource Specialists, Inc. is required to address significant public comment and/or assist in lengthy agency negotiations regarding specific permit terms and conditions.
Permitting and Regulatory Activities
     We will be subject to extensive air, water and other environmental regulation and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. We have not applied for any of these permits, but anticipate doing so before we begin construction.
     We do not anticipate a problem receiving these required environmental permits. However, if for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition, the Iowa Department of Natural Resources (“IDNR”) could impose conditions or other restrictions in the permits that are detrimental to us or which increase costs to us above those assumed in this project. The IDNR and the Federal Environmental Protection Agency (“EPA”) could also change their interpretation of applicable permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. The IDNR may also require us to conduct an environmental assessment prior to considering granting any of those permits.
     Even if we receive all required permits from the IDNR, we may also be subject to regulations on emissions from the United States Environmental Protection Agency, “EPA”. Currently the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with construction and operation of the proposed plant. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, to the detriment of our financial performance.
Construction, Operation and Title V Air Permits
     There will be a number of emission sources at our plant that are expected to require permitting. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and bag houses. The types of regulated pollutants that are expected to be emitted from our plant include Particulates, Carbon Monoxide, Oxides of Nitrogen, “NOx”, SO(2), and Volatile Organic Compounds. These activities and emissions mean that we expect to obtain air pollution construction and operation new source permits from the IDNR for each source of emission, regardless of the fuel source (natural gas or coal gasification). As of the date of this report, we anticipate receiving our air pollution construction permit in June 2007. If the limitations contained in these permits are exceeded, we could be subjected to expensive fines, penalties, injunctive relief, and civil or criminal law enforcement actions.
     We expect that the IDNR or the EPA will require us to acquire a Title V permit if our emissions are at a level high enough or if our emissions are combined with any nearby facilities. Among other things, obtaining and maintaining a Title V permit will involve substantial compliance and management costs and additional capital. The cost to obtain a Title V permit will likely be approximately $50,000. Additionally, costs required during construction to comply with the permit will be approximately $500,000. Costs to maintain compliance with the Title V permit will likely be approximately $50,000 per year. These costs have been figured in to our business plan and budget. The IDNR and the EPA could also modify the requirements for obtaining a permit. Any such event would likely have a material adverse impact on our operations, cash flows and financial performance. We expect to incur significantly increased capital, compliance and management expenses in obtaining a Title V air permit. There is also a risk that the Department of Natural Resources might reject a Title V air permit application and request additional information, further delaying start-up and increasing expenses.

     Even if we obtain an air pollution construction permit prior to construction, the air quality standards or the interpretation of those standards may change, thus requiring additional control equipment or more stringent permitting requirements. There is also a risk that the area in which the plant is situated may be determined to be a non-attainment area for a particular pollutant, which would subject us to additional more stringent permitting requirements. If the IDNR determines that the area in which the plant will be situated is a non-attainment area, then the IDNR may require additional investigation into the permit applications to make sure that the plant will not significantly impact emissions for the particular pollutant. In this event, the threshold standards that require a Title V air permit may be changed, thus requiring us to file for and obtain a Title V air permit or to obtain a Prevention of Significant Deterioration (“PSD”) permit, which would likely include strict emissions limitations and to install Best Available Control Technologies (“BACT”) for any future modifications or expansions of the plant. This would significantly increase the operating costs and capital costs associated with any future expansion or modification of the plant.
     It is also possible that in order to comply with applicable air regulations or to avoid having to obtain a Title V air permit that we would have to install additional air pollution control equipment such as additional or different scrubbers, thermal oxidizers, or flue gas desulfurization. We anticipate submitting an application for these permits approximately 120 days prior to the beginning of construction. We may, however, begin preliminary dirt moving and site excavation, at our own risk, before we have obtained the permits. However, we may not begin concrete work until we have received the permits. Once we have formally applied for these permits, based on directors’ previous experience, we expect that we will obtain the construction permit within six months. If granted, the permits will be valid until the plant is modified or there is a process change that changes air emission estimates, at which time an appropriate modification will be applied for. Although we currently do not anticipate any significant problems, there can be no assurance that the IDNR will grant us these permits.
New Source Performance Standards
     We anticipate that the plant will also be subject to the New Source Performance Standards (NSPS). The NSPS are national standards of performance that are set by the EPA for categories of new or modified stationary sources. The purpose of the NSPS is to prevent deterioration of air quality from the construction of new sources and reduce control costs by building pollution controls into the initial design of plants. The standards are based on the emission rate that can be achieved through the use of the best adequately demonstrated technology. However, factors such as cost and environmental effect are also taken into account. Duties imposed by the New Source Performance Standards include initial notification, emission limits, compliance and monitoring requirements and recordkeeping requirements.
MACT Limits
     On February 26, 2004 the U.S. Environmental Protection Agency Administrator signed the final Maximum Achievable Control technology (MACT) Standards for Industrial, Commercial, and Institutional Boilers and Process Heaters (40 CFR 63 Subpart DDDDD). The regulation applies to any boiler or process heater that is located at or is part of a major source of Hazardous Air Pollutants (“HAP(s)”), which by definition annually emits more than 10 tons of a single HAP or more than 25 tons of total combined HAPs. We anticipate that the plant will not emit more than 10 tons of a single HAP or more than 25 tons of total combined HAPs. If our plant exceeds those limits, then in addition to meeting Title V permitting requirements, the plant will be subject to particulate matter or total selected metals, Hydrogen Chloride, Mercury, and/or Carbon Monoxide limits. In addition, facilities subject to this rule must monitor and record routine operations data, and submit periodic reports to the EPA or Iowa once Iowa adopts the regulation.
Waste Water Discharge Permit
     Our engineers expect that this plant will not discharge process wastewater. We expect that we will use water to cool our closed circuit systems in the plant. In order to maintain a high quality of water for the cooling system, the water will be continuously replaced with make-up water. As a result, this plant will discharge clean, non-contact cooling water from boilers and the cooling towers. Several discharge options, including publicly owned treatment works, use of a holding pond, discharge to a receiving stream, subsurface infiltration, irrigation and other options are under consideration by our consulting engineers and us. Each of these options will require an appropriate NPDES permit. Until all of these options have been fully investigated, there remains a risk that no single option will result in a solution that does not require unanticipated additional treatment expense. We anticipate submitting the applicable permit applications(s) no later than 180 days prior to beginning of construction.
Storm Water Discharge Permit and Storm Water Pollution Prevention Plan (SWPPP Permits)
     Before we can begin operation of our plant, we must obtain an Industrial Storm Water Discharge Permit from the Iowa Department of Natural Resources, “IDNR”. This general permit will be issued after two public notices and the preparation of a Storm Water Pollution Prevention Plan that outlines various measures we plan to implement to prevent storm water pollution. Other compliance and reporting requirements would also apply.
     Prior to the commencement of construction of the plant, we must file a notice of intent and application for a Construction Site Storm Water Discharge Permit. If the IDNR does not object to the notice of intent, we could begin construction and allow storm water discharge fourteen days after the filing. As part of the application for the Construction Site Storm Water Discharge Permit, we will need to prepare a construction site erosion control plan. We would also be subject to certain reporting and monitoring requirements. We anticipate, but there can be no assurances, that we will be able to obtain these permits.
Spill Prevention, Control and Countermeasures Plan
     Before we can begin operations, we must prepare a Spill Prevention Control and Countermeasure plan. The plan must be reviewed and certified by a professional engineer.
High Capacity Well Permit
     Once we assess our water needs and available supply, we will need to drill two or three new high capacity wells to meet the plant’s water needs. Initial research indicates that our planned site in Chickasaw County has a good quality aquifer and that the area will have adequate capacity to support a large plant. We will need to apply to the IDNR for a High Capacity Well Permit. Before issuing such a permit, the IDNR will require us to calculate the drawdown of water levels in the major stratigraphic units at various distances away from the pumping well and the effect of the well on the village well. In the event this permit is not approved, we would need to explore alternative water supply sources, however, the cost of alternative water supply sources could prohibit their use.
Alcohol and Tobacco Tax and Trade Bureau Requirements
     Before we can begin operations, we will have to comply with applicable Alcohol and Tobacco Tax and Trade Bureau regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. The application must include information identifying the principal persons involved in our venture and a statement as to whether any such person has ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked, or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond. There are other taxation requirements related to special occupational tax and a special tax stamp.
Risk Management Plan
     We are currently in the process of determining whether anhydrous ammonia or aqua ammonia will be used in our production process. Stationary sources with processes that contain more than a threshold quantity of a regulated substance are required to prepare and implement a Risk Management Plan, “RMP” If we use anhydrous ammonia, we must establish a prevention program to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of ammonia into the surrounding area. The same requirement may also be true for the denaturant. This determination will be made as soon as the exact chemical makeup of the denaturant is obtained. We will need to conduct a hazard assessment and prepare models to assess the impact of an ammonia and/or denaturant release into the surrounding area. The program will be presented at one or more public meetings. However, if aqua ammonia is used, no risk management program is needed except for denaturant. In addition, it is likely that we will have to comply with the prevention requirements under OSHA’s Process Safety Management Standard. These requirements are similar to the RMP requirements. The RMPs should be filed before use.
EPA
     Even if we receive all Iowa environmental permits for construction and operation of the plant, we will also be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Recent cases have upheld the EPA’s right to conduct oversight of state air programs such as Iowa’s. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens.
Expected Timing of Permitting and Consequences of Delay or Failure
     Our acquisition of many of the various required permits is time sensitive. Adverse consequences could result from any delay or failure to get a specific permit. Without the air pollution construction permits, we will be unable to begin construction. It is anticipated that the air pollution construction permit applications will be filed four months prior to the beginning of construction. We anticipate that if granted the air pollution construction and operation permit, we will commence construction thereafter, assuming we successfully complete the offering and secure our debt financing. Once granted, the permit is valid indefinitely until the plant is modified or there is a process change that changes air emissions. We must complete an application for the required Storm Water Discharge Permit prior to commencement of plant operations. In addition, we must have in place a pollution prevention plan submitted before operations. We must complete our Spill Prevention Control and Countermeasure plan at or near the time of commencement of operations. We must obtain a high capacity water withdrawal permit before it begins operations. There is no assurance that this permit will be granted. We must obtain an Alcohol Fuel Producer’s Permit, post an operations bond, and file certain information with the ATTTB before we begin operations. There is no assurance that this Permit will be granted. Without the air pollution construction permit, the waste water discharge permit, the various storm water discharge permits, water withdrawal permit, spill prevention control and countermeasures plan, and alcohol fuel producer’s permit, we will be unable to begin or continue operations.
Nuisance
     Even if we receive all EPA and Iowa environmental permits for construction and operation of the plant, we may be subject to the regulations on emissions by the EPA. Ethanol production has been known to produce an odor to which surrounding residents could object, and may also increase dust in the area due to our operations and the transportation of grain to the plant and ethanol and distillers dried grains from the plant. Such activities could subject us to nuisance, trespass or similar claims by employees or property owners or residents in the vicinity of the plant. To help minimize the risk of nuisance claims based on odors related to the production of ethanol and its byproducts, we intend to install a thermal oxidizer in the plant. See “BUSINESS — Thermal Oxidizer.” Nonetheless, any such claims, or increased costs to address complaints, may reduce our cash flows and have a negative impact on our financial performance. In addition, we anticipate installing a dust collection system to limit the emission of dust.
     We are not currently involved in any litigation involving nuisance claims.
Additional Environmental Issues for Coal Gasification
     We have determined to utilize a coal gasification energy system as our energy source. The use of coal as an energy source for an ethanol plant is a new concept and has not been thoroughly tested at other facilities. Although burning coal as a fuel source can result in higher NOx emissions, carbon monoxide (CO) and sulfur dioxide (SO(2)) emissions, coal gasification can be a cleaner process as engineering methods are used to reduce those emissions. If we decide to use coal gasification as a fuel source once we have started operations, the IDNR may require additional environmental assessments prior to considering the granting of the permits for the coal gasification system. There is also a risk that transitioning to a coal gasification may require us to file for a Title V air permit if emission levels exceed Title V limits.

     Our operation of the coal gasification system may generate significant levels of fly ash. Thus, the IDNR may require us to obtain a laboratory characterization of the fly ash before allowing the fly ash to be disposed of in a landfill. In addition, disposal at a landfill may require that we obtain a special waste authorization from the IDNR. We do not anticipate that the IDNR will prevent us from obtaining a special waste authorization for disposal in a landfill. In the alternative, we may be able to locate a business that can use fly ash in its operation, such as a cement plant. We must locate a landfill that will accept the fly ash or a business to purchase or receive the fly ash before commencing operations.
     Finally, the use of coal as an energy source will create an added risk that coal fines or dust will be discharged during the loading and storage process. Such activities could subject us to nuisance, trespass or similar claims by employees or property owners or residents in the vicinity of the plant. Excessive moisture in on-ground coal storage piles can also generate acidic runoff. We anticipate that covering the on-ground storage piles would significantly reduce the risk of nuisance suits based on either coal fines and dust or acidic runoff.
Trends Impacting the Ethanol Industry
     If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grain marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives; and, the cost of complying with extensive environmental laws that regulate our industry.
     If we are successful in building and constructing the ethanol plant, we expect our revenues will consist primarily of sales of ethanol and distillers grains. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. As of February 2007, the price of ethanol averaged $2.11 per gallon, which is down from its record price of $3.97 per gallon in July 2006. The total production of ethanol is at an all time high. According to the RFA, 114 ethanol plants were producing ethanol in February 2007 with a combined annual production capacity of 5.633 billion gallons per year. Of those plants currently producing ethanol, seven were expanding production capacity. An additional 78 plants were listed as being under construction. The current expansions and plants under construction will constitute an additional production capacity of 6.195 billion gallons per year when completed. An increased supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
     We also expect to benefit from federal and ethanol supports and tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, 4.7 billion gallons in 2007, and increasing to 7.5 billion gallons by 2012.
     On September 7, 2006, the EPA set forth proposed rules to fully implement the RFS program. Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced. The RIN shows that a certain volume of renewable fuel was produced. The RFS must be met by refiners, blenders and importers. Refiners, blenders and importers must acquire sufficient RINs to demonstrate compliance with their performance obligation. In addition, RINs can be traded and a recordkeeping and electronic reporting system for all parties that have RINs ensures the integrity of the RIN pool.
     The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. The program will apply in 2007 prospectively from the effective date of the final rule.

     In addition to government supports that encourage production and the use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 22 million gallons in 2004 to 200 million gallons in 2030. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the RFA, virtually every vehicle in the U.S. is capable of using ethanol blends up to 10%, but it takes a flexible fuel vehicle (FFV) to use higher blends up to E85. According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million FFVs capable of operating on E85 in the United States. Automakers such as Ford and General Motors have begun national campaigns to promote ethanol and have indicated plans to produce an estimated 4 million more FFVs per year. From 2003 to 2006, the number of retail stations that supply E85 increased from less than 200 to over 1,100 as reported by the American Coalition for Ethanol. However, this remains a relatively small percentage of the total number of retail gasoline stations in the U.S., which is approximately 170,000.
     Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of February 2007, over 114 ethanol plants were producing ethanol with a combined annual production capacity of over 5.63 billion gallons per year, and current expansions and plants under construction constituted an additional future production capacity of approximately 6.19 billion gallons per year. In addition, ADM is undergoing expansion to add 275 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market. Since the current national ethanol production capacity exceeds the 2007 RFS requirement, we believe that other market factors, such as the growing trend for reduced usage of methyl tertiary butyl ether (MTBE) by the oil industry, state renewable fuels standards and increases in voluntary blending by terminals, are primarily responsible for current ethanol prices. MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term. However, the increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term. A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol. This may decrease our revenues when we begin sales of our product.
     Demand for ethanol has been supported by higher oil prices and its refined components. While the mandated usage required by the renewable fuels standard is driving demand, our management believes that the industry will require an increase in voluntary usage in order to experience long-term growth. We expect this will happen only if the price of ethanol is deemed economical by blenders. Our management also believes that increased consumer awareness of ethanol-blended gasoline will be necessary to motivate blenders to voluntarily increase the amount of ethanol blended into gasoline. In the future, a lack of voluntary usage by blenders in combination with additional supply may damage our ability to generate revenues and maintain positive cash flows.
Trends and uncertainties impacting the corn, coal and natural gas markets and our future cost of goods sold.
     We expect our future cost of goods sold will consist primarily of costs relating to the corn, coal and natural gas supplies necessary to produce ethanol and distillers grains for sale.
     According to the United States Department of Agriculture, the 2006 corn crop was the third largest on record at 10.7 million bushels. Of those 10.7 billion bushels in 2006, 1.8 billion went to the production of ethanol. In recent years, ethanol plants were able to purchase corn cheaply, which widened profit margins for many ethanol plants. According to the U.S. Department of Agriculture, ethanol production adds $0.25 to $0.50 to the value of a bushel of corn. Consequently, we do not expect corn prices to remain low. Nationwide corn acreage is expected to increase in 2007 and we expect corn prices to be at higher than average levels. Despite the large 2006 corn crop, corn prices have increased sharply since late 2006 and we expect corn prices to remain at historical high price levels well into 2007.
     Variables such as rainfall and temperatures will likely cause market uncertainty and create corn price volatility throughout the year. An increase in demand for ethanol could also cause the price of corn to rise. Although we do not expect to begin operations until fall 2008, we expect these same factors will continue to cause continuing volatility in the price of corn, which may significantly impact our cost of goods sold.

     We will be dependent on our supply of corn to produce ethanol and its co-products at our plant. We expect the price of corn to remain above historical price levels and we will have to complete with other ethanol plants for our feedstock origination. Generally higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.
     The price at which we will purchase corn will depend on prevailing market prices. A shortage may develop, particularly if there are other ethanol plants competing for these feedstocks, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
     We will rely heavily on coal as the primary input for our coal gasification energy center to power our plant. We must enter into agreements for the procurement of our coal, and as of the date of this report, we have not yet done so. Current natural gas prices are approximately $7.00 per MMBtu and current coal costs are approximately $2.50 per MMBtu. We estimate that our plant will use approximately 10,000 MMBtu’s per day and should operate at least 353 days per year. This would translate to an approximate savings per year of $15,885,000, less transportation costs, by using a coal gasification energy center. However, we have not entered into any contracts for the procurement of coal and there is no guarantee that the cost of coal will not increase in the future, which would increase our operating costs.
     Although we intend to primarily utilize our coal gasification energy center to power our plant, we will still have the flexibility to power our plant using natural gas. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. We anticipate continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
Technology developments.
     A new technology has recently been introduced to remove corn oil from the syrup or concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for bio-diesel production. One company, VeraSun Energy of South Dakota, has announced that it intends to use this process to become a producer of both ethanol and biodiesel in the near future. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. Various companies are currently working on or have already developed starch separation technologies that economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or bio-diesel production. Each of these new technologies is currently in its early stages of development. We do not presently intend to remove corn oil from concentrated thin stillage. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant at any point in the future.
Operating Expenses
     When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Employees
     Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. Approximately five of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our officers are Stephen Eastman, President; James Boeding, Vice President; Bernard Retterath, Treasurer; Steve Dietz, Secretary and Pat Boyle, Vice President of Project Development. As of the date of this prospectus, we have hired no full time employees.
          The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
Production Supervisors	4
Operating Workers	12
Compliance Officers	3
Maintenance/Repair Workers	3
Welders	3
Electrical/Electronic Engineering Technicians	2
Director of Lab Operations	1
Lab Assistant	2
Laborers	10
General Manager	1
Plant/Commodity Managers	2
Director of Finance and Accounting	1
Office Clerk	1

TOTAL	45
     The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.
Liquidity and Capital Resources
     Our prospectus dated November 30, 2006 states that our total estimated project cost was $159,000,000 based on using natural gas as our energy source to power the plant. However, our prospectus dated November 30, 2006, also states that we might use coal gasification as an alternative power source to natural gas, and that we would incur significant additional engineering and design costs which would increase our estimated project cost from $159,000,000 to approximately $224,000,000. Our management has since determined that is in our best interests to install a coal gasification energy system to power the plant. However, our initial estimated total project cost to build a 100 MGY ethanol plant with a coal gasification energy system has increased from $224,000,000 to approximately $238,485,000.
     The main difference in cost between a natural gas powered plant and a coal gasification plant is the additional engineering and design costs to build the coal gasification energy center. We estimate that the cost to construct this energy center will be approximately $64,500,000. The additional increase of approximately $14,985,000 in our total project cost is due to several factors including increased site development costs of approximately $3,000,000, increased rail construction costs of approximately $6,500,000 and construction costs of approximately $4,000,000 for pipeline construction. In addition, the cost of materials is another significant contributor to the estimated cost increase. Our letter of intent with Fagen, Inc., our design-build firm, includes an escalator provision based on the Construction Cost Index (“CCI”) which is a construction materials index published by Engineering News-Record Magazine. Based on our letter of intent with Fagen, Inc. and the change in the CCI, we have increased our allowance for the increase in the CCI by approximately $3,000,000. However, these increases have been offset by a decrease of $2,515,000 in our estimated cost for fire protection.

ESTIMATED SOURCES OF FUNDS
     The following tables set forth various updated estimates of our sources of funds, depending upon the amount of units sold to investors and based upon various levels of equity that our lenders may require. The information set forth below represents estimates only and actual sources of funds could vary significantly due to a number of factors, including those described in our prospectus dated November 30, 2006, in the section entitled “RISK FACTORS” and elsewhere in the prospectus.

	Maximum 110,000	Percent of
Sources of Funds(1)	Units Sold	Total
Unit Proceeds	$110,000,000	46.12%
Seed Capital Proceeds	$1,325,000	0.56%
Senior Debt Financing	$127,160,000	53.32%
Total Sources of Funds	$238,485,000	100.00%

	If 94,069	Percent of
Sources of Funds(1) (2)	Units Sold	Total
Unit Proceeds	$94,069,000	39.44%
Seed Capital Proceeds	$1,325,000	0.56%
Senior Debt Financing	$143,091,000	60.00%
Total Sources of Funds	$238,485,000	100.00%

	Minimum 55,000	Percent of
Sources of Funds(1)	Units Sold	Total
Unit Proceeds	$55,000,000	23.06%
Seed Capital Proceeds	$1,325,000	0.56%
Senior Debt Financing	$182,160,000	76.38%
Total Sources of Funds	$238,485,000	100.00%

(1)	We may receive federal and state grants. Additionally, we may receive bond financing. If we receive grants or bond financing, we expect to reduce the amount of equity proceeds or senior debt financing necessary for our capitalization by the same or similar amount.

(2)	We have used 94,069 units as a mid-point because based on our directors’ past experience with similar projects, preliminary discussions with lenders and our independent research regarding capitalization requirements for similar ethanol plants, financing our project with 60% in senior debt financing and the balance in equity financing is a feasible capitalization ratio.
ESTIMATED USE OF PROCEEDS
     The gross proceeds from this offering, before deducting offering expenses, will be $55,000,000 if the minimum amount of equity offered is sold and $110,000,000 if the maximum number of units offered is sold. We estimate the offering expenses to be approximately $480,000. Therefore, we estimate the net proceeds of the offering to be $109,520,000 if the maximum amount of equity is raised, and $54,520,000 if the minimum number of units offered is sold.

	Maximum	Minimum
	Offering	Offering
Offering Proceeds ($1,000 per unit)	$110,000,000	$55,000,000
Less Estimated Offering Expenses (1)	( $480,000)	( $480,000)
Net Proceeds from Offering	$109,520,000	$54,520,000

Securities and Exchange Commission registration fee		$10,000
Legal fees and expenses		90,000
Consulting fees		200,000
Accounting fees		20,000
Blue Sky filing fees		5,000
Printing expenses		50,000
Advertising		100,000
Miscellaneous expenses		5,000

Total		$480,000

     We intend to use the net proceeds of the offering to construct and operate an ethanol plant with a 100 million gallon per year nameplate manufacturing capacity. We must supplement the proceeds of this offering with debt financing to meet our stated goals. We estimate that the total capital expenditures for the construction of the plant will be approximately $238,485,000. The total project cost is a preliminary estimate primarily based upon the experience of our design-build firm, Fagen, Inc., with ethanol plants similar to the plant we intend to construct and operate and management’s independent research. We expect the total project cost will change from time to time as the project progresses.
     The following table describes our revised proposed use of proceeds as set forth in Prospectus Supplement No. 1 dated March 6, 2007. The actual use of funds is based upon contingencies, such as the estimated cost of plant construction, the suitability and cost of the proposed site, the regulatory permits required and the cost of debt financing and inventory costs, which are driven by the market. Therefore, the following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below depending on contingencies such as those described above. In addition, we have decided to use coal gasification as an alternative to natural gas as our power source for the plant. This will require significant additional costs for technical and design of the coal gasification energy system. Also, please see the section in our prospectus dated November 30, 2006 entitled “RISKS RELATED TO THE PRODUCTION OF ETHANOL” for a discussion of the risks associated with using coal gasification as an alternative to natural gas an energy source for the production of ethanol.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$109,706,788	46.00%
CCI contingency	8,500,000	3.56%
Coal Gasification Energy Center	64,500,000	27.05%
Land cost	2,800,000	1.18%
Site development costs	7,670,000	3.22%
Pipeline costs	4,000,000	1.68%
Construction contingency	2,013,212	0.85%
Construction performance bond	400,000	0.17%
Construction insurance costs	150,000	0.06%
Construction manager fees	125,000	0.05%
Administrative building	760,000	0.32%
Office equipment	85,000	0.03%
Computers, Software, Network	175,000	0.07%
Rail Infrastructure	13,000,000	5.45%
Rolling stock	500,000	0.21%
Fire Protection, water supply and water treatment	3,500,000	1.47%
Capitalized interest	2,000,000	0.84%
Start up costs:
Financing costs	2,750,000	1.15%
Organization costs(1)	1,400,000	0.59%
Pre production period costs	950,000	0.40%
Working capital	7,000,000	2.94%
Inventory — corn	2,000,000	0.84%
Inventory — chemicals and ingredients	500,000	0.21%
Inventory — Ethanol	2,500,000	1.04%
Inventory — DDGS	500,000	0.21%
Inventory — Coal	250,000	0.10%
Spare parts — process equipment	750,000	0.31%

Total	$238,485,000	100.00%

(1)	Includes estimated offering expenses of $480,000.
     Plant Construction. The construction of the plant itself is by far the single largest expense at approximately $109,706,788. We have a letter of intent with Fagen, Inc., but we have not yet signed a binding definitive agreement for plant construction. See the section entitled “Design-Build Team; Letter of Intent with Fagen, Inc.” in our prospectus dated November 30, 2006.
     CCI Contingency. Under our letter of intent with Fagen, Inc., the contract price of $109,706,788 may be further increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine reports a CCI greater than 7540.38 in the month in which we issue to Fagen, Inc., a notice to proceed with plant construction. The amount of the contract price increase will be equal to the increase in the CCI based upon the September 2005 CCI of 7540.38. The CCI is reported on a monthly basis and since September 2005 has shown a steady increase. As of February, 2007, the CCI was reported at 7879.54, which is significantly higher than the September 2005 level stated in the letter of intent. Thus, we have allowed for a $8,500,000 contingency in our total estimated costs of the project.
     Coal Gasification Energy Center. We entered into a Project Development Assistance Agreement with Burns & McDonnell, (“B&Mc”), on January 8, 2007. Pursuant to the Agreement, B&Mc will provide support for the development of the ethanol and co-product facility near New Hampton, Iowa using a coal gasification facility as the source of energy. B&Mc will utilize professionals from Hill & Associates and Econo-Power International Corporation in supporting the completion of this effort. Under the Agreement, B&Mc will prepare cost estimates for and preliminary design of the coal gasification system, including but not limited to a Process Flow Diagram, Piping and Instrumentation Diagram, Electrical Single Line Diagrams, General Arrangement Drawings, Equipment Data Sheets, Equipment List, and Gasifier General Arrangements. We have not yet entered into a definitive agreement for the construction of this energy center, but we anticipate that the cost to construct the coal gasification energy center will be approximately $64,500,000.
     Land Cost. In April and May of 2006, we obtained the exclusive right and option to purchase six parcels of land, consisting of 254 acres of land, in Chickasaw County, Iowa owned by private landowners. We paid $11,300.00 for the exclusive right and option. The options will terminate on April 1, 2007, but this date may be extended at an additional cost as set forth in the option agreements. The purchase price is dependent on the number of parcels we purchase.
     Site Development. We estimate that site development costs will be approximately $7,670,000.
     Construction Contingency. We project approximately $2,013,212 for unanticipated expenditures in connection with the construction of our plant. We plan to use excess funds for our general working capital.
     Construction Performance Bond and Insurance Costs. We estimate the construction bond for the project to cost approximately $400,000. We have budgeted approximately $150,000 for builder’s risk insurance, general liability insurance, workers’ compensation and property insurance. We have not yet determined our actual costs and they may exceed this estimate.
     Administration Building, Furnishings, Office and Computer Equipment. We anticipate spending approximately $760,000 to build our administration building on the plant site. We expect to spend an additional $85,000 on our furniture and other office equipment and $175,000 for our computers, software and network.
     Rail Infrastructure and Rolling Stock. If the plant is constructed near New Hampton, Iowa, rail improvements, such as siding and switches may need to be installed at an estimated cost of $13,000,000. We anticipate the need to purchase rolling stock at an estimated cost of $500,000.
     Fire Protection System, Water Supply and Water Treatment System. We anticipate spending $3,500,000 to equip the plant with adequate fire protection and water supply and to install a water treatment system at our plant.

     Capitalized Interest. This consists of the interest we anticipate incurring during the development and construction period of our project.
     Financing Costs. Financing costs consist of all costs associated with the procurement of our debt financing. These costs include bank origination and legal fees, loan processing fees, appraisal and title insurance charges, recording and deed registration tax, our legal and accounting fees associated with the financing and project coordinator fees, if any, associated with securing the financing. Our actual financing costs will vary depending on the amount we borrow.
     Organizational Costs. We have budgeted $1,400,000 for developmental, organizational, legal, accounting and other costs associated with our organization and operation as an entity, including, but not limited to estimated offering expenses of $480,000.
     Pre-Production Period Costs. We project $950,000 of pre-production period costs. These represent costs of beginning production after the plant construction is finished, but before we begin generating income. Pre-production period costs are comprised of $170,000 of start-up and administrative labor costs, $250,000 of production labor, $500,000 of utilities, and $30,000 of training costs. We do not anticipate compensating our directors during this period other than reimbursement for travel and a reasonable per diem fee for board meeting attendance.
     Inventory. We project $13,500,000 of inventory costs for the period between the completion of construction and our beginning generation of income. The $11,000,000 inventory is comprised of $2,000,000 of initial inventories of corn and other ingredients, initial $2,500,000 of ethanol, $250,000 of coal, $500,000 of dried distillers grain work in process inventories, $750,000 of spare parts for our process equipment, $500,000 in chemicals and other ingredients and $7,000,000 of working capital.
Financial Results for Transitional Period of November 1, 2006 — December 31, 2006.
     As of December 31, 2006, we had total assets of approximately $1,257,414 consisting primarily of cash, cash equivalents and land options. We have current liabilities of approximately $95,317 consisting primarily of accounts payable. Total members’ equity as of December 31, 2006, was approximately $1,162,097. Since our inception, we have generated no revenue from operations. For the two months ended December 31, 2006, we had a net loss of approximately $14,243. For the period from inception to December 31, 2006, we had a net loss of approximately $143,796, primarily due to start-up business costs.
Off Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.
Item 3. Controls and Procedures
     Management of Homeland Energy Solutions is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company’s internal control system over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.
     At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer, Stephen Eastman, and our Principal Financial Officer, Bernard Retterath. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
     We identified deficiencies in our internal controls and disclosure controls related to (i) the accounting for capital unit subscriptions equity recognition and related offering proceeds recognition, and (ii) accounting for offering related costs.
     Homeland Energy Solutions has since formed an audit committee and that committee will increase its review of our disclosure controls and procedures. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
     Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the two months ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the time period beginning on Homeland Energy Solutions’ formation on December 7, 2005 and ending on May 10, 2006, we issued and sold 2,250 membership units to our seed capital investors at a purchase price of $500 per unit and 600 units to our founders at a purchase price of $333.33 per unit, without registering the units with the Securities and Exchange Commission. All sales were made pursuant to Rule 506 of Regulation D. Each of these sales was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities.
     The purchasers of the securities in each transaction made representations to us regarding their status as accredited investors as defined in Regulation D and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to unit certificates and instruments issued in such transactions. All purchasers were provided a private placement memorandum containing all material information concerning our company and the offering. All purchases were made with cash and the total amount of cash consideration for those securities was $1,325,000.
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-135967), which was declared effective on November 30, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.
     We registered a total of 110,000 units at $1,000 per unit for an aggregate maximum gross offering price of $110,000,000. As of the date of this report, we have received subscriptions for approximately 80,795 units, for an aggregate amount of $80,795,000. However, we have not yet closed the offering or released funds from escrow. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our ethanol plant is substantially operational. Once we reach financial closing, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.
     Pursuant to our prospectus, all subscription payments from the offering were deposited in an interest-bearing escrow account that we have established with Home Federal Savings Bank, as escrow agent, under a written escrow agreement. We will not release funds from the escrow account until the following conditions are satisfied: (1) cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $55,000,000, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing ranging from approximately $47,675,000 to $102,675,000, less any grants and/or tax increment financing we are awarded; (3) we elect, in writing, to terminate the escrow agreement; 4) an affidavit prepared by our escrow agent has been sent to the states in which we have registered units stating that the conditions set out in (1), (2) and (3) have been met; and (5) in each state in which consent is required, the state securities commissioners have consented to release of the funds on deposit. Upon satisfaction of these conditions, the escrow agreement will terminate, and the escrow agent will disburse the funds on deposit, including interest, to us to be used in accordance with the provisions set out in this prospectus. The escrow account may continue for up to one year after the effective date of this registration statement to allow us to collect the 90% balance due under the promissory notes.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.

Item 6. Exhibits
     The following exhibits are included in or incorporated by reference in this report:

Exhibit		Method of
No.	Description	Filing
3.1	Articles of Organization of Homeland Energy Solutions, LLC	1

3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization	1

3.3	Operating Agreement of Homeland Energy Solutions, LLC	1

3.4	First Amendment to Operating Agreement of Homleand Energy Solutions, LLC	1

4.1	Form of Membership Unit Certificate	1

4.2	Form of Subscription Agreement	1

4.4	Amended and Restated Escrow Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 8, 2006	1

5.1	Opinion of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. as to certain securities matters	1

8.1	Opinion of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. as to certain tax matters	1

10.1	Letter of Intent dated April 14, 2006 between Homeland Energy Solutions, LLC and Fagen, Inc.	1 +

10.2	Real Estate Option dated April 7, 2006 between Homeland Energy Solutions and Larry Bodensteiner and Ann S. Bodensteiner.	1

10.3	Real Estate Option dated April 13, 2006 between Homeland Energy Solutions and F.H. Kestel.	1

10.4	Real Estate Option dated April 12, 2006 between Homeland Energy Solutions and Dale Kout, Leo and Paula Kout, and Bill and Julianne Kout.	1

10.5	Real Estate Option dated April 12, 2006 between Homeland Energy Solutions and Dale Kout, Leo and Paula Kout, and Bill and Julianne Kout.	1

10.6	Real Estate Option dated April 1, 2006 between Homeland Energy Solutions and Clair J. Lensing and Mary E. Lensing.	1

10.7	Real Estate Option dated May 10, 2006 between Homeland Energy Solutions and John Lynch and Margaret Ann Lynch.	1

10.8	Real Estate Option dated May 10, 2006 between Homeland Energy Solutions and Eugene Schmitt.	1

10.9	Real Estate Option dated May 5, 2006 between Homeland Energy Solutions and Richard Vrzak and Rodney Vrzak.	1

10.10	Project Development and Consulting Agreement dated June 28, 2006, between Homeland Energy Solutions, LLC and Pat Boyle	1

10.11	Letter of Engagement dated May 15, 2006 between Homeland Energy Solutions and Cornerstone Energy, Inc.	1

10.12	Lock-Up Agreement between Homeland Energy Solutions and Stephen Eastman, James Boeding, Pat Boyle, Bernard Retterath, Steve Dietz, Chad Kuhlers, Steven H. Core and Steve Retterath dated November 6, 2006.	1

10.13	Project Development Assistance Agreement dated January 8, 2006 between Homeland Energy Solutions and Burns & McDonnell	*

23.1	Consent of Eide Bailly LLP dated November 30, 2006.	1

23.2	Consent of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. (contained in Exhibit 5.1).

23.3	Consent of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. (contained in Exhibit 8.1).

23.4	Consent of PRX Geographic dated October 10, 2006.	1

23.5	Consent of FC Stone Group, Inc. dated October 5, 2006.	1

99.1	PRX Geographic Feasibility Study dated April 6, 2006.	1

99.2	FC Stone Group, Inc. Feasibility Study dated January 3, 2006.	1

Exhibit		Method of
No.	Description	Filing
31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2 (No. 333-135967) and subsequent amendments.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	March 19, 2007	/s/ Stephen Eastman

Stephen Eastman
President (Principal Executive Officer)

Date:	March 19, 2007	/s/ Bernard Retterath

Bernard Retterath
Treasurer (Principal Financial and Accounting Officer)