Form 10QSB
period 2007-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2007-05-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number 333-135967
HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-3919356 (I.R.S. Employer Identification No.)
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
As of May 1, 2007 there were 2,850 units outstanding.
Transitional Small Business Disclosure Format (Check one):   ☐ Yes   ☑ No

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis and Plan of Operations	11

Item 3. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceeding	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	29

SIGNATURES	30

Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.21
Exhibit 10.23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
BALANCE SHEET (UNAUDITED)
ASSETS

3/31/2007

CURRENT ASSETS
Cash and cash equivalents	$2,111,326
Certificate of deposit	614,488
Attorney escrow account	224
Accrued interest receivable	13,701
Prepaid offering costs	235,587
Prepaid expenses	14,105

Total current assets	2,989,431

PROPERTY AND EQUIPMENT, at cost
Land	1,483,126
Equipment	23,816
Construction in progress	190,359
Less accumulated depreciation	(1,242)

1,696,059

OTHER ASSETS
Loan fees, net of amortization $390	17,182
Land options	24,774

41,956

Total Assets	$4,727,446

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$82,514
Notes payable	3,517,572
Accrued interest payable	6,449

Total current liabilities	3,606,535

COMMITMENTS AND CONTINGENCIES (NOTE 7)

MEMBERS’ EQUITY
Capital units, less syndication costs	1,305,893
Deficit accumulated during development stage	(184,982)

Total members’ equity	1,120,911

Total liabilities and members’ equity	$4,727,446

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Quarter Ended March 31, 2007, for the period
from December 7, 2005 (Date of Inception) to March 31, 2007 and for the
period from December 7, 2005 (Date of Inception) to March 31, 2006

		Period from	Period from
	Quarter Ended	inception to	inception to
	3/31/2007	3/31/2007	3/31/2006

OPERATING REVENUE	$—	$—	$—

OPERATING EXPENSES
Professional expenses	51,162	128,559	16,234
Engineering & design	—	18,652	2,177
Feasibility studies	—	67,750	6,000
Filing fees/permits	1,158	12,928	—
Land options	—	1,650	—
Insurance	4,619	6,159	—
Office Expense	3,169	9,736	—
Depreciation	949	1,242	—
Amortization	390	390	—
Rent	1,200	1,800	—
Utilities	3,171	3,242	—
Misc expenses	820	2,261	350

Total Expenses	66,638	254,369	24,761

OTHER INCOME
Interest income	11,327	44,387	—
Grant income	14,125	25,000	—

Total Other Income	25,452	69,387	—

Net loss during development stage	$(41,186)	$(184,982)	$(24,761)

Basic and Diluted loss per capital unit	$(14.45)

Basic and Diluted weighted average captial units O/S	2,850

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Quarter Ended March 31, 2007, for the period
from December 7, 2005 (Date of Inception) to March 31, 2007 and for the
period from December 7, 2005 (Date of Inception) to March 31, 2006

		Period from	Period from
	Quarter Ended	inception to	inception to
	3/31/2007	3/31/2007	3/31/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss during development stage	$(41,186)	$(184,982)	$(24,761)
Depreciation and Amortization	1,339	1,632	—
Write off land options	—	1,650	—
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in other current assets	(3,710)	(28,030)	(11,044)
(Decrease) increase in accounts payable	(79,308)	16,009	—
Increase in accrued interest payable	6,449	6,449	—

Net cash used in operating activities	(116,416)	(187,272)	(35,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of certificate of deposit	—	600,000	—
Purchase of certificate of deposit	—	(1,214,488)	—
Payments for construction in progress	(123,854)	(123,854)	—
Purchase of equipment	—	(23,816)	—
Purchase of land	(1,483,126)	(1,483,126)	—
Purchase of land options	(11,163)	(26,424)	—

Net cash used in investing activities	(1,618,143)	(2,271,708)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	3,500,000	3,500,000	—
Payments for prepaid offering costs	(11,824)	(235,587)	—
Contributed capital	—	1,325,000	200,000
Payments for sydication costs on capital units issued	—	(19,107)	(6,222)

Net cash provided by financing activities	3,488,176	4,570,306	193,778

Net change in cash	1,753,617	2,111,326	157,973

CASH AND CASH EQUIVALENTS
Beginning of period	357,709	—	—

End of period	$2,111,326	$2,111,326	$157,973

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES
Accounts payable related to construction in progress	$66,505	$66,505	$—

Loan fees related to short-term borrowings	$17,572	$17,572	$—

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
1.	Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) to be located in Chickasaw County, was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the company intends to produce and sell distillers dried grains as byproducts of ethanol production. Construction is expected to begin in July 2007. As of March 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational activities, project feasibility activities, and obtaining debt and equity financing.
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
The results of operations for the quarter ended March 31, 2007, are not necessarily indicative of the results expected for the full year.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
Property and Plant
The Company incurred site selection and plan development costs on the proposed site that will be capitalized. Significant additions and betterments are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation. Estimated useful lives range from 5-7 years.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss will be determined by comparing the fair market values of the asset to the carrying amount of the asset.
Intangible Asset
Intangible assets consist of loan fees. The fees are amortized over the life of the loan of one year utilizing the straight-line method.
Cost of Raising Anticipated Capital
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity units occurs, these costs are deducted from the proceeds received.
Organizational and Start-up Costs
The Company expensed all organizational and start-up costs totaling $254,369 for the period from December 7, 2005 (date of inception) through March 31, 2007.
Revenue Recognition
Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products.
Income Taxes
The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. As of March 31, 2007 the tax basis exceeded the book basis by $262,601.
Recently Issued Accounting Standards
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our results of operations and financial condition.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
Grant Income
Revenue for grants awarded to the Company will be recognized upon meeting the requirements set forth in the grant documents.
The Company has received a grant from the Iowa Corn Promotion Board for the purpose of a financial feasibility study and legal fees for an equity drive. The grant will pay up to 50% of the total cost of these fees not to exceed $25,000. The Iowa Corn Promotion Board has assumed a maximum of $25,000 toward payment to the Grantee (Homeland Energy Solutions, LLC). As of March 31, 2007 the company has received the entire $25,000 from the Iowa Corn Promotion Board.
3.	Development Stage Enterprise
The Company was formed on December 7, 2005 to have a perpetual life. The Company was capitalized by contributions from eight founders who each contributed $25,000 for 75 units of membership interests.
Income and losses are allocated to all members based upon their respective percentage of membership units held. See Note 5 for further discussion of members’ equity.
4.	Debt
On March 23, 2007, the Company entered into a Promissory Note and Business Loan Agreement (the “Bridge Loan”) with Home Federal Savings Bank establishing a credit facility for interim financing in the amount of $3,517,572. The Bridge Loan is secured by a mortgage on the land, as well as a deposit account with a balance of $614,488. The guarantee provided by the deposit account subsequently expired and certain directors of the Company have personally guaranteed the Promissory Note. The loan will be repaid in one payment of the principal amount plus any accrued interest due March 23, 2008 at an interest rate of 8.25%. Principal payments may be made at any time before the due date without any penalty. As of March 31, 2007 interest cost of $6,449 has been capitalized.
5.	Members’ Equity
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
The Company prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC). The offering was for up to 110,000 membership units and was available for sale at $1,000 per unit. As of November 30, 2006 the Registration Statement had been declared effective. The equity drive began December 9, 2006 and as of March 31, 2007, 80,965 units have been subscribed for and the money collected is being held in escrow. The subscription agreement called for a 10% down payment and a promissory note signed for the remainder.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
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
6.	Related Party Transactions
The Company has engaged their Vice President of Project Development as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. The Company expects the aggregate fee for those services to approximate $40,000.
7.	Commitments and Contingencies
The Company anticipates borrowing approximately $143,100,000 in senior debt financing with specific terms to be negotiated. The Company also anticipates funding the project with member equity of approximately $95,385,000.
The company has signed a letter of intent with Fagen, Inc. for construction of the project. The letter of intent stipulates the contractor will be engaged to construct a plant, with costs not to exceed $109,706,788 (the Contract Price). The company will be responsible for certain site improvement, infrastructure, utilities, permitting and maintenance and power equipment costs. The price estimate of $109,706,788 is firm until December 31, 2008.
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
The Letter of Intent terminates on December 31, 2007.
The Company has entered into an engineering services agreement for Phase I and Phase II with Fagen Engineering, LLC. Phase I consists of the design package for the grading and drainage of the plant site. Phase II consists of the design package for the site work and utilities for the plant.
As of March 31, 2007 four land options have been exercised and one option has been extended until April 1, 2008. An additional payment of $13,125 was required for the option extension. The Company does not intend on allowing the remaining options to expire.
The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The work authorization on a time and materials basis for the air quality permit application is $29,894. The work authorization on a time and materials basis for the construction storm water permit application is $6,598. As of March 31, 2007, the Company has incurred $5,518 of expenses with Air Resource Specialists, Inc.
The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The fees for these services are not to exceed $25,500. As of March 31, 2007, the Company has incurred $22,723 of expenses with PlanScape Partners.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
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
The Company has entered into an agreement with Terracon Consultants Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon’s estimated fees for these services are $66,700 to $72,000. As of March 31, 2007, the Company has incurred $43,001 of expenses with Terracon Consultants Inc.
The Company has entered into an agreement with Transystems to prepare plans, details and specifications for rail plans. Transystems fees for these services are $91,000. As of March 31, 2007, the Company has incurred $51,527 of expenses with Transystems.
8.	Subsequent Events
An additional 7,930 units have been subscribed for in April & May of 2007 and the money collected is being held in escrow. As of May 9, 2007 all of the subscription funds were collected and held in escrow.
The Company purchased 190.5 acres for $2,045,969 and renewed an option for another year in April of 2007. The option extension required a payment of $5,000.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Our ability to enter into binding agreements with Fagen, Inc. and ICM, Inc. to build our plant;

•	Our ability to enter into a binding agreement with a Design-Build Firm to build our coal gasification energy center;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the availability and price of coal and natural gas to power our plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure all necessary licenses and permits;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.
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
Based upon engineering estimates from Fagen, Inc., our anticipated design-builder for our plant, we expect the ethanol plant to process approximately 37 million bushels of corn per year to produce approximately 100 gallons of fuel grade ethanol and approximately 333,000 tons of distillers grains. Based on engineering estimates from Fagen, Inc. we may use as much as 1,870,000 Million British Thermal Units (“MMBtu”) of energy per month to power our production process. We expect to complete construction of our plant in winter of 2008.
We expect the project will cost approximately $238,485,000 to complete. Our initial estimated project cost was $159,000,000 and was based on using natural gas as our energy source to power the plant. However, we disclosed in our prospectus dated November 30, 2006, that we might utilize a coal gasification system as an alternative power source to natural gas, and that we would incur significant additional engineering and design costs which would increase our estimated project cost from $159,000,000 to approximately $224,000,000. Our management has since determined that is in our best interests to install a coal gasification energy system to power the plant. However, our initial estimated total project cost to build a 100 MGY ethanol plant with a coal gasification energy system has increased from $224,000,000 to approximately $238,485,000. The main difference in cost between a natural gas powered plant and a coal gasification plant is the additional engineering and design costs to build the coal gasification energy center. We estimate that the cost to construct this energy center will be approximately $64,500,000.
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
As of the date of this report, we have received subscriptions in for approximately 88,895 units, for an aggregate amount of $88,895,000. However, we have not yet closed the offering or released funds from escrow. We will require a significant amount of debt financing to complete our project. We are considering a debt financing proposal from a potential senior lender; however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that completion of the construction of the plant will take 14-16 months after construction by Fagen, Inc. commences. Our anticipated completion date is scheduled for winter 2008.
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

Project Capitalization
Our primary focus in the upcoming fiscal quarter will be on project capitalization and the start of significant construction at our plant site. We have sold the minimum number of units, however we must secure a written debt financing commitment from a senior lender before we may release the offering proceeds from our escrow account. We are considering a debt financing proposal from a potential senior lender; however, no agreement has been executed yet. We expect to expect to continue to raise additional funds through our registered offering.
Seed Capital Offering
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
Registered Offering
As of the date of this report, we have received subscriptions for approximately 88,895 units, for an aggregate amount of $88,895,000. However, we have not yet closed the offering or released funds from escrow. Our subscription procedures required subscribers to send 10% of the amount due at the time they signed the subscription agreement. At that time, investors were also required to provide a promissory note for the remainder. We are currently collecting funds pursuant to the promissory notes. We may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $55,000,000, and have obtained a written debt financing commitment for the debt financing we need. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.
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

Bridge Loan
On March 23, 2007, we entered into a Promissory Note and Business Loan Agreement (the “Bridge Loan”) with Home Federal Savings Bank establishing a credit facility for interim financing in the amount of $3,517,572. We used the loan funds to purchase the majority of the land for our plant site. We paid an approximate purchase price of $1,150,000 to purchase 152 acres, and we subsequently purchased approximately 180 acres on April 25, 2007 for a purchase price of approximately $2,041,000. At that time, we also paid $5,000 for an option to purchase an additional small parcel of land adjacent to our plant site. The Bridge Loan is secured by a mortgage and assignment of rents for the land, as well as our deposit account with a balance of $614,000. The guarantee provided by the deposit account subsequently expired and certain directors of the Company have personally guaranteed the Promissory Note. In addition, on April 23, 2007, we entered into a Change of Terms Agreement with Home Federal Savings Bank on April 23, 2007, which revised the terms of our repayment obligations regarding the payment of interest. Previously, we were obligated to begin making monthly interest payments on April 23, 2007, at an interest rate of 8.25%, with a final payment of the principal amount plus any accrued interest due on March 23, 2008. Under the Change in Terms Agreement, we agreed to pay the loan in one principal payment of $3,517,572 plus interest at a rate of 8.25% on March 23, 2008. We expect to pay the balance when we close on our senior debt financing and release equity proceeds from escrow; however, there is no assurance or guarantee that we will be able to successfully close our project financing.
Tax Abatement under the High Quality Jobs Program
We are seeking 20-year 100% tax abatement under the High Quality Jobs program from the State of Iowa. Under this program we would not be exempt from any state income tax, but it would exempt us from paying any state property tax for the period provided that we meet the eligibility requirements under the program. There are several eligibility requirements, and an applicant must meet four requirements to qualify for the program. We intend to apply based on meeting the following four criteria:
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
The requirements mentioned above have not yet been met and there is potential that we will not meet one or more of those requirements. If we fail to meet these criteria, we will be ineligible for the tax abatement under the High Quality Jobs program. Finally, we are seeking up to $100,000 from the USDA Value Added Producer Grant program for Planning Activities. There is no guarantee that we will receive any funds under this program. A failure to obtain any of these grants or abatements will require us to obtain additional equity or debt financing to complete the project.

Site Development and Construction Activities
We have begun initial soil and water testing at the plant site located in Chickasaw County, such as soil boring, a soil elevations survey and grade packages. In addition, we have researched the water quality and amount of water available to us with tests from New Hampton, Iowa and Lawler, Iowa and test wells drilled on site. Initial testing indicates that the water quality is good, which may reduce our water pre-treatment costs in the future. We anticipate that we will begin dirt grading at our site in July 2007, with significant plant construction beginning in August 2007. We currently estimate that completion of the construction of the plant will take 14-16 months after construction by Fagen, Inc. commences. Our anticipated completion date is scheduled for winter 2008.
We have also begun investigating and planning for an interconnection between our ethanol plant and an interstate high-pressure natural gas pipeline owned by Alliance Pipeline, L.P. Although we intend to construct a coal gasification energy center to power our plant, we still intend to connect to a natural gas pipeline to give us the flexibility to operate on natural gas. This will also aid us to reduce down-time in our operations.
We plan to have facilities to receive grain by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. We expect that the Iowa, Chicago & Eastern (“IC&E”) Railroad will provide rail service to the proposed site. However, we will still need to establish rail access directly to the plant from the main rail line that can provide 75 to 90-unit car trains. We have engaged TranSystems Corporation to provide us with a Conceptual Rail Service Plan Drawing. We also anticipate that we will retain TranSystems Corporation for a Continuous Services Agreement for our rail infrastructure design and construction. We anticipate that the cost of this rail infrastructure will be approximately $6,500,000.
Letter of Intent with Fagen, Inc.
We have executed a non-binding letter of intent with Fagen, Inc., which has agreed to enter into good faith negotiations with us to prepare definitive agreements for design and construction services. We expect to pay Fagen, Inc. approximately $109,706,788 in exchange for the design and construction of our plant. We expect to be responsible for certain site improvements, infrastructure, utilities, permitting and maintenance and power equipment costs. The base price estimate of $109,706,788 is firm until December 31, 2008. The services of Fagen, Inc. are currently in high demand because of its extensive experience as a design-builder for ethanol production facilities. Our management believes that the contract price of the ethanol plant is reasonable in light of Fagen, Inc.’s expertise in the design and construction of ethanol production facilities and the level of current demand for its services.
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

Phase I and II Engineering Services Agreement with Fagen, Inc.
We have entered into a Phase I and II Engineering Services Agreement with Fagen Engineering, LLC for the performance of certain engineering and design services. We have agreed to pay Fagen Engineering, LLC a lump sum fee of $92,500 in exchange for the following services:
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
The lump sum fee of $92,500 under this agreement will reduce the lump sum fee we owe to Fagen, Inc. under our anticipated design-build agreement.
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
Coal Gasification Energy Center
Our management has determined that it is in our best interests to install a coal gasification energy system to power the plant. The construction of a coal gasification energy system will allow us to power the plant using natural gas or coal gasification. We estimate that the total project cost to build a 100 MGY ethanol plant with a coal gasification energy system is approximately $238,485,000.
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

Coal gasification systems are designed to be more efficient than a typical coal combustion plant, as there is less wasted heat with a coal gasification system. Our management anticipates that our financial results will improve by utilizing coal gasification because of the potential savings in natural gas costs. Current natural gas prices are approximately $7.00 per MMBtu and our estimated gas cost from the gasifier is approximately $2.50 per MMBtu. We estimate that our plant will use approximately 10,000 MMBtu’s per day and should operate at least 353 days per year. This translates to an anticipated approximate savings per year of $15,885,000 by using a coal gasification energy center. However, we have not entered into any contracts for the procurement of coal and the cost of coal may increase in the future, which would increase our operating costs.
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
Under the agreement, B&Mc arranged a trip to China for members of our board to visit facilities currently operating using coal-gasification systems. The estimated total cost of the design services is $461,750, excluding the cost of travel to China to research currently operating coal-burning gasification facilities. The cost for the trip to China was approximately $7,200 per person. Five of our board members toured China on February 2nd-10th, 2007. The members toured coal gasifiers that have been in production for two years up to fifty years. The coal gasifiers were running a glass plant, anhydrous ammonia facility and many other small industries. The use of coal gasification as an energy source for an ethanol plant is a new concept and has not been thoroughly tested at other facilities. Thus, due to the lack of experience in the combination of technologies, we may encounter delays in production as the gasification system and the ethanol plant are integrated.
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

Environmental Permits to be in Place Prior to the Start of Significant Construction
Construction, Operation and Title V Air Permits
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
We have applied with the IDNR for a Title V permit, as we expect that our emissions will be at a level high enough to require this permit. Before the IDNR will issue us our Title V air permit, it must go through a period of public notice and comment. We estimate that the cost to obtain our Title V permit will be approximately $50,000. Additionally, costs required during construction to comply with the permit will be approximately $500,000. Costs to maintain compliance with the Title V permit will likely be approximately $50,000 per year. These costs have been figured in to our business plan and budget. There is also a risk that the Department of Natural Resources might reject our Title V air permit application and request additional information, further delaying start-up and increasing expenses.
Even if we obtain an air pollution construction permit prior to construction, the air quality standards or the interpretation of those standards may change, thus requiring additional control equipment or more stringent permitting requirements. There is also a risk that the area in which the plant is situated may be determined to be a non-attainment area for a particular pollutant, which would subject us to additional more stringent permitting requirements. If the IDNR determines that the area in which the plant will be situated is a non-attainment area, then the IDNR may require additional investigation into the permit applications to make sure that the plant will not significantly impact emissions for the particular pollutant. In this event we may be required to file for and obtain a Prevention of Significant Deterioration (“PSD”) permit, which would likely include strict emissions limitations and to install Best Available Control Technologies (“BACT”) for any future modifications or expansions of the plant. This would significantly increase the operating costs and capital costs associated with any future expansion or modification of the plant.
We may begin preliminary dirt moving and site excavation, at our own risk, before we have obtained the permits. However, we may not begin concrete work until we have received the permits. If granted, the permits will be valid until the plant is modified or there is a process change that changes air emission estimates, at which time an appropriate modification will be applied for. Although we currently do not anticipate any significant problems, there can be no assurance that the IDNR will grant us these permits.
Construction Site Storm Water Discharge Permit
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
Environmental Permits and Plans to be in Place Prior to the Start of Operations
•	Waste Water Discharge Permit
•	New Source Performance Standards
•	Storm Water Discharge Permit and Storm Water Pollution Prevention Plan (SWPPP Permits)
•	Spill Prevention, Control and Countermeasures Plan
•	High Capacity Well Permit

•	Alcohol Fuel Producer’s Permit
•	Risk Management Plan
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
Trends and Uncertainties Impacting the Ethanol Industry and our Future Operations
If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grain marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives; and, the cost of complying with extensive environmental laws that regulate our industry.

We expect our revenues will consist primarily of sales of ethanol and distillers grains. Ethanol prices have recently been much higher than their 10 year average. Increased demand, however, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term unless the demand for ethanol also continues to increase. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of April 25, 2007, there were 116 operational ethanol plants nationwide that have the capacity to produce approximately 5.91 billion gallons annually. In addition, there are 81 ethanol plants and 8 expansions under construction, which when operational are expected to produce approximately another 6.6 billion gallons of ethanol per year. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
The increased production of ethanol has placed upward pressure on the price and supply of corn, resulting in higher than normal corn prices. The spread between petroleum prices and corn prices has narrowed, which has reduced ethanol plant profit margins from the levels reached during 2006. However, the rise in corn prices has motivated farmers to plant additional acres of corn in 2007, which has helped to offset the upward pressure on the price of corn in the short-term. According to a March 30, 2007 report released by the United States Department of Agriculture, corn growers intend to plant 90.5 million of acres of corn in 2007, which is up 15% from 2006.
We also expect to benefit from federal and ethanol supports and tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, 4.7 billion gallons in 2007, and increasing to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Since the current national ethanol production capacity exceeds the 2007 RFS requirement, it is management’s belief that other market forces are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirement may not significantly impact ethanol prices in the short term and future supply could outweigh the demand for ethanol. This could have an adverse effect on our future earnings.
The Energy Policy Act of 2005 also created a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel, at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
On January 4, 2007, the BioFuels Security Act legislation, known as Senate bill 23, sponsored by Tom Harkin and Richard Lugar, among others, was reintroduced during the 110th Congress. The legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. Other provisions would require additional E85 pumps at branded gasoline stations, increased use of alternative fuels in the federal fleet and an increase in the percentage of flex fuel vehicles produced. The Senate bill has been referred to the Senate Commerce Committee and the corresponding bill in the House of Representatives (H.R. 559) has been referred to the committees on Energy and Commerce, Oversight and Government Reform and the Judiciary Committee. A similar piece of legislation passed the Senate Committee on Energy and Natural Resources on May 2, 2007. This legislation would increase the RFS to 36 billion gallons of renewable fuels to be used by 2022. Beginning in 2016, the legislation would also require that a growing percentage of the RFS requirement be met with cellulosic ethanol, resulting in at least 21 billion gallons of cellulosic ethanol usage by 2022, and also would place a limit on the amount of corn-based ethanol that can be counted towards the RFS requirement to no more than 15 billion gallons per year. This proposed legislation has not been signed into law, and there is no certainty that it, or any portion of it will be passed. In addition, there is no certainty that this legislation, if passed, would provide any benefit to us or to the industry as a whole.

Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Reduction or elimination of tariffs on imported ethanol into our country could have a significant effect on our business.
Technology Developments
A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for biodiesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered in Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of the corn kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or biodiesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.
Trends and Uncertainties impacting the Corn, Coal and Natural Gas Markets and our Future Cost of Goods Sold.
We expect our future cost of goods sold will consist primarily of costs relating to the corn, coal and natural gas supplies necessary to produce ethanol and distillers grains for sale.
As of April 10, 2007, the United States Department of Agriculture estimated the 2006 corn crop at 10.5 billion bushels, which is the third largest production estimate on record. Despite the large 2006 corn crop, corn prices have increased sharply since late 2006 and we expect corn prices to remain at historical high price levels well into 2007. While the rise in corn prices has motivated farmers to plant additional acres of corn in 2007, which has helped to offset the upward pressure on the price of corn, those corn acres have not yet been planted and actual corn production is contingent upon many factors over which we have little control. Although we do not expect to begin operations until fall 2008, we expect these same factors will continue to cause volatility in the price of corn, which may significantly impact our cost of goods sold.
The price at which we will purchase corn will depend on prevailing market prices. A shortage may develop, particularly if there are other ethanol plants competing for these feedstocks, an extended drought, flooding, or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
We will rely heavily on coal as the primary input for our coal gasification energy center to power our plant. We must enter into agreements for the procurement of our coal, and as of the date of this report, we have not yet done so. Current natural gas prices are approximately $7.00 per MMBtu and current coal costs using the gasification are approximately $2.50 per MMBtu. We estimate that our plant will use approximately 10,000 MMBtu’s per day and should operate at least 353 days per year. This would translate to an anticipated approximate savings per year of $15,885,000, less transportation costs, by using a coal gasification energy center. However, we have not entered into any contracts for the procurement of coal and there is no guarantee that the cost of coal will not increase in the future, which would increase our operating costs. We will also incur additional costs to transport the necessary coal to our plant.

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
Liquidity and Capital Resources
Our prospectus dated November 30, 2006 states that our total estimated project cost was $159,000,000 based on using natural gas as our energy source to power the plant. However, our prospectus dated November 30, 2006, also states that we may decide to use coal gasification as an alternative power source to natural gas, and that we would incur significant additional engineering and design costs which would increase our estimated project cost from $159,000,000 to approximately $224,000,000 should we determine to use coal gasification. Our management has since determined that is in our best interests to install a coal gasification energy system to power the plant. However, our initial estimated total project cost to build a 100 MGY ethanol plant with a coal gasification energy system has increased from $224,000,000 to approximately $238,485,000. The additional increase of approximately $14,985,000 in our total project cost is due to several factors including increased site development costs of approximately $3,000,000, increased rail construction costs of approximately $6,500,000 and construction costs of approximately $4,000,000 for pipeline construction. In addition, the cost of materials is another significant contributor to the estimated cost increase.
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

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$109,706,788	46.00%
CCI contingency	8,500,000	3.56%
Coal Gasification Energy Center	64,500,000	27.05%
Land cost	3,500,000	1.47%
Site development costs	7,670,000	3.22%
Pipeline costs	4,000,000	1.68%
Construction contingency	2,013,212	0.85%
Construction performance bond	400,000	0.17%
Construction insurance costs	150,000	0.06%
Construction manager fees	125,000	0.05%
Administrative building	760,000	0.32%
Office equipment	85,000	0.03%
Computers, Software, Network	175,000	0.07%
Rail Infrastructure	12,300,000	5.16%
Rolling stock	500,000	0.21%
Fire Protection, water supply and water treatment	3,500,000	1.47%
Capitalized interest	2,000,000	0.84%

Start up costs:
Financing costs	2,750,000	1.15%
Organization costs(1)	1,400,000	0.59%
Pre production period costs	950,000	0.40%
Working capital	7,000,000	2.94%
Inventory — corn	2,000,000	0.84%
Inventory — chemicals and ingredients	500,000	0.21%
Inventory — Ethanol	2,500,000	1.04%
Inventory — DDGS	500,000	0.21%
Inventory — Coal	250,000	0.10%
Spare parts — process equipment	750,000	0.31%

Total	$238,485,000	100.00%

(1)	Includes estimated offering expenses of $480,000.
Plant Construction. The construction of the plant itself is by far the single largest expense at approximately $109,706,788. We have a letter of intent with Fagen, Inc., but we have not yet signed a binding definitive agreement for plant construction. See the section entitled “Design-Build Team; Letter of Intent with Fagen, Inc.” in our prospectus dated November 30, 2006.
CCI Contingency. Under our letter of intent with Fagen, Inc., the contract price of $109,706,788 may be further increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine reports a CCI greater than 7540.38 in the month in which we issue to Fagen, Inc., a notice to proceed with plant construction. The amount of the contract price increase will be equal to the increase in the CCI based upon the September 2005 CCI of 7540.38. The CCI is reported on a monthly basis and since September 2005 has shown a steady increase. As of May 9, 2007, the CCI was reported at 7942.00, which is significantly higher than the September 2005 level stated in the letter of intent. Thus, we have allowed for a contingency of $8,500,000 in our total estimated costs of the project.
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
Land Cost. We paid an approximate purchase price of $3,500,000 to purchase the land for our plant site.
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
Financial Results for the Fiscal Quarter Ended March 31, 2007 and the period from Inception through March 31, 2007
As of March 31, 2007, we had total assets of approximately $4,727,446 consisting primarily of cash, cash equivalents, land and land options. We have current liabilities of approximately $3,606,535 consisting primarily of notes payable. Total members’ equity as of March 31, 2007, was approximately $1,120,911. Since our inception, we have generated no revenue from operations. For the three months ended March 31, 2007, we had a net loss of approximately $41,186. For the period from inception to March 31, 2007, we had a net loss of approximately $184,982, primarily due to start-up business costs.

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
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer, Stephen Eastman, and our Principal Financial Officer, Bernard Retterath. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Homeland Energy Solutions has formed an audit committee and that committee will increase its review of our disclosure controls and procedures. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
We registered a total of 110,000 units at $1,000 per unit for an aggregate maximum gross offering price of $110,000,000. As of the date of this report, we have received subscriptions for approximately 88,895 units, for an aggregate amount of $88,895,000. However, we have not yet closed the offering or released funds from escrow. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our ethanol plant is substantially operational. Once we reach financial closing, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.

Pursuant to our prospectus, all subscription payments from the offering are deposited in an interest-bearing escrow account that we have established with Home Federal Savings Bank, as escrow agent, under a written escrow agreement. We will not release funds from the escrow account until the following conditions are satisfied: (1) cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $55,000,000, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing for approximately $143,100,000, less any grants and/or tax increment financing we are awarded; (3) we elect, in writing, to terminate the escrow agreement; 4) an affidavit prepared by our escrow agent has been sent to the states in which we have registered units stating that the conditions set out in (1), (2) and (3) have been met; and (5) in each state in which consent is required, the state securities commissioners have consented to release of the funds on deposit. Upon satisfaction of these conditions, the escrow agreement will terminate, and the escrow agent will disburse the funds on deposit, including interest, to us to be used in accordance with the provisions set out in this prospectus. The escrow account may continue for up to one year after the effective date of this registration statement to allow us to collect the 90% balance due under the promissory notes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included in or incorporated by reference in this report:

Exhibit No.	Description	Method of Filing

10.14	Phase I and II Engineering Services Agreement dated December 5, 2006 between Homeland Energy Solutions and Fagen, Inc.	*+

10.15	Business Loan Agreement dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.16	Acknowledgement of Assignment of Deposit Account dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.17	Assignment of Deposit Account dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.18	Assignment of Rents dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.19	Disbursement Request and Authorization dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.20	Limited Liability Company Resolution to Borrow/Grant Collateral dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.21	Mortgage dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.22	Promissory Note dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.23	Change in Terms Agreement dated April 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC
Date: May 15, 2007	/s/ Stephen Eastman
Stephen Eastman
President (Principal Executive Officer)

Date: May 15, 2007	/s/ Bernard Retterath
Bernard Retterath
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.14	Phase I and II Engineering Services Agreement dated December 5, 2006 between Homeland Energy Solutions and Fagen, Inc.	*+

10.15	Business Loan Agreement dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.16	Acknowledgement of Assignment of Deposit Account dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.17	Assignment of Deposit Account dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.18	Assignment of Rents dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.19	Disbursement Request and Authorization dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.20	Limited Liability Company Resolution to Borrow/Grant Collateral dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.21	Mortgage dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.22	Promissory Note dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

10.23	Change in Terms Agreement dated April 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.