Form 10QSB
period 2007-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2007-08-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2007
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
As of July 31, 2007 there were 2,850 units outstanding.
Transitional Small Business Disclosure Format (Check one):   ☐ Yes   ☑ No

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.
HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
BALANCE SHEET (UNAUDITED)
ASSETS

6/30/2007

CURRENT ASSETS
Cash and cash equivalents	$410,946
Attorney escrow account	156
Prepaid offering costs	225,587
Prepaid expenses	8,907

Total current assets	645,596

PROPERTY AND EQUIPMENT, at cost
Land	3,530,487
Equipment	23,816
Construction in progress	449,569
Less accumulated depreciation	(2,192)

4,001,680

OTHER ASSETS
Loan fees, net of amortization $18,328	49,244
Land options	29,774

79,018

Total Assets	$4,726,294

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$59,016
Notes payable	3,517,572
Property tax payable	4,090
Accrued interest payable	78,712

Total current liabilities	3,659,390

COMMITMENTS AND CONTINGENCIES (NOTE 7)

MEMBERS’ EQUITY
Capital units, less syndication costs	1,305,893
Deficit accumulated during development stage	(238,989)

Total members’ equity	1,066,904

Total liabilities and members’ equity	$4,726,294

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Quarter Ended June 30, 2007, for the Quarter
Ended June 30, 2006 and for the period from
December 7, 2005 (Date of Inception) to June 30, 2007

			Period from
	Quarter Ended	Quarter Ended	inception to
	6/30/07	6/30/06	6/30/07

OPERATING REVENUE	$—	$—	$—

OPERATING EXPENSES
Professional expenses	49,461	—	178,020
Engineering & design	—	—	18,652
Feasibility studies	—	21,750	67,750
Filing fees/permits	1,676	—	14,604
Land options	—	—	1,650
Insurance	4,619	—	10,778
Office Expense	710	—	10,446
Depreciation	950	—	2,192
Amortization	—	—	390
Rent	900	—	2,700
Utilities	898	—	4,140
Crop input expense	4,552	—	4,552
Property tax	341	—	341
Miscellaneous expenses	206	54	2,467

Total Expenses	64,313	21,804	318,682

OTHER INCOME
Interest income	10,306	7,678	54,693
Grant income	—	10,875	25,000

Total Other Income	10,306	18,553	79,693

Net loss during development stage	$(54,007)	$(3,251)	$(238,989)

Basic and Diluted loss per capital unit	$(18.95)	$(1.73)	(108.38)

Basic and Diluted weighted average capital units O/S	2,850	1,875	2,205

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Six Months Ended June 30, 2007 and
for the Six Months Ended June 30, 2006

	Six Months	Six Months
	Ended	Ended
	6/30/07	6/30/06

OPERATING REVENUE	$—	$—

OPERATING EXPENSES
Professional expenses	100,622	16,718
Engineering & design	—	2,177
Feasibility studies	—	27,750
Filing fees/permits	2,834	—
Insurance	9,239	—
Office Expense	3,879	—
Depreciation	1,899	—
Amortization	390	—
Rent	2,100	—
Utilities	4,069	—
Crop input expense	4,552	—
Property tax	341	—
Miscellaneous expenses	1,027	403

Total Expenses	130,952	47,048

OTHER INCOME
Interest income	21,633	7,678
Grant income	14,125	10,875

Total Other Income	35,758	18,553

Net loss during development stage	$(95,194)	$(28,495)

Basic and Diluted loss per capital unit	$(33.40)	$(23.61)

Basic and Diluted weighted average capital units O/S	2,850	1,207

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2007, for the Six
Months Ended June 30, 2006 and for the period from
December 7, 2005 (Date of Inception) to June 30, 2007

	Six Months	Six Months	Period from
	Ended	Ended	inception to
	6/30/07	6/30/06	6/30/07
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss during development stage	$(95,194)	$(28,495)	$(238,989)
Depreciation and Amortization	2,289	—	2,582
Write off land options	—	—	1,650
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in other current assets	15,257	(52,398)	(9,063)
(Decrease) increase in accounts payable	(67,436)	24,932	27,881
Increase in other current liabilities	4,090	—	4,090

Net cash used in operating activities	(140,994)	(55,961)	(211,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of certificate of deposit	614,488	—	1,214,488
Purchase of certificate of deposit	—	(600,000)	(1,214,488)
Payments for construction in progress	(321,784)	—	(321,784)
Purchase of equipment	—	—	(23,816)
Purchase of land	(3,528,524)	—	(3,528,524)
Purchase of land options	(18,125)	—	(33,387)

Net cash used in investing activities	(3,253,945)	(600,000)	(3,907,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	3,500,000	—	3,500,000
Payments for origination fees on short-term borrowing	(50,000)	—	(50,000)
Payments for prepaid offering costs	(1,824)	—	(225,587)
Contributed capital	—	1,325,000	1,325,000
Payments for syndication costs on capital units issued	—	(19,107)	(19,107)

Net cash provided by financing activities	3,448,176	1,305,893	4,530,306

Net change in cash	53,237	649,932	410,946

CASH AND CASH EQUIVALENTS
Beginning of period	357,709	—	—

End of period	$410,946	$649,932	$410,946

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES
Accounts payable related to construction in progress	$31,135	$—	$31,135

Loan fees related to short-term borrowings	$17,572	$—	$17,572

Interest capitalized	$78,712	$—	$78,712

Loan fee amortization capitalized	$17,938	$—	$17,938

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
1.	Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) to be located in Chickasaw County, was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the company intends to produce and sell distillers dried grains as byproducts of ethanol production. Construction is expected to begin in November 2007. As of June 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational activities, project feasibility activities, and obtaining debt and equity financing.
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
The results of operations for the quarter ended June 30, 2007, are not necessarily indicative of the results expected for the full year.
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
Property and Plant
The Company incurred site selection and plan development costs on the proposed site that were capitalized. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation. Estimated useful lives range from 5-7 years.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
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
Organizational and Start-up Costs
The Company expensed all organizational and start-up costs totaling $336,620 for the period from December 7, 2005 (date of inception) through June 30, 2007.
Revenue Recognition
Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products.
Income Taxes
The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. As of June 30, 2007 the tax basis exceeded the book basis by $344,852.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement becomes effective for the Company in for the fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No 157 will have on our results of operations and financial condition.
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
Notes to Unaudited Financial Statements
Grant Income
Revenue for grants awarded to the Company will be recognized upon meeting the requirements set forth in the grant documents.
The Company has received a grant from the Iowa Corn Promotion Board for the purpose of a financial feasibility study and legal fees for an equity drive. The grant stipulations were to pay up to 50% of the total cost of these fees not to exceed $25,000. The Iowa Corn Promotion Board has assumed a maximum of $25,000 toward payment to the Grantee (Homeland Energy Solutions, LLC). As of June 30, 2007 the company has received the entire $25,000 from the Iowa Corn Promotion Board.
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
On March 23, 2007, the Company entered into a Promissory Note and Business Loan Agreement (the “Bridge Loan”) with Home Federal Savings Bank establishing a credit facility for interim financing in the amount of $3,517,572. The Bridge Loan is secured by a mortgage and assignment of rents for the land, as well as our deposit account with a balance of $614,000. The guarantee provided by the deposit account subsequently expired and certain directors of the Company have personally guaranteed the Promissory Note. The loan will be repaid in one payment of the principal amount plus any accrued interest due March 23, 2008 at an interest rate of 8.25%. Principal payments may be made at any time before the due date without any penalty. As of June 30, 2007 interest cost of $78,712 has been capitalized.
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
The Company prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC). The offering was for up to 110,000 membership units and was available for sale at $1,000 per unit. As of November 30, 2006 the Registration Statement had been declared effective. The equity drive began December 9, 2006 and as of June 30, 2007, 92,170 units have been subscribed for and the money collected is being held in escrow. The subscription agreement called for a 10% down payment and a promissory note signed for the remainder.
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
Notes to Unaudited Financial Statements
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
The Company has engaged one of their board members as Vice President of Project Development. The Vice President of Project Development will serve as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. The Company expects the aggregate fee for those services to approximate $40,000.
7.	Commitments and Contingencies
The Company anticipates borrowing approximately $143,000,000 in senior debt financing with specific terms to be negotiated. The Company also anticipates funding the project with member equity of approximately $95,385,000.
The company has signed a letter of intent with Fagen Inc. for construction of the project. The letter of intent stipulates the contractor will be engaged to construct a plant, with costs not to exceed $109,706,788 (the Contract Price). The company will be responsible for certain site improvement, infrastructure, utilities, permitting and maintenance and power equipment costs. The price estimate of $109,706,788 is firm until December 31, 2007. See subsequent event at note 8.
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
The Letter of Intent terminates on December 31, 2007.
The Company has entered into an engineering services agreement for Phase I and Phase II with Fagen Engineering, LLC. Phase I consists of the design package for the grading and drainage of the plant site. Phase II consists of the design package for the site work and utilities for the plant. As of June 30, 2007, the Company has incurred $50,875 of costs with Fagen Engineering, LLC.
As of June 30, 2007 five land options have been exercised and two options have been extended until April 1, 2008. An additional payment of $18,125 was required for the option extensions.
The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The work authorization on a time and materials basis for the air quality permit application is $29,894. The work authorization on a time and materials basis for the construction storm water permit application is $6,598. As of June 30, 2007, the Company has incurred $18,610 of costs with Air Resource Specialists, Inc.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The fees for these services are not to exceed $25,500. As of June 30, 2007, the Company has incurred $22,723 of costs with PlanScape Partners.
The Company has entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification as an alternative energy source for the plant once we have reached substantial operations. Project assistance will consist of design and FEL II level cost estimates for the balance of plant items outside the gasifier, refinement of coal transportation and supply options, and development of plant performance guarantees. In exchange for their services, the Company has agreed to pay Burns & McDonnell $461,750. As of June 30, 2007, the Company has incurred $100,000 of costs with Burns & McDonnell.
The Company has entered into an agreement with Terracon Consultants Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon’s estimated fees for these services are $66,700 to $72,000. As of June 30, 2007, the Company has incurred $68,509 of costs with Terracon Consultants Inc.
The Company has entered into an agreement with Transystems to prepare plans, details and specifications for rail plans. Transystems fees for these services are $91,000. As of June 30, 2007, the Company has incurred $51,527 of costs with Transystems.
In May 2007 the Company was awarded a $100,000 forgivable loan and a $100,000 loan at 0% paid back over 5 years. This award is through the Value Added Agriculture Products and Processing Financial Assistance Program from the Iowa Department of Economic Development. Funds will be disbursed upon fulfillment of contract obligations. The Company is also authorized to receive the following tax benefits under the State of Iowa’s High Quality Job Creation (HQJC) program:
1)	Refund of sales, service or use taxes paid during construction work (estimated at $4,289,615)

2)	Investment tax credit (limited to $10,000,000. To be amortized over 5 years)

3)	Local Value-added Property Tax Exemption (estimated at $10,350,000)
8.	Subsequent Events
An additional 1,395 units have been subscribed for in July of 2007 and the money collected is being held in escrow. As of August 7, 2007 all of the subscription funds were collected and held in escrow.
Lump Sum Design-Build Agreement between Homeland Energy Solutions, LLC and Fagen, Inc.
On July 18, 2007, the Company entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of a one hundred (100) million gallon per year dry grind ethanol production facility (the “Design-Build Agreement”) on the Company’s plant site located near the City of New Hampton, Iowa. Pursuant to the Lump Sum Design-Build Agreement, the effective date is July 6, 2007. Under the Design-Build Agreement, the Company will pay Fagen, Inc. a total contract price of $109,706,788, subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. Fagen, Inc, will design and build the plant using ICM, Inc., technology. As part of the total contract price, the Company will pay Fagen, Inc. a mobilization fee of $20,000,000 at the earlier of Financial Closing or the issuance of the Company’s Notice to Proceed. The Company currently expects the construction to be completed in winter 2008, however, there is no assurance or guarantee that construction will stay on schedule or that the company will be able to commence operations at the plant by summer 2009.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
First Amendment to Lump Sum Design-Build Agreement between Homeland Energy Solutions, LLC and Fagen, Inc.
On July 18, 2007, the Company also entered into a First Amendment to the Design-Build Agreement. Pursuant to the Amendment, Fagen, Inc. will accept Notice to Proceed on an earlier date than that set forth in the Design-Build Agreement. In exchange for beginning work on an earlier date, the Company has agreed to pay Fagen, Inc. an increased contract price of $120,000,000. So long as the Company gives Fagen, Inc. a valid Notice to Proceed on or prior to November 30, 2007, there will be no adjustment of the Contract Price based on an increase in the Construction Cost Index (“CCI”) published by Engineering News-Record Magazine, as was set forth in the Design-Build Agreement.
In addition, Fagen, Inc. will finance a portion of the contract price in the form of a progress payment credit in the amount of $1,800,000, plus any increase in the contract price resulting from a change in the CCI should Notice to Proceed not be given prior to November 30, 2007. The credit will be issued after all equity funds have been utilized. At that time, the Company will execute a Subordinated Secured Promissory Note in favor of Fagen, Inc., which will be subordinate to the construction and working capital loan proceeds obtained at Financial Closing. The increase in the contract price pursuant to the Amendment is within the Company’s construction and CCI contingencies in our budget. Thus, the Company does not anticipate an increase to the total estimated project cost of $238,485,000 unless the Company does not submit a valid Notice to Proceed prior to November 30, 2007, in which case there may be an increase due to any increase in the baseline CCI as set forth in the Amendment.
License Agreement with Econo-Power International Corporation
On July 26, 2007, the Company entered into a patent and technology license agreement with Econo-Power International Corporation (“EPIC”) to grant a non-exclusive perpetual license to use the EPIC licensed technology for the development, implementation, commercialization, operation and maintenance of a coal gasification production system at the ethanol facility located near New Hampton, Iowa (the “EPIC License Agreement”). The licensed technology includes patents and technical information relating to the apparatus and methods for converting coal to fuel gas, including, but not limited to: coal feed systems, gasifiers, ash and liquid removal equipment, and sulfur removal equipment.
The Company is not obligated to pay a license fee to EPIC for use of the EPIC licensed technology because our payment to Burns & McDonnell for the construction of the system under our anticipated engineering, procurement and construction contract will be inclusive of these costs. However, the Company is obligated to pay a monthly royalty fee per MMBTU of SynGas produced by the System as measured at the metering point during the preceding calendar month.
The main obligations under the EPIC License Agreement will not be binding unless and until (1) the Company secures the necessary debt financing for the construction of the coal gasification system; (2) the Company enters into a definitive agreement with Burns & McDonnell for the construction of the system; and (3) EPIC and Burns & McDonnell enter into an agreement in which EPIC will supply EPIC licensed technology to be incorporated into the construction of the System. The term of the EPIC License Agreement commenced on July 27, 2007 and will continue for 15 years from the date of the first royalty fee payment. The Company will continue to have a perpetual license to use the EPIC licensed technology for its ethanol plant beyond the expiration of the 15-year term.

Item 2.	Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Our ability to enter into a binding agreement with a Design-Build Firm to build our coal gasification energy center;

•	Changes in our business strategy, capital improvements or development plans;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the availability and price of coal and natural gas to power our plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Our ability to secure all necessary licenses and permits;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.
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

Overview
Homeland Energy Solutions, LLC is a development-stage Iowa limited liability company. It was formed on December 7, 2005 for the purpose of raising capital to develop, construct, own and operate a 100-million gallon corn-based ethanol plant which is expected to be located near New Hampton, Iowa. References to “we,” “us,” “our” and the “Company” refer to Homeland Energy Solutions, LLC. We have begun the initial dirt work at our plant site, however significant construction at our plant site has not yet begun. We anticipate that significant construction will begin in the next quarter.
Based upon engineering estimates from Fagen, Inc., the design-builder for our plant, we expect the ethanol plant to process approximately 37 million bushels of corn per year to produce approximately 100 gallons of fuel grade ethanol and approximately 333,000 tons of distillers grains. Based on engineering estimates from Fagen, Inc. we may use as much as 1,870,000 Million British Thermal Units (“MMBtu”) of energy per month to power our production process. We expect to complete construction of our plant in winter of 2008.
We expect the project will cost approximately $238,485,000 to complete. A significant portion of our approximate project cost is the additional engineering and construction costs to build a coal gasification energy center. We estimate that the cost to construct this energy center will be approximately $64,500,000. With a coal gasification energy center, the plant would have the capability to be powered by gas created from coal as well as natural gas. Utilizing the coal gasification technology rather than natural gas to power our plant may result in significant cost savings.
We plan to finance the development and construction of the ethanol plant with a combination of equity and debt to supplement the proceeds from our previous private placements. Through our previous private placements, we raised aggregate proceeds of $1,325,000 to fund our development, organizational and offering expenses. We then filed a registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-135967), as amended, which became effective on November 30, 2006. We subsequently filed Supplement Number 1 to the final prospectus on March 8, 2007 and Supplement Number 2 to the final prospectus on July 27, 2007 (hereinafter collectively referred to as “the Prospectus”). The supplements contain certain updates to our project, such as our budget and engineering plan and the announcement of our entry into definitive agreements with Fagen, Inc. for the construction of our ethanol plant.
As of the date of this report, we have received subscriptions in for approximately 93,720 units, for an aggregate amount of $93,720,000. However, we have not yet closed the offering or released funds from escrow. We will require a significant amount of debt financing to complete our project. We have obtained a non-binding debt financing term sheet from Home Federal Savings Bank, but we do not have a binding agreement for the debt financing that we need. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and my have to abandon our business.
On July 18, 2007, we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of our ethanol plant (the “Design-Build Agreement”) as well as a First Amendment to the Design-Build Agreement (the “Amendment”). Fagen, Inc, will design and build the plant using ICM, Inc., technology. Pursuant to the Amendment, Fagen, Inc. will accept Notice to Proceed on an earlier date than that set forth in the Design-Build Agreement. In exchange for beginning work on an earlier date, we have agreed to pay Fagen, Inc. a contract price of $120,000,000, which is an increase of approximately $10,300,000 from the price set forth in the Design-Build Agreement. However, so long as we give Fagen, Inc. a valid Notice to Proceed on or prior to November 30, 2007, there will be no adjustment of the Contract Price based on an increase in the Construction Cost Index (“CCI”) published by Engineering News-Record Magazine, as was set forth in the Design-Build Agreement. The increase of approximately $10,300,000 will be covered by our CCI contingency of $8,500,000 we built in to our budget, and the remaining $1,800,000 will be financed by Fagen in the form of a progress payment credit, plus any increase in the Contract Price resulting from a change in the CCI should Notice to Proceed not be given prior to November 30, 2007. The credit will be issued after all equity funds have been utilized and will be subordinate to our senior lender. We do not anticipate an increase to our total estimated project cost of $238,485,000 unless we do not submit a valid Notice to Proceed prior to November 30, 2007, in which case there may be an increase based on the CCI.

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
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months (as measured from the date of this report) focused on completion of project capitalization, site development, and plant construction. We expect the funds raised in our previous private placements to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we close the offering and procure debt financing. Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction, and equipment acquisition. We also plan to negotiate and execute final contracts concerning our supply of corn, coal and other power sources as well as marketing agreements for our ethanol and distillers grains.
Project Capitalization
Our primary focus in the upcoming fiscal quarter will be on entering into definitive agreements with a senior lender for our necessary debt financing. We also expect to continue to raise additional funds through our registered offering.
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
Registered Offering
We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2, which became effective on November 30, 2006. As of July 31, 2007, we have received subscriptions in the amount of $93,720,000; however, we have not closed the offering and have not broken escrow. We plan to secure the balance needed to construct the plant through federal, state and local grants and debt financing.
Bridge Loan
On March 23, 2007, we entered into a Promissory Note and Business Loan Agreement (the “Bridge Loan”) with Home Federal Savings Bank establishing a credit facility for interim financing in the amount of $3,517,572. We used the loan funds to purchase the majority of the land for our plant site. We paid an approximate purchase price of $1,150,000 to purchase 152 acres, and we subsequently purchased approximately 180 acres on April 25, 2007 for a purchase price of approximately $2,041,000. At that time, we also paid $5,000 for an option to purchase an additional small parcel of land adjacent to our plant site. The Bridge Loan is secured by a mortgage and assignment of rents for the land, as well as our deposit account with a balance of $614,000. The guarantee provided by the deposit account subsequently expired and certain directors of the Company have personally guaranteed the Promissory Note. In addition, on April 23, 2007, we entered into a Change of Terms Agreement with Home Federal Savings Bank on April 23, 2007, which revised the terms of our repayment obligations regarding the payment of interest. Previously, we were obligated to begin making monthly interest payments on April 23, 2007, at an interest rate of 8.25%, with a final payment of the principal amount plus any accrued interest due on March 23, 2008. Under the Change in Terms Agreement, we must pay the loan in one principal payment of $3,517,572 plus interest at a rate of 8.25% by March 23, 2008. We expect to pay the balance when we close on our senior debt financing and release equity proceeds from escrow; however, there is no assurance or guarantee that we will be able to successfully close our project financing.

Senior Debt Financing
We must obtain a significant amount of debt financing in order to complete construction of the ethanol plant and our coal gasification energy center. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We currently have no binding agreements with any bank, lender or financial institution for our debt financing.
On May 22, 2007, we obtained a conditional debt financing term sheet from Home Federal Savings Bank. The debt financing term sheet is a non-binding agreement and is conditioned upon completion and approval of loan underwriting requirements and participation and internal hold limits at the sole discretion of Home Federal Savings Bank. In addition, we must satisfy all of the conditions of the term sheet. The conditional debt financing term sheet is for a single construction loan up to $140,000,000 and a line of credit up to $3,000,000 to build a 100 million gallon per year ethanol plant and the coal gasification energy center. The debt commitment requires us to have current equity of at least $98,000,000, including earned interest on our escrow account and grants received, and maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures. At this time, we anticipate that we will be able to satisfy the $98,000,000 equity requirement, as we have received subscriptions for 93,720 units which amount to $93,720,000 in equity proceeds. We have also earned approximately $1,500,000 in interest on our escrow account. We also expect to continue to raise additional funds through our registered offering. However, there is no guarantee that we will meet the conditions set forth in the term sheet or that Home Federal Savings Bank will complete approval of our loan underwriting requirements and participation. If we are unable to procure the debt financing that we need, we may have to abandon our business or modify our plans.
Tax Abatement and Grants
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
The requirements mentioned above have not yet been met and there is potential that we will not meet one or more of those requirements. If we fail to meet these criteria, we will be ineligible for the tax abatement under the High Quality Jobs program. We are currently negotiating the necessary agreements with the County of Chickasaw for our tax abatement under this program.
We have received a grant from the Iowa Corn Promotion Board in the amount of $25,000 for the purpose of preparation of our feasibility study and legal fees during our equity drive. In addition, we have received preliminary approval for a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPFAP”), but have not yet received the funds. A failure to obtain these abatements or grants will require us to obtain additional equity or debt financing to complete the project.

Site Development and Construction Activities
We have begun initial dirt work at our plant site, and we are currently negotiating the dirt work contract for the site stabilization for the ethanol plant and our necessary rail spur track. In addition, we have researched the water quality and amount of water available to us with tests from New Hampton, Iowa and Lawler, Iowa and test wells drilled on site. Initial testing indicates that the water quality is good, which may reduce our water pre-treatment costs in the future. We anticipate that significant plant construction will begin in September 2007. We currently estimate that completion of the construction of the plant will take 14-16 months after construction by Fagen, Inc. commences. Our anticipated completion date is scheduled for winter 2008.
We have also begun negotiations for an interconnection between our ethanol plant and an interstate high-pressure natural gas pipeline owned by Alliance Pipeline, L.P. Although we intend to construct a coal gasification energy center to power our plant, we still intend to connect to a natural gas pipeline to give us the flexibility to operate on natural gas. This will also aid us to reduce down-time in our operations.
We plan to have facilities to receive grain by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. We expect that the Iowa, Chicago & Eastern (“IC&E”) Railroad will provide rail service to the proposed site. However, we will still need to establish rail access directly to the plant from the main rail line that can provide 75 to 90-unit car trains. We have engaged TranSystems Corporation to provide us with a Conceptual Rail Service Plan Drawing. We also anticipate that we will retain TranSystems Corporation for a Continuous Services Agreement for our rail infrastructure design and construction. We anticipate that the cost of this rail infrastructure will be approximately $10,500,000.
Design-Build Agreement with Fagen, Inc. and the First Amendment to the Design-Build Agreement
On July 18, 2007, we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of a one hundred (100) million gallon per year dry grind ethanol production facility (the “Design-Build Agreement”) on our plant site located near the City of New Hampton, Iowa. Pursuant to the Lump Sum Design-Build Agreement, the effective date is July 6, 2007. Under the Design-Build Agreement, we will pay Fagen, Inc. a total contract price of $109,706,788, subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. Fagen, Inc, will design and build the plant using ICM, Inc., technology. As part of the total contract price, we will pay Fagen, Inc. a mobilization fee of $20,000,000 at the earlier of Financial Closing or the issuance of our Notice to Proceed. We currently expect the construction to be completed in winter 2008, however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to commence operations at the plant by winter 2008.
On July 18, 2007, we also entered into a First Amendment to the Design-Build Agreement. Pursuant to the Amendment, Fagen, Inc. will accept Notice to Proceed on an earlier date than that set forth in the Design-Build Agreement. In exchange for beginning work on an earlier date, we have agreed to pay Fagen, Inc. an increased contract price of $120,000,000. So long as we give Fagen, Inc. a valid Notice to Proceed on or prior to November 30, 2007, there will be no adjustment of the Contract Price based on an increase in the Construction Cost Index (“CCI”) published by Engineering News-Record Magazine, as was set forth in the Design-Build Agreement.
In addition, Fagen will finance a portion of the contract price in the form of a progress payment credit in the amount of $1,800,000, plus any increase in the contract price resulting from a change in the CCI should Notice to Proceed not be given prior to November 30, 2007. The credit will be issued after all equity funds have been utilized. At that time, we will execute a Subordinated Secured Promissory Note in favor of Fagen, Inc., which will be subordinate to the construction and working capital loan proceeds obtained at Financial Closing. The increase in the contract price pursuant to the Amendment is within our construction and CCI contingencies in our budget. Thus, we do not anticipate an increase to our total estimated project cost of $238,485,000 unless we do not submit a valid Notice to Proceed prior to November 30, 2007, in which case there may be an increase due to any increase in the baseline CCI as set forth in the Amendment.

ICM, Inc. License Agreement
On August 1, 2007, we entered into a license agreement with ICM, Inc. for limited use of ICM, Inc.’s proprietary technology and information to assist us in operating, maintaining, and repairing the ethanol production facility. We are not obligated to pay any fee to ICM, Inc. for use of the proprietary information and technology because our payment to Fagen, Inc. for the construction of the plant under the design-build agreement is inclusive of these costs.
Under the terms of the ICM License Agreement, ICM, Inc. granted us the use of the following:
•	Proprietary information and technology for our use in owning, operating, maintaining and repairing our plant; and

•
Proprietary information concerning the design, arrangement, configuration, and specifications of the combinations of distillation, evaporation, and alcohol dehydration equipment, the combination of the distillers grain drying and heat recovery system generation equipment and all documents supporting those combinations, and the computer system known as the distributed control system and all attendant documents.

ICM, Inc. retains the exclusive right and interest in the proprietary information and technology and the goodwill associated with that information. ICM, Inc. may terminate the license agreement upon written notice if we improperly use or disclose the proprietary information or technology at which point all proprietary property must be returned to ICM, Inc.
Under the ICM License Agreement, we obtained the rights to use the information and technology obtained through this agreement for the purpose of operating, maintaining and repairing the ethanol production facility which is to be designed and built by Fagen, Inc. We shall not use the information and technology for any other purpose. If we fail to comply with the operating procedures set forth by ICM, Inc., all guarantees, representations and warranties previously given by ICM, Inc. concerning plant performance are void.
Coal Gasification Energy Center
Our management has pursue the installation of a coal gasification energy system that, if installed, would allow us to power the plant using natural gas or coal gasification. We estimate that the total project cost to build a 100 MGY ethanol plant with a coal gasification energy system is approximately $238,485,000.
The main difference in cost between a natural gas powered plant and a coal gasification plant is the additional engineering and design costs to build the coal gasification energy system. However, if the energy system is installed, we would still have the flexibility to power our plant with natural gas, which may reduce the amount of down-time for our plant in the event of a shortage of either coal or natural gas.
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
Coal gasification systems are designed to be more efficient than a typical coal combustion plant, as there is less wasted heat with a coal gasification system. Our management anticipates that if the coal gasification energy system is installed, our financial results may improve because of the potential savings in natural gas costs. However, we have not entered into any contracts for the procurement of coal and the cost of coal may increase in the future, which would increase our operating costs.

Project Development Agreement with Burns & McDonnell
We entered into a Project Development Assistance Agreement with Burns & McDonnell, (“B&Mc”), on January 8, 2007. Pursuant to the agreement, B&Mc will provide support for the planning and development of the ethanol and co-product facility near New Hampton, Iowa using a coal gasification facility as the source of energy. B&Mc will utilize professionals from Hill & Associates and Econo-Power International Corporation in supporting the completion of this effort. As of the date of this report, we have not enerted into a definitive agreement with B&Mc for the construction of the coal gasification energy system. The use of coal gasification as an energy source for an ethanol plant is a new concept and has not been thoroughly tested at other facilities. Thus, due to the lack of experience in the combination of technologies, if the system is installed, we may encounter delays in production as the gasification system and the ethanol plant are integrated.
License Agreement with Econo-Power International Corporation
On July 26, 2007, we entered into a patent and technology license agreement with Econo-Power International Corporation (“EPIC”) to grant a non-exclusive perpetual license to use the EPIC licensed technology for the development, implementation, commercialization, operation and maintenance of a coal gasification production system at the ethanol facility located near New Hampton, Iowa (the “EPIC License Agreement”). The licensed technology includes patents and technical information relating to the apparatus and methods for converting coal to fuel gas, including, but not limited to: coal feed systems, gasifiers, ash and liquid removal equipment, and sulfur removal equipment.
We are not obligated to pay a license fee to EPIC for use of the EPIC licensed technology because our payment to Burns & McDonnell for the construction of the System under our anticipated engineering, procurement and construction contract will be inclusive of these costs. However, we are obligated to pay a monthly royalty fee per MMBTU of SynGas produced by the System as measured at the metering point during the preceding calendar month. During the term of the EPIC License Agreement, we may make modifications or refinements to the coal gasification system. In the event that any improvements are developed, EPIC shall own all right, title and interest in the improvements and shall grant back a license to us for our use, modification or refinement of such improvements.
The main obligations under the EPIC License Agreement will not be binding unless and until (1) we secure the necessary debt financing for the construction of the coal gasification system; (2) we enter into EPC Contract with Burns & McDonnell for the construction of the System; and (3) EPIC and Burns & McDonnell enter into an agreement in which EPIC will supply EPIC licensed technology to be incorporated into the construction of the System. The term of the EPIC License Agreement commenced on July 27, 2007 and will continue for 15 years from the date of the first royalty fee payment. We will continue to have a perpetual license to use the EPIC licensed technology for our ethanol plant beyond the expiration of the 15-year term.
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

We will be required to obtain a Title V Operating Air Permit from the IDNR, as our emissions are expected to exceed the thresholds for a small source operating permit. Before the IDNR will issue us our Title V air permit, it must go through a period of public notice and comment. We estimate that the cost to obtain our Title V permit will be approximately $50,000. Additionally, costs required during construction to comply with the permit will be approximately $500,000. Costs to maintain compliance with the Title V permit will likely be approximately $50,000 per year. These costs have been figured in to our business plan and budget.
Even if we receive all required permits from the IDNR, we may also be subject to regulations on emissions from the EPA. Currently the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with construction and operation of the proposed plant. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, to the detriment of our financial performance.
Environmental Permits to be in Place Prior to the Start of Significant Construction
Construction Air Permits
We have applied with the IDNR for our necessary air quality construction permits. These permits are currently under technical review by the IDNR. As of the date of this report, the period of public notice and comment is over and we are awaiting final approval from the IDNR on our construction air permit. There is a risk that the IDNR may still reject our construction air permit application or request additional information, further delaying start-up of construction and increasing expenses. We may begin preliminary dirt moving and site excavation, at our own risk, before we have obtained the permits. However, we may not begin concrete work until we have received the permits. If granted, the permits will be valid until the plant is modified or there is a process change that changes air emission estimates, at which time an appropriate modification will be applied for.
Construction Site Storm Water Discharge Permit
We have submitted a notice of intent and application for our Construction Site Storm Water Discharge Permit (General Permit Number 2 with the IDNR). If the IDNR does not object to the notice of intent, we could begin construction and allow storm water discharge fourteen days after the filing. As part of the application for the Construction Site Storm Water Discharge Permit, we prepared a construction site erosion control plan. We would also be subject to certain reporting and monitoring requirements. We anticipate, but there can be no assurances, that we will be able to obtain these permits.
Environmental Permits and Plans yet to be Obtained or Developed that must be in Place Prior to the Start of Operations
•	Title V Operating Air Permit

•	Waste Water Discharge Permit

•	New Source Performance Standards

•	Storm Water Discharge Permit and Storm Water Pollution Prevention Plan (SWPPP Permits)

•	Spill Prevention, Control and Countermeasures Plan

•	High Capacity Well Permit

•	Alcohol Fuel Producer’s Permit

•	Risk Management Plan

Even if we obtain all of our necessary permits, the air quality standards or the interpretation of those standards may change, thus requiring additional control equipment or more stringent permitting requirements. There is also a risk that the area in which the plant is situated may be determined to be a non-attainment area for a particular pollutant, which would subject us to additional more stringent permitting requirements. If the IDNR determines that the area in which the plant will be situated is a non-attainment area, then the IDNR may require additional investigation into the permit applications to make sure that the plant will not significantly impact emissions for the particular pollutant. In this event we may be required to file for and obtain a Prevention of Significant Deterioration (“PSD”) permit, which would likely include strict emissions limitations and to install Best Available Control Technologies (“BACT”) for any future modifications or expansions of the plant. This would significantly increase the operating costs and capital costs associated with any future expansion or modification of the plant.
Nuisance
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
Additional Environmental Issues for Coal Gasification
If we are successful in constructing a coal gasification energy system as our energy source, there may be additional environmental requirements for our use of the system. Although burning coal as a fuel source can result in higher NOx emissions, carbon monoxide (CO) and sulfur dioxide (SO(2)) emissions, coal gasification can be a cleaner process as engineering methods are used to reduce those emissions. If we decide to use coal gasification as a fuel source once we have started operations, the IDNR may require additional environmental assessments prior to considering the granting of the permits for the coal gasification system.
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
Finally, the use of coal as an energy source would create an added risk that coal fines or dust will be discharged during the loading and storage process. Such activities could subject us to nuisance, trespass or similar claims by employees or property owners or residents in the vicinity of the plant. Excessive moisture in on-ground coal storage piles can also generate acidic runoff. We anticipate that covering the on-ground storage piles would significantly reduce the risk of nuisance suits based on either coal fines and dust or acidic runoff.
Trends and Uncertainties Impacting the Ethanol Industry and our Future Operations
If we are able to complete construction of the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of coal and natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible changes in legislation at the federal, state and/or local level; possible changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have been much higher than their 10 year average, but are experiencing a recent decline and our profit margins may not be as high as they have been in the industry over the past few years once we are operational. A number of factors have contributed to the decline in the price of ethanol, including but not limited to the increased price of corn. In addition, the total domestic production of ethanol is at an all time high, and the ethanol supply is expected to exceed current demand projections by the end of 2007. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. There also exists the potential for a “blend wall problem”, if the expanded ethanol production exceeds the capacity for blending such ethanol into gasoline. Thus, due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of current plants, we believe current price levels will continue to be subject to downward pressure.
The direct competition of local ethanol plants could significantly affect our ability to operate profitable. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. Our ability to commence operations as quickly as possible will have a significant impact on our ability to be successful.
In order to sustain the ethanol market, the demand for ethanol must meet the current increase in supply. Increased gasoline prices, firm crude oil and gas markets, Federal and State legislative support, a positive political environment and increased consumer acceptance and exposure to ethanol would have a positive impact on the demand for ethanol and we would expect such increased demand to have a positive impact on our ability to operate profitably. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. Since ethanol blended fuel is currently a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings. However, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand.
Demand for ethanol may also increase as a result of consumption of E85 fuel. E85 is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the United States, there are currently about 6 million flexible fuel vehicles capable of operating on E85 and approximately 1,244 retail stations supplying it. Automakers have indicated plans to produce an estimated 4 million more flexible fuel vehicles per year.
Consumer resistance to the use of ethanol may affect the demand for ethanol, which could affect our ability to operate profitably and may negatively impact the value of your investment. Some individuals believe that use of ethanol has a negative impact on prices at the pump or that it reduces fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could also negatively affect our ability to sell our product and our profitability.
The support for and use of ethanol and ethanol-blended fuel has been and will continue to be supported by Federal and State legislation. The Energy Policy Act of 2005 includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. It created of a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS began at 4 billion gallons in 2006, and increases to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, as of August 1, 2007, there were 124 operational ethanol plants nationwide that have the capacity to produce approximately 6.48 billion gallons annually. Thus, current ethanol production capacity exceeds the 2007 RFS requirement of 4.7 billion gallons. This could lead to a short-term oversupply. However, U.S. production of ethanol in 2006 also exceeded the RFS requirement of 4 billion gallons, as total U.S. production for 2006 was approximately 4.8 billion gallons. However, according to the Renewable Fuels Association, the demand for ethanol in 2006 was approximately 5.3 billion gallons, which would indicate that demand for ethanol remains strong. That being said, ethanol production capacity for 2007 is expected to increase significantly due to a number of plants coming on line or expanding their production capacity. Thus, we believe current price levels are subject to downward pressure. This could have an adverse effect on our future earnings.

There has been recent Congressional activity in both the Senate and the House of Representatives to accelerate the current RFS and provide additional incentives for the use of alternative fuels. The BioFuels Security Act, known as S. 23 or H.R. 559, was reintroduced on January 4, 2007, by sponsors Tom Harkin, Richard Luger, and others. If passed, the legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. Other provisions would require additional E85 pumps at branded gasoline stations, increased use of alternative fuels in the federal fleet and an increase in the percentage of flex fuel vehicles produced. The Senate bill (S. 23) has been referred to the Senate Committee on Commerce, Science and Transportation and the corresponding bill in the House of Representatives (H.R. 559) has been referred to the Subcommittee on Government Management, Organization and Procurement. This legislation has not been signed into law, and there is no certainty that they will be passed. In addition, there is no certainty that these pieces of legislation, if passed, would provide any benefit to us or to the industry as a whole.
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
Ethanol production is also expanding internationally. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff under a program known as the Caribbean Basin Initiative for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.
The United States Supreme Court recently held in the case of Massachusetts v. EPA , that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases”, including carbon dioxide, from new motor vehicles. Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants. If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.
Technology Developments
Ethanol is typically produced from the starch contained in grains, such as corn. However, ethanol can potentially be produced from cellulose, the main component of plant cell walls and the most common organic compound on earth. The main attraction towards cellulosic ethanol is based on the idea that the products used to make it are less expensive than corn. However, the downfall is that the technology and equipment needed to convert such products into ethanol are more complicated and more expensive than the technology currently used for the production of corn based ethanol. Recently, there has been an increased interest in cellulosic ethanol due to the relatively low maximum production capacity of corn-based ethanol. The products used to produce cellulosic ethanol exist in a far greater quantity than corn, and therefore cellulosic ethanol production may be an important aspect of expanding ethanol production capacity. Recognizing this need, Congress supplied large monetary incentives in the Energy Policy Act of 2005 to help initiate the creation of cellulosic ethanol plants in the United States. If such cellulosic ethanol plants are constructed and begin production on a commercial scale, the production of potentially lower-cost cellulosic ethanol may hinder our ability to compete effectively.

Trends and Uncertainties Impacting the Corn, Coal and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn, coal and natural gas supplies necessary to produce ethanol and distillers grains for sale. We anticipate that the cost of corn will be the largest cost of producing our ethanol, consisting of between 60% and 70% of our total cost of production, followed by natural gas as the second largest cost of producing our ethanol.
The increased production of ethanol has placed upward pressure on the price and supply of corn, resulting in higher than normal corn prices. The spread between petroleum prices and corn prices has narrowed, which has reduced ethanol plant profit margins from the levels reached during 2006. However, the rise in corn prices has motivated farmers to plant additional acres of corn in 2007, which has helped to offset the upward pressure on the price of corn in the short-term. According to a July 12, 2007 report released by the United States Department of Agriculture, corn growers planted approximately 92.9 million of acres of corn in 2007, which is up 19% from 2006. Current market trends show that U.S. corn prices are currently averaging about $3.41 per bushel, and may be slightly lower for fall 2007 than the previous quarter. However, some local crops in our area are being negatively impacted by drought. The result is that national trends could lead to lower corn prices, but these could be partially offset by negative local conditions.
Generally, higher corn prices will produce lower profit margins. There is no assurance that a shortage will not develop, particularly with other area ethanol plants competing for corn, an extended drought or other production problems. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. However, we are building additional grain storage silos on our site, which will enable us to increase the percentage of corn purchased directly from local producers rather than purchasing through the commercial industry. This will lower our costs for corn procurement and we also expect that our usage of local producer corn will yield more gallons of ethanol per bushel due to fewer quality concerns with producer corn.
If we are able to construct the coal gasification energy system, we will rely heavily on coal as the primary input. We must enter into agreements for the procurement of our coal, and as of the date of this report, we have not yet done so. Current natural gas prices are approximately $6.70 per MMBtu and current coal costs using the gasification are approximately $2.50 per MMBtu. However, we have not entered into any contracts for the procurement of coal and there is no guarantee that the cost of coal will not increase in the future, which would increase our operating costs. We will also incur additional costs to transport the necessary coal to our plant.
Even if we are able to construct the coal gasification energy system, our plant will still have the flexibility to power our plant using natural gas. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. We anticipate continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
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

Liquidity and Capital Resources
Estimated Sources of Funds
The following schedule sets forth our estimated sources of funds to build the ethanol plant to be located near New Hampton, Iowa. This schedule could change in the future depending on whether we receive additional grants and the level of senior debt incurred.

Sources of Funds		Percent
Seed Capital Proceeds (1)	$1,325,000	0.55%
Unit Proceeds (2)	$93,720,000	39.12%
Senior Debt Financing (3)	$143,000,000	59.70%
Interest on Escrow (4)	$1,500,000	0.63%

Total Sources of Funds	$239,545,000	100.00%

(1)	We have issued a total of 2,850 units to our founders and seed capital investors in previous private placement offerings in exchange for proceeds of $1,325,000.

(2)	We currently have subscriptions from investors totaling $93,720,000 in our registered offering.

(3)
We currently do not have a definitive loan agreement with a senior lender for debt financing in the amount of $143,000,000. We do have a non-binding debt financing term sheet for proposed senior credit facilities up to $143,000,000. Definitive debt documents have not yet been finalized and there is no assurance that they will be. Even if we do enter into final agreements, they may not be upon the terms we expect.

(4)	As of July 31, 2007, we have earned approximately $1,500,000 in interest on our escrow account.
Estimated Use of Proceeds
We expect the project to cost approximately $238,485,000 to complete. The following table reflects our estimate of costs and expenditures, as of the date of this report, for the ethanol plant we are building near New Hampton, Iowa. These estimates are based on discussions with Fagen, Inc., ICM Inc., Burns & McDonnell, our lenders and management research. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report. As the project progresses, any material changes will be reflected in a new budget.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$120,000,000	50.32%
Coal Gasification Energy Center	64,500,000	27.05%
Land cost	3,500,000	1.47%
Site development costs	7,670,000	3.22%
Pipeline costs	4,000,000	1.68%
Construction contingency	2,013,212	0.85%
Construction performance bond	400,000	0.17%
Construction insurance costs	150,000	0.06%
Construction manager fees	125,000	0.05%
Administrative building	760,000	0.32%
Office equipment	85,000	0.03%
Computers, Software, Network	175,000	0.07%
Rail Infrastructure	10,500,000	4.40%
Rolling stock	500,000	0.21%
Fire Protection, water supply and water treatment	3,500,000	1.47%
Capitalized interest	2,000,000	0.84%

Start up costs:
Financing costs	2,750,000	1.15%
Organization costs(1)	1,400,000	0.59%
Pre production period costs	950,000	0.40%
Working capital	7,000,000	2.94%
Inventory — corn	2,000,000	0.84%
Inventory — chemicals and ingredients	500,000	0.21%
Inventory — Ethanol	2,500,000	1.04%
Inventory — DDGS	500,000	0.21%
Inventory — Coal	250,000	0.10%
Spare parts — process equipment	750,000	0.31%

Total	$238,485,000	100.00%

(1)	Includes estimated offering expenses of $480,000.
Plant Construction. The construction of the plant itself is by far the single largest expense at approximately $120,000,000.
Coal Gasification Energy Center. We entered into a Project Development Assistance Agreement with Burns & McDonnell, (“B&Mc”), on January 8, 2007. Pursuant to the Agreement, B&Mc will provide support for the planning and development of the ethanol and co-product facility near New Hampton, Iowa using a coal gasification facility as the source of energy. B&Mc will utilize professionals from Hill & Associates and Econo-Power International Corporation in supporting the completion of this effort. Under the Agreement, B&Mc will prepare cost estimates for and preliminary design of the coal gasification system, including but not limited to a Process Flow Diagram, Piping and Instrumentation Diagram, Electrical Single Line Diagrams, General Arrangement Drawings, Equipment Data Sheets, Equipment List, and Gasifier General Arrangements. We have not yet entered into a definitive agreement for the construction of this energy center, but we anticipate that the cost to construct the coal gasification energy center will be approximately $64,500,000.
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
Rail Infrastructure and Rolling Stock. If the plant is constructed near New Hampton, Iowa, rail improvements, such as siding and switches may need to be installed at an estimated cost of $10,500,000. We anticipate the need to purchase rolling stock at an estimated cost of $500,000.
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
Financial Results for the Fiscal Quarter Ended June 30 2007 and the period from Inception through June 30, 2007
As of June 30, 2007, we had total assets of approximately $4,726,000 consisting primarily of cash, cash equivalents, land and land options. We have current liabilities of approximately $3,659,000 consisting primarily of notes payable. Total members’ equity as of June 30, 2007, was approximately $1,067,000. Since our inception, we have generated no revenue from operations. For the three months ended June 30, 2007, we had a net loss of approximately $54,000. For the period from inception to June 30, 2007, we had a net loss of approximately $239,000 primarily due to start-up business costs.
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
The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
Production Supervisors	4
Operating Workers	10
Compliance Officers	3
Maintenance/Repair Workers	3
Welders	3
Electrical/Electronic Engineering Technicians	2
Director of Lab Operations	1
Lab Assistant	2
Laborers	10
General Manager	1
Plant/Commodity Managers	2
Director of Finance and Accounting Positions	3
Office Clerk	1

TOTAL	45

The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.
Off Balance Sheet Arrangements
We currently have no off-balance sheet arrangements.

Item 3.	Controls and Procedures
Management of Homeland Energy Solutions is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company’s internal control system over financial reporting is a process designed under the supervision of our Principal Executive Officer and our Principal Financial and Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
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
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer, Stephen Eastman, and our Principal Financial and Accounting Officer, Bernard Retterath. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
Homeland Energy Solutions has formed an audit committee and that committee will increase its review of our disclosure controls and procedures. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
We registered a total of 110,000 units at $1,000 per unit for an aggregate maximum gross offering price of $110,000,000. As of the date of this report, we have received subscriptions for approximately 93,720 units, for an aggregate amount of $93,720,000. However, we have not yet closed the offering or released funds from escrow. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our ethanol plant is substantially operational. Once we reach financial closing, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.
Pursuant to our Prospectus, all subscription payments from the offering are deposited in an interest-bearing escrow account that we have established with Home Federal Savings Bank, as escrow agent, under a written escrow agreement. We will not release funds from the escrow account until the following conditions are satisfied: (1) cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $55,000,000, exclusive of interest; (2) we obtain a written debt financing commitment for debt financing ranging from approximately $47,675,000 to $143,100,000 less any grants and/or tax increment financing we are awarded; (3) we elect, in writing, to terminate the escrow agreement; 4) an affidavit prepared by our escrow agent has been sent to the states in which we have registered units stating that the conditions set out in (1), (2) and (3) have been met; and (5) in each state in which consent is required, the state securities commissioners have consented to release of the funds on deposit. Upon satisfaction of these conditions, the escrow agreement will terminate, and the escrow agent will disburse the funds on deposit, including interest, to us to be used in accordance with the provisions set out in this prospectus. The escrow account may continue for up to one year after the effective date of this registration statement to allow us to collect the 90% balance due under the promissory notes.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included in or incorporated by reference in this report:

Exhibit		Method of
No.	Description	Filing

10.24	Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.+	*

10.25	First Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.+	*

10.26	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc, which is filed as Exhibit D to Exhibit 10.24 filed herewith.+	*

10.27	Patent and Technology Licensing Agreement dated July 26, 2007 between Homeland Energy Solutions and Econo-Power International Corporation.+	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC
Date: August 14, 2007	/s/ Stephen Eastman
Stephen Eastman
President (Principal Executive Officer)

Date: August 14, 2007	/s/ Bernard Retterath
Bernard Retterath
Treasurer (Principal Financial and Accounting Officer)