Form 10QSB
period 2007-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2007-11-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended September 30, 2007
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
As of November 1, 2007 there were 88,445 units outstanding.
Transitional Small Business Disclosure Format (Check one):      ☐ Yes      ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
BALANCE SHEET (UNAUDITED)
ASSETS

9/30/2007

CURRENT ASSETS
Cash and cash equivalents	$232,631
Attorney escrow account	156
Prepaid offering costs	247,608
Prepaid expenses	13,564

Total current assets	493,959

PROPERTY AND EQUIPMENT, at cost
Land	3,530,487
Equipment	23,816
Construction in progress	4,219,514
Less accumulated depreciation	(3,141)

7,770,676

OTHER ASSETS
Loan fees, net of amortization $35,990	36,982
Land options	29,774

66,756

Total Assets	$8,331,391

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,382,824
Retainage payable	160,001
Notes payable	4,606,512
Property tax payable	4,347
Payroll tax payable	4,188
Accrued interest payable	157,519

Total current liabilities	7,315,391

COMMITMENTS AND CONTINGENCIES (NOTE 8)

MEMBERS’ EQUITY
Capital units, less syndication costs	1,305,893
Deficit accumulated during development stage	(289,893)

Total members’ equity	1,016,000

Total liabilities and members’ equity	$8,331,391

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Quarter Ended September 30, 2007, for the Quarter
Ended September 30, 2006 and for the period from
December 7, 2005 (Date of Inception) to September 30, 2007

			Period from
	Quarter Ended	Quarter Ended	inception to
	9/30/07	9/30/06	9/30/07

OPERATING REVENUE	$—	$—	$—

OPERATING EXPENSES
Professional expenses	29,381	43,101	207,401
Engineering & design	—	10,445	18,652
Feasibility studies	17,000	40,000	84,750
Filing fees/permits	3,509	10,165	18,113
Land options	—	1,650	1,650
Insurance	4,500	—	15,278
Office Expense	1,955	—	12,401
Depreciation	949	—	3,141
Amortization	—	—	390
Rent	900	—	3,600
Utilities	1,055	—	5,195
Crop input expense	—	—	4,552
Property tax	—	—	341
Miscellaneous expenses	233	315	2,700

Total Expenses	59,482	105,676	378,164

OTHER INCOME
Interest income	4,603	13,355	59,296
Crop income	3,975	—	3,975
Grant income	—	—	25,000

Total Other Income	8,578	13,355	88,271

Net loss during development stage	$(50,904)	$(92,321)	$(289,893)

Basic and Diluted loss per capital unit	$(17.86)	$(32.39)

Basic and Diluted weighted average capital units O/S	2,850	2,850

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Nine Months Ended September 30, 2007 and
for the Nine Months Ended September 30, 2006

	Nine Months	Nine Months
	Ended	Ended
	9/30/07	9/30/06

OPERATING REVENUE	$—	$—

OPERATING EXPENSES
Professional expenses	130,003	64,896
Engineering & design	—	12,621
Feasibility studies	17,000	67,750
Filing fees/permits	6,343	10,165
Land options	—	1,650
Insurance	13,739	—
Office Expense	5,834	—
Depreciation	2,848	—
Amortization	390	—
Rent	2,400	—
Utilities	5,724	—
Crop input expense	4,552	—
Property tax	341	—
Miscellaneous expenses	1,260	719

Total Expenses	190,434	157,801

OTHER INCOME
Interest income	26,236	21,033
Crop income	3,975	—
Grant income	14,125	10,875

Total Other Income	44,336	31,908

Net loss during development stage	$(146,098)	$(125,893)

Basic and Diluted loss per capital unit	$(51.26)	$(71.49)

Basic and Diluted weighted average capital units O/S	2,850	1,761

See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2007, for the Nine
Months Ended September 30, 2006 and for the period from
December 7, 2005 (Date of Inception) to September 30, 2007

	Nine Months	Nine Months	Period from
	Ended	Ended	inception to
	9/30/07	9/30/06	9/30/07
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss during development stage	$(146,098)	$(125,893)	$(289,893)
Depreciation and Amortization	3,238	—	3,531
Write off land options	—	—	1,650
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in other current assets	10,600	(11,356)	(13,720)
(Decrease) increase in accounts payable	(33,295)	—	62,022
Increase in other current liabilities	8,535	—	8,535

Net cash used in operating activities	(157,020)	(137,249)	(227,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of certificate of deposit	614,488	—	1,214,488
Purchase of certificate of deposit	—	(600,000)	(1,214,488)
Payments for construction in progress	(1,567,613)	—	(1,567,613)
Purchase of equipment	—	—	(23,816)
Purchase of land	(3,528,524)	—	(3,528,524)
Purchase of land options	(18,125)	(13,115)	(33,387)

Net cash used in investing activities	(4,499,774)	(613,115)	(5,153,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	4,583,540	—	4,583,540
Payments for origination fees on short-term borrowing	(50,000)	—	(50,000)
Payments for prepaid offering costs	(1,824)	(70,827)	(225,587)
Contributed capital	—	1,325,000	1,325,000
Payments for syndication costs on capital units issued	—	(19,107)	(19,107)

Net cash provided by financing activities	4,531,716	1,235,066	5,613,846

Net change in cash	(125,078)	484,702	232,631

CASH AND CASH EQUIVALENTS
Beginning of period	357,709	—	—

End of period	$232,631	$484,702	$232,631

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES
Accounts payable related to construction in progress	$2,298,781	$—	$2,298,781

Accounts payable related to pre-paid offering costs	$20,197	$—	$20,197

Retainage payable related to construction in progress	$160,001	$—	$160,001

Loan fees related to short-term borrowings	$22,972	$—	$22,972

Interest capitalized	$157,519	$—	$157,519

Loan fee amortization capitalized	$35,600	$—	35,600
See Notes to the unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
1. Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) to be located in Chickasaw County, was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the Company intends to produce and sell distillers dried grains as byproducts of ethanol production. Preliminary dirt work has begun and construction is expected to begin in November 2007. As of September 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational activities, project feasibility activities, and obtaining debt and equity financing.
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
The results of operations for the nine months and quarter ended September 30, 2007, are not necessarily indicative of the results expected for the full year.
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
Cash
The Company maintains its accounts primarily at one financial institution. At various times, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The cash received from subscription agreements is being held in escrow and is not an asset of the Company until all requirements of the escrow agreement are met.
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
Organizational and Start-up Costs
The Company expensed all organizational and start-up costs totaling $378,164 for the period from December 7, 2005 (date of inception) through September 30, 2007.
Revenue Recognition
Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products.
Income Taxes
The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. As of September 30, 2007 the tax basis exceeded the book basis by approximately $400,000.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
The Company has received a grant from the Iowa Corn Promotion Board for the purpose of a financial feasibility study and legal fees for an equity drive. The grant stipulations were to pay up to 50% of the total cost of these fees not to exceed $25,000. The Iowa Corn Promotion Board has assumed a maximum of $25,000 toward payment to the Grantee (Homeland Energy Solutions, LLC). As of September 30, 2007 the Company has received the entire $25,000 from the Iowa Corn Promotion Board.
3. Development Stage Enterprise
The Company was formed on December 7, 2005 to have a perpetual life. The Company was capitalized by contributions from eight founders who each contributed $25,000 for 75 units of membership interests.
Income and losses are allocated to all members based upon their respective percentage of membership units held. See Note 5 for further discussion of members’ equity.
4. Debt
On April 23, 2007, the Company entered into a Promissory Note and Business Loan Agreement (the “Bridge Loan”) with Home Federal Savings Bank establishing a $3,517,572 credit facility for interim financing. The initial loan advance was in the amount of $3,517,572. On September 7, 2007 the credit facility was increased to $4,606,512 and an additional $1,088,940 was advanced. These advances included loan fees of $22,972. The Bridge Loan is secured by a mortgage on the land as well as a deposit account with a balance of $614,000. The guarantee provided by the deposit account subsequently expired and certain directors of the Company have personally guaranteed the Promissory Note. In addition, one of the Company’s investors pledged $2,000,000 as collateral for the loan. On April 23, 2007, the Company entered into a Change of Terms Agreement with Home Federal Savings Bank, which revised the terms of the repayment obligations regarding the payment of interest. Previously, the Company was obligated to begin making monthly interest payments on April 23, 2007, at an interest rate of 8.25%, with a final payment of the principal amount plus any accrued interest due on March 23, 2008. Under the Change of Terms Agreement, the loan will be repaid in one payment of the principal amount plus any accrued interest due March 23, 2008 at an interest rate of 8.25%. On September 7, 2007, we entered into an additional Change in Terms Agreement with Home Federal, pursuant to which the amount of indebtedness was increased from $3,517,572 to $4,606,512. Principal payments may be made at any time before the due date without any penalty. As of September 30, 2007 interest cost of $157,519 has been capitalized.
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
The Company prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC). The offering was for up to 110,000 membership units and was available for sale at $1,000 per unit. As of November 30, 2006 the Registration Statement had been declared effective. The equity drive began December 9, 2006 and as of September 30, 2007, 94,095 units have been subscribed for and the money collected is being held in escrow. The subscription agreement called for a 10% down payment and a promissory note signed for the remainder.
The Company entered into an escrow agreement with Home Federal Savings Bank. The agreement and escrow terminate December 1, 2007 unless terminated prior to that date. The agreement can be terminated prior to that date based on all of the following events occurring: the minimum escrow deposit of $55,000,000 is reached, the escrow agent has received written confirmation from the Company that the Company has obtained a written debt financing commitment, the Company has affirmatively elected in writing to terminate the agreement and the Escrow Agent has provided to each state securities department in which the Company has registered its securities for sale, as communicated to the Escrow Agent by the Company, an affidavit stating that the foregoing requirements have been satisfied. See subsequent event at note 8.

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
The Letter of Intent terminates on December 31, 2007.
On July 18, 2007, the Company entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of a one hundred (100) million gallon per year dry grind ethanol production facility (the “Design-Build Agreement”) on the Company’s plant site located near the City of New Hampton, Iowa. Pursuant to the Lump Sum Design-Build Agreement, the effective date is July 6, 2007. Under the Design-Build Agreement, the Company will pay Fagen, Inc. a total contract price of $109,706,788, subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. Fagen, Inc, will design and build the plant using ICM, Inc., technology. As part of the total contract price, the Company paid Fagen, Inc. a mobilization fee of $18,000,000. The Company currently expects the construction to be completed in winter 2008, however, there is no assurance or guarantee that construction will stay on schedule or that the Company will be able to commence operations at the plant by winter 2008.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
In addition, Fagen will finance a portion of the contract price in the form of a progress payment credit in the amount of $1,800,000, plus any increase in the contract price resulting from a change in the CCI should Notice to Proceed not be given prior to November 30, 2007. The interest rate will be same rate as the Company’s variable construction rate with its senior lender. The Company will make quarterly interest only payments for the first year and 16 quarterly principal and interest payments thereafter. The credit will be issued after all equity funds have been utilized. At that time, the Company will execute a Subordinated Secured Promissory Note in favor of Fagen, Inc., which will be subordinate to the construction and working capital loan proceeds obtained at Financial Closing. The increase in the contract price pursuant to the Amendment is within the Company’s construction and CCI contingencies in the Company’s budget. Thus, the Company does not anticipate an increase to the total estimated project cost of $173,860,000 unless the Company does not submit a valid Notice to Proceed prior to November 30, 2007, in which case there may be an increase due to its increase in the baseline CCI as set forth in the Amendment.
The Company has entered into an engineering services agreement for Phase I and Phase II with Fagen Engineering, LLC. Phase I consists of the design package for the grading and drainage of the plant site. Phase II consists of the design package for the site work and utilities for the plant. As of September 30, 2007, the Company has incurred $55,500 of costs with Fagen Engineering, LLC.
As of September 30, 2007 five land options have been exercised and two options have been extended until April 1, 2008. In the event of the exercise of these options the purchase price will be two and one half (2 1/2) times the value of the premises based on a real estate appraisal. An additional payment of $18,125 was required for the option extensions.
The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The initial work authorization is on a time and materials basis for the air quality permit application. Due to applying for a Title 5 air permit the cost will be higher than the initial authorization. As of September 30, 2007, the Company has incurred $48,905 of costs with Air Resource Specialists, Inc.
The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The Company also has hired Planscape Partners to assist in grant application and other various program applications, the cost of these services are based on the time to complete each individual application. As of September 30, 2007, the Company has incurred $28,991 of costs with PlanScape Partners.
The Company has entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification as an alternative energy source for the plant once the Company has reached substantial operations. Project assistance will consist of design and FEL II level cost estimates for the balance of plant items outside the gasifier, refinement of coal transportation and supply options, and development of plant performance guarantees. In exchange for their services, the Company has agreed to pay Burns & McDonnell $461,750. As of September 30, 2007, the Company has incurred all $461,750 of costs with Burns & McDonnell.
The Company has entered into an agreement with Terracon Consultants Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon’s estimated fees for the borings and testing are $66,700 to $72,000. Terracon has also been hired to perform an environmental study and provide project oversight of the dirt work. The fees for these services are paid based on the time and any materials needed. As of September 30, 2007, the Company has incurred $101,066 of costs with Terracon Consultants Inc.
The Company has entered into an agreement with Transystems to prepare plans, details and specifications for rail plans. Transystems fees for these services are $91,000. As of September 30, 2007, the Company has incurred $51,841 of costs with Transystems.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
The Company has entered in an agreement with JB Holland Construction, Inc. to perform Phase I and Phase II dirt work preparation and stabilization of the plant site. The base fees for these services are $7,011,606. As of September 30, 2007, the Company has incurred $3,200,018 of costs with JB Holland Construction, Inc.
In May 2007 the Company was awarded a $100,000 forgivable loan and a $100,000 loan at 0% paid back over 5 years. No advances have been made on these loans at this time. This award is through the Value Added Agriculture Products and Processing Financial Assistance Program from the Iowa Department of Economic Development. Funds will be disbursed upon fulfillment of contract obligations. The Company is also authorized to receive the following tax benefits under the State of Iowa’s High Quality Job Creation (HQJC) program:
1) Refund of sales, service or use taxes paid during construction work (estimated at $4,289,615). The Company may apply for a refund of the sales and use taxes paid for gas, electricity, water or sewer utility services, goods, wares, or merchandise, or on services rendered, furnished, or performed to or for a contractor or subcontractor and used in the fulfillment of a written contract relating to the construction or equipping of a facility of the Company.
2) Investment tax credit (limited to $10,000,000. To be amortized over 5 years). This Iowa tax credit may be claimed for qualifying expenditures, not to exceed $10,000,000, directly related to new jobs created by the start-up, location, expansion or modernization of the Company under the program. This credit is to be taken in the year the qualify asset is placed into service and is amortized over a 5 year period.
3) Local Value-added Property Tax Exemption (estimated at $10,350,000). The Community has approved an exemption from taxation on all or a portion of the value added by improvements to real property directly related to new jobs created by location or expansion of the Company and used in the operations of the Company.
In July 2007 the Company entered into an agreement with a union that covers the employment of a construction manager. This agreement is effective from August 2007 to May 2009. The agreement sets the base wage rate at $6,668 per month and additional fringe benefits of $2,374 per month.
8. Subsequent Events
On October 2, 2007, the Company purchased land for $10,000 per acre. The total amount of the land is expected to be less than 2 acres and is subject to a land survey.
On October 18, 2007, the Company entered into a conditional debt commitment agreement. Under this agreement the lender proposes to provide a construction loan for up to $94,000,000 for a natural gas powered ethanol plant. The interest rate on the construction loan will be a variable rate of the 30-day LIBOR plus 350 basis points. Upon completion of construction the loan will be segmented as follows: term debt of $74,000,000 for the ethanol plant and $20,000,000 for cash and inventory management. The interest rate on the term loans will be a variable rate of the 30-day LIBOR plus 325 basis points and will be eligible for a fixed rate conversion which will be determined by adding 325 basis points to a known fixed rate bench mark, i.e. 5 year LIBOR Swap. Both these loans will have a maturity of five years and have an annual fee of $35,000. The lender also proposes to provide a seasonal revolving line of credit of $6,000,000, renewable annually. The annual fee for this line of credit is $15,000. There is also a $150,000 underwriting fee and a 100 basis point participation fee ($1,000,000) on the entire credit facilities.
The conditional debt commitment agreement requires the Company to maintain the following loan covenants; minimum working capital, minimum tangible net worth, minimum fixed charge ratio, maximum distribution amount, maximum annual capital expenditures, no additional borrowings without lender approval, excess cash flow to be remitted to amortized term loan and other various certifications and financial statement requirements. The credit documents are to be entered into not later than November 30, 2007, after which date the commitment of the lender will expire. The conditional debt commitment calls for the Company to provide not less than $91,000,000 of cash equity and a $10,000,000 debt service reserve account. This conditional debt commitment letter is not a binding agreement.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
On October 29, 2007 escrow was terminated and $87,957,772 was received. This amount included $85,595,000 (85,595 units at $1,000 per unit) and $2,362,772 of interest earned while funds were held in escrow. The Company rejected 8,500 of the subscription units and expects to acquire approximately another 2,000 units ($2,000,000) to meet the debt commitment requirement of $91,000,000 of cash equity.
On October 31, 2007, the Company paid $3,011,491 to JB Holland Construction, Inc. in connection with the dirt work to be performed at the plant site to date.
On November 1, 2007, the Company paid a mobilization fee of $18,000,000 to Fagen, Inc. under the Lump Sum Design-Build Agreement.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Our ability to enter into definitive loan documents to secure the debt financing necessary to construct and operate our plant;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Construction delays due to weather or other unforeseen circumstances at our site and technical difficulties in constructing the plant;

•	Changes in the availability and price of natural gas and/or coal to power our plant;

•	Changes to our budget in the event that we implement a coal gasification energy center to power our plant;

•
Our ability to procure the financing necessary to build a coal gasification energy center to power our plant as well as our ability to enter into a binding agreement with a design build firm to build our coal gasification energy center;

•	Our ability to comply with current environmental regulations that apply to our site and our anticipated operations;

•
Changes in the environmental regulations that apply to our plant site and operations that may require us to install additional technology or otherwise increase our costs of compliance with the environmental regulations;

•	Our ability to secure all necessary licenses and permits to construct and operate our plant;

•	Our ability to attract and hire our management and other employees for our plant;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.

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
Once our ethanol plant is complete, our primary business is expected to be the production and sale of ethanol and its co-products. Ethanol is primarily used as a blend component in the U.S. gasoline fuel market. Gasoline refiners and marketers have historically blended ethanol with gasoline to increase the octane rating and to reduce emissions from motor vehicles. As of the date of this report, the initial dirt work at our plant site is substantially complete and Fagen, Inc. has begun construction of the plant. We expect to complete construction of our plant in the last quarter of 2008. We have released funds from our escrow account to move forward with construction and we currently intend to begin operations of our plant utilizing natural gas as our power source.
In the mean time, we plan to explore our options for incorporating a coal gasification energy center into our plant. However, due to our current plans to begin production utilizing natural gas as our energy source rather than coal gasification, the total estimated project cost has decreased from $238,485,000 to approximately $173,860,000. This estimated project cost has increased from our original estimated project cost based on natural gas as our energy source, which was approximately $159,000,000. The increase in the total estimated cost to build a natural gas plant can be attributed to overall increases in construction costs as well as increases in the anticipated cost of our rail infrastructure. This estimate is subject to change, however, in the event that we do incorporate a coal gasification energy center into the plant. In order to incorporate a coal gasification energy center into our plant, we would need significant additional funds, either through additional equity, debt financing or a combination of both. This is due to the significant additional engineering and construction costs to construct the coal gasification energy center. If we incorporate a coal gasification energy center into our plant, we would expect to incur significant additional engineering and construction costs. We currently estimate that the cost to construct this energy center would be approximately $64,500,000 and that the total project cost would be approximately $238,485,000. The foregoing estimate would be subject to change in light of the cost of coal, market conditions, construction costs, or the way in which the financing of the system may be structured. We do not have any agreements in place for the financing of a coal gasification energy center and there is no guarantee that we will be able to enter into any such agreements in the future.
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
As of the date of this report, we have issued 85,595 units in the registered offering, for an aggregate amount of $85,595,000. We previously had subscriptions totaling $94,095,000. We have rejected three subscriptions totaling $8,500,000. In addition, one subscriber pledged $2,000,000 as collateral for our Bridge Loan. Once the balance on the Bridge Loan is paid, the collateral will be released and the subscriber has submitted a subscription agreement to us for an additional 2,000 units. We expect to accept this subscription but as of the date of this report we have not yet done so. Also as of the date of this report, we have not formally closed the offering, but do not intend to actively seek additional subscriptions under the registered offering. We plan to secure the balance needed to construct the plant through debt financing and federal, state and local grants. We will require a significant amount of debt financing to complete our project. We had previously executed a non-binding debt financing term sheet with Home Federal Savings Bank for the debt financing necessary to construct our plant utilizing coal gasification as our energy source. However, we have since determined to move forward with constructing the plant utilizing natural gas as our energy source. Thus, on October 19, 2007, we executed a conditional debt financing commitment letter from Home Federal Savings Bank for the financing for the construction of our plant utilizing natural gas as our power source, but we have not entered into any definitive agreements for the debt financing that we need. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that completion of the construction of the plant will take 14-16 months from the date that Fagen, Inc. begins significant construction. Fagen, Inc. began their portion of the work in late October, 2007. Our anticipated completion date is scheduled for the last quarter of 2008. However, we may incur construction delays due to weather or other unforeseen circumstances, which will delay our anticipated completion date.
Plan of Operations to Start-Up of the Ethanol Plant
We expect to spend at least the next 12 months (as measured from the date of this report) focused on completion of debt financing, plant construction and the exploration of the possibility of installation of a coal gasification energy center for our plant. We do not expect the funds raised in our previous private placement offering to supply us with enough cash to cover our costs, including staffing, office costs, audit and legal fees. In the event that we decide to pursue a coal gasification energy center, we expect to require at least an additional $65,000,000 of equity or debt to cover the additional costs of the coal power source and our initial supply of coal.
However, we have released funds from our escrow account in connection with the registered offering, and assuming the successful execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction, and equipment acquisition. We also plan to negotiate and execute final contracts concerning our supply of corn and natural gas, as well as marketing agreements for our ethanol and distillers grains.
Project Capitalization
Our primary focus in the upcoming fiscal quarter will be on entering into definitive agreements with a senior lender for our necessary debt financing.
Seed Capital Offering
During the time period beginning on Homeland Energy Solutions’ formation on December 7, 2005 and ending on May 10, 2006, we issued and sold 2,250 membership units to our seed capital investors at a purchase price of $500 per unit and 600 units to our founders at a purchase price of $333.33 per unit, relying on the private offering exemption from registration with the Securities and Exchange Commission set forth in Section 4(2) of the Securities Act of 1933. All purchases were made with cash and the total amount of cash consideration for those securities was $1,325,000.
Registered Offering
We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2, which became effective on November 30, 2006. As of the date of this report, we have issued 85,595,000 units in the registered offering, for an aggregate amount of $85,595,000. We previously had subscriptions totaling $94,095,000. We have rejected three subscriptions totaling $8,500,000. In addition, one subscriber pledged $2,000,000 as collateral for our Bridge Loan. Once the balance on the Bridge Loan is paid, the collateral will be released and the subscriber has submitted a subscription agreement to us for an additional 2,000 units. We expect to accept this subscription but as of the date of this report we have not yet done so. Also as of the date of this report, we have not formally closed the offering, but do not intend to actively seek additional subscriptions under the registered offering. We plan to secure the balance needed to construct the plant through debt financing and federal, state and local grants.

Bridge Loan
On March 23, 2007, we entered into a Promissory Note and Business Loan Agreement (the “Bridge Loan”) with Home Federal Savings Bank establishing a credit facility for interim financing in the amount of $3,517,572. We used the loan funds to purchase the majority of the land for our plant site. We paid an approximate purchase price of $1,150,000 to purchase 152 acres, and we subsequently purchased approximately 180 acres on April 25, 2007 for a purchase price of approximately $2,041,000. At that time, we also paid $5,000 for an option to purchase an additional small parcel of land adjacent to our plant site. The Bridge Loan is secured by a mortgage and assignment of rents for the land, as well as our deposit account with a balance of $614,000. The guarantee provided by the deposit account subsequently expired and certain directors of the Company have personally guaranteed the Promissory Note. In addition, one of our subscribers pledged $2,000,000 as collateral for the loan.
On April 23, 2007, we entered into a Change of Terms Agreement with Home Federal Savings Bank, which revised the terms of our repayment obligations regarding the payment of interest. Previously, we were obligated to begin making monthly interest payments on April 23, 2007, at an interest rate of 8.25%, with a final payment of the principal amount plus any accrued interest due on March 23, 2008. On September 7, 2007, we entered into an additional Change in Terms Agreement with Home Federal, pursuant to which the amount of indebtedness was increased from $3,517,572 to $4,606,512 to allow us to make a payment to our site dirt work contractors. Under the Change in Terms Agreement, we must pay the loan in one principal payment of $3,517,572 plus interest at a rate of 8.25% by March 23, 2008. Once the balance the Bridge Loan is paid, the collateral will be released and the subscriber has submitted a subscription agreement to us for an additional 2,000 units. We expect to accept this subscription but as of the date of this report we have not yet done so. We expect to pay the balance on the Bridge Loan soon now that we have released funds from escrow.
Senior Debt Financing
We must obtain a significant amount of debt financing in order to complete construction of the ethanol plant. We currently intend to begin operations of our plant utilizing natural gas as our power source rather than the installation of a coal gasification energy center. In the event that we decide to install a coal gasification energy center, we will require significant additional equity or debt funds to finance the additional costs associated with the installation of the coal energy source. The amount and nature of the debt financing that we are seeking is subject to the credit environment as well as other economic factors over which we have no control. As of the date of this report, we have not executed definitive loan documents with Home Federal Savings Bank for our debt financing and there is no guarantee that we will be able to successfully close our project financing.
On October 19, 2007, we signed a new conditional debt financing letter of commitment from Home Federal Savings Bank that will replace the non-binding term sheet that we previously obtained from Home Federal Savings Bank in May 2007. The conditional debt financing commitment letter is for a senior credit facility of $94,000,000, consisting of an operating term facility of $74,000,000 and a revolving term facility of $20,000,000, as well as a seasonal revolving line of credit of $6,000,000. The debt financing commitment letter is conditioned upon the negotiation and execution of definitive loan documents satisfactory to Home Federal Saving Bank. Furthermore, the commitment is conditioned upon none of the following occurrences: (1) material adverse change in our business, operations or financial condition; (2) material diminution of value of the collateral for the loan; (3) discovery of any adverse environmental conditions that cannot be adequately resolved; or (4) our failure to comply with any of the requirements of the letter.
The debt commitment requires us to have current equity of at least $91,000,000, including earned interest on our escrow account and grants received, and to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures. In addition, the debt commitment requires us to maintain a $10,000,000 debt service reserve, which will be used as collateral for all loans. At this time, we anticipate that we will be able to satisfy the $91,000,000 equity requirement, as we received $1,325,000 in proceeds from our seed capital offering, and we have issued 85,595 units which amount to $85,595,000 in equity proceeds. In connection with our Bridge Loan, one investor pledged $2,000,000 as collateral for our Bridge Loan. Once the balance of the Bridge Loan is paid, the collateral will be released and the subscriber has submitted a subscription agreement to us for an additional 2,000 units totaling $2,000,000. We expect to accept this subscription but as of the date of this report we have not yet done so. We have also earned approximately $2,360,000 in interest on our escrow account. Taken together, these sources of funds total $91,280,000. However, there is no guarantee that we will meet the conditions set forth in the commitment letter or that we will enter into definitive loan documents with Home Federal Savings Bank. The definitive loan documents are to be entered into no later than November 30, 2007, after which date the commitment of the lender will expire. If we are unable to procure the debt financing that we need, we may have to abandon our business or modify our plans.

Tax Abatement and Grants
We are seeking a 20-year 100% tax abatement under the High Quality Jobs program from the State of Iowa. Under this program we would not be exempt from any state income tax, but it would exempt us from paying any state property tax for the period, provided, we meet the eligibility requirements under the program. There are several eligibility requirements, and an applicant must meet four requirements to qualify for the program. We intend to apply based on meeting the following four criteria:
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
We have received a grant from the Iowa Corn Promotion Board in the amount of $25,000 for the preparation of our feasibility study and legal fees during our equity drive. In addition, we have received preliminary approval for a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPFAP”), but have not yet received the funds. A failure to obtain these abatements or grants may require us to obtain additional equity or debt financing to complete the project.
Finally, we have submitted an application under the USDA Rural Energy Program under which it is possible that we will receive up to a $40,000,000 loan guarantee. If the loan guarantee is received and if we determine to install the coal gasification energy center, we may use the guarantee to attract additional debt financing to help fund the energy system.
Site Development and Construction Activities
As of the date of this report, the initial dirt work at our plant site is substantially complete and Fagen, Inc. has begun construction of the plant. In addition, initial testing at our site indicates that the water quality is good, which may reduce our water pre-treatment costs in the future. We have negotiated and expect to execute an agreement for an interconnection between our ethanol plant and an interstate high-pressure natural gas pipeline owned by Alliance Pipeline, L.P. when we reach financial closing of our debt financing. We plan to have facilities to receive grain by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. We expect that the Iowa, Chicago & Eastern (“IC&E”) Railroad will provide rail service to the proposed site. However, we will still need to establish rail access directly to the plant from the main rail line that can provide 75 to 90-unit car trains. We have engaged TranSystems Corporation to provide us with a Conceptual Rail Service Plan Drawing. We also anticipate that we will retain TranSystems Corporation for a Continuous Services Agreement for our rail infrastructure design and construction. We anticipate that the cost of this rail infrastructure will be approximately $11,000,000. Our anticipated completion date for the plant is during the last quarter of 2008.

Design-Build Agreement with Fagen, Inc. and the First Amendment to the Design-Build Agreement
On July 18, 2007, we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of our ethanol plant (the “Design-Build Agreement”) as well as a First Amendment to the Design-Build Agreement (the “Amendment”). Fagen, Inc, will design and build the plant using ICM, Inc., technology. Under the Amendment, we have agreed to pay Fagen, Inc. a contract price of $120,000,000, of which $1,800,000 will be financed by Fagen in the form of a progress payment credit. The credit will be issued after all equity funds have been utilized and will be subordinate to our senior lender. As part of the total contract price, we paid Fagen, Inc. a mobilization fee of $18,000,000 on November 1, 2007 under our Design-Build Agreement. We currently expect the construction to be completed in the last quarter of 2008, however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to commence operations at the plant by that time.
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
Under the ICM License Agreement, we obtained the rights to use the information and technology obtained through this agreement for the purpose of operating, maintaining and repairing the ethanol production facility which is to be designed and built by Fagen, Inc. We shall not use the information and technology for any other purpose. If we fail to comply with the operating procedures set forth by ICM, Inc., all guarantees, representations and warranties previously given by ICM, Inc. concerning plant performance are void. As of the date of this report, a majority of the Phase I and Phase II work is complete.
Agreement with Air Resource Specialists, Inc.
We have entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The initial work authorization on a time and materials basis for the air quality permit application was $29,894. However, we have applied for a Title V air permit, which has increased our costs beyond the initial authorization. The work authorization on a time and materials basis for the construction storm water permit application is $6,598. We have received all of the permits we were required to obtain prior to commencement of construction activities, and Air Resource Specialists is in the process of helping us obtain the remaining permits necessary prior to start-up of operations.

Agreement with PlanScape Partners
We have engaged PlanScape Partners to provide us with consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. Their consulting services are ongoing, and we have also engaged Planscape Partners to assist us in grant applications and other various program applications, the cost of these services are based on the time to complete each individual application.
Agreement with Terracon Consultants Inc.
We have entered into an agreement with Terracon Consultants Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon’s estimated fees for the borings and testing are $66,700 to $72,000. Terracon has also been hired to perform an environmental study and provide project oversight of the dirt work. As of the date of this report, Terracon has completed a phase 1 environmental study at our site. The phase I study indicates that at this time there are no recognized environmental conditions which warrant additional investigation. However, there is no guarantee that we will not encounter environmental conditions on our site as we move forward with construction.
Agreement with Transystems
We have engaged Transystems to prepare plans, details and specifications for our rail infrastructure for the transportation of our ethanol from our plant. Transystems fees for these services are $91,000. Transystems work is ongoing as of the date of this report.
Agreement with JB Holland Construction, Inc.
We have entered into an agreement with JB Holland Construction, Inc. to perform the Phase I and Phase II dirt work preparation and stabilization of the plant site. Under the agreement, the base fees for these services are $7,011,606. As of the date of this report, the dirt work is substantially complete.
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulation and we have obtained the required environmental permits to commence construction of the plant. We will be required to obtain additional permits and have various plans in place prior to the start-up of operations. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. We do not anticipate a problem receiving our remaining required environmental permits. However, if for any reason any of these permits are not granted, production at our plant may be delayed or discontinued and you may lose some or all of the value of your investment.
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
Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. The United States Supreme Court recently decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. The lawsuit sought to require the EPA to regulate carbon dioxide in vehicle emissions. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere. If the EPA regulates carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

Currently the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with construction and operation of the proposed plant. However, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of current regulations, to the detriment of our financial performance.
Environmental Permits Obtained as of the Date of this Report
•	Construction Air Permit
•	Construction Site Storm Water Discharge Permit
Environmental Permits and Plans yet to be Obtained or Developed that must be in Place Prior to the Start of Operations
•	Title V Operating Air Permit
•	Waste Water Discharge Permit
•	New Source Performance Standards
•	Storm Water Discharge Permit and Storm Water Pollution Prevention Plan (SWPPP Permits)
•	Spill Prevention, Control and Countermeasures Plan
•	High Capacity Well Permit
•	Alcohol Fuel Producer’s Permit
•	Risk Management Plan
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
Additional Environmental Issues for Coal Gasification
If we decide to construct a coal gasification energy system as our energy source, there may be additional environmental requirements for our use of the system. Although burning coal as a fuel source can result in higher NOx emissions, carbon monoxide (CO) and sulfur dioxide (SO(2)) emissions, coal gasification can be a cleaner process as engineering methods are used to reduce those emissions. If we decide to use coal gasification as a fuel source once we have started operations, the IDNR may require additional environmental assessments prior to considering the granting of the permits for the coal gasification system.
Our contemplated coal gasification system may generate significant levels of fly ash. Thus, the IDNR may require us to obtain a laboratory characterization of the fly ash before allowing the fly ash to be disposed of in a landfill. In addition, disposal at a landfill may require that we obtain a special waste authorization from the IDNR. We do not anticipate that the IDNR will prevent us from obtaining a special waste authorization for disposal in a landfill. In the alternative, we may be able to locate a business that can use fly ash in its operation, such as a cement plant. We must locate a landfill that will accept the fly ash or a business to purchase or receive the fly ash before commencing operations.
Finally, our contemplated use of coal as an energy source would create an added risk of coal fires or that dust will be discharged during the loading and storage process. Such activities could subject us to nuisance, trespass or similar claims by employees or property owners or residents in the vicinity of the plant. Excessive moisture in on-ground coal storage piles can also generate acidic runoff. We anticipate that covering the on-ground storage piles would significantly reduce the risk of nuisance suits based on either coal fines and dust or acidic runoff.
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
We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices are experiencing a recent decline and our profit margins will likely not be as high as those experienced by the industry in recent years. A number of factors have contributed to the decline in the price of ethanol, including, but not limited to, the increased price of corn. In addition, the total domestic production of ethanol is at an all time high, and the ethanol supply is expected to exceed current demand projections by the end of 2007. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. There also exists the potential that blenders may be logistically unable to blend ethanol into gasoline at the pace at which ethanol is being produced; some refer to this as the “blend wall problem.” Furthermore, many blending terminals may need to make infrastructure changes to blend ethanol instead of methyl tertiary butyl ether (MTBE) and to blend the quantities of ethanol that are being produced. A consultant to the Renewable Fuels Association stated that about 85% of the nation’s 400 to 500 gasoline terminals that blend ethanol are not equipped to take in rail cars. In addition, most gasoline blenders must install new tanks, pipes and pumps to handle ethanol. Blenders may be unwilling to spend large amounts of capital to expand infrastructure, or may be disinclined to blend ethanol absent a legislative mandate to increase blending. If the blending terminals do not have sufficient capacity or the necessary infrastructure to market this switch, or are reluctant to make such large capital expenditures to blend ethanol, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance. Thus, due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of current plants, we believe current price levels will continue to be subject to downward pressure.

The direct competition of local ethanol plants could significantly affect our ability to operate profitably. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. Our ability to commence operations as quickly as possible will have a significant impact on our ability to be successful.
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
Demand for ethanol may also increase as a result of consumption of E85 fuel. E85 is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 200 million gallons in 2030. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the United States, there are currently about 6 million flexible fuel vehicles capable of operating on E85 and approximately 1,369 retail stations supplying it according to the National Ethanol Vehicle Coalition. Furthermore, automakers have indicated that by 2012, one-half of vehicles they produce will be flexible fuel vehicles.
Consumer resistance to the use of ethanol may affect the demand for ethanol, which could affect our ability to operate profitably and may negatively impact the value of your investment. Some individuals believe the use of ethanol has a negative impact on prices at the pump or that it reduces fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could also negatively affect our ability to sell our product and our profitability.
The support for and use of ethanol and ethanol-blended fuel has been supported by Federal and State legislation. For example, the Energy Policy Act of 2005 includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. The Energy Policy Act of 2005 created a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS began at 4 billion gallons in 2006, and increases to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, as of November 7, 2007, there were 130 operational ethanol plants nationwide that have the capacity to produce approximately 6.88 billion gallons annually. Thus, current ethanol production capacity exceeds the 2007 RFS requirement of 4.7 billion gallons, which could lead to a short-term oversupply. However, U.S. production of ethanol in 2006 also exceeded the RFS requirement of 4 billion gallons, as total U.S. production for 2006 was approximately 4.8 billion gallons. However, according to the Renewable Fuels Association, the demand for ethanol in 2006 was approximately 5.3 billion gallons, which would indicate that demand for ethanol remains strong. That being said, ethanol production capacity for 2007 is expected to increase significantly due to a number of plants coming on line or expanding production capacity.
Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the primary competitor of ethanol as a fuel oxygenate, the Energy Policy Act of 2005’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Energy Policy Act of 2005 repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Clean Air Act and a number of states, including California, participate in this program. Thus, we believe current price levels are subject to downward pressure. This could have an adverse effect on our future earnings.

There has been recent Congressional activity in both the Senate and the House of Representatives to accelerate the current RFS and provide additional incentives for the use of alternative fuels. For example, the BioFuels Security Act, known as S. 23 or H.R. 559, was reintroduced on January 4, 2007, by co-sponsors Tom Harkin, Richard Luger and others. If passed, the legislation would accelerate the current RFS by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. Other provisions would require additional E85 pumps at branded gasoline stations, increased use of alternative fuels in the federal fleet and an increase in the percentage of flex fuel vehicles produced. The Senate bill (S. 23) has been referred to the Senate Committee on Commerce, Science and Transportation and the corresponding bill in the House of Representatives (H.R. 559) has been referred to the Subcommittee on Government Management, Organization and Procurement. This legislation has not been signed into law, and there is no certainty that this legislation or any other legislation providing incentives for the use of alternative fuels will be passed. In addition, there is no certainty the legislation, if passed, would provide any benefit to us or to the industry as a whole.
The Energy Policy Act of 2005 also created a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel, at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
Ethanol production is also expanding internationally. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff under a program known as the Caribbean Basin Initiative for ethanol imported from 24 countries in Central America and the Caribbean Islands, up to 7% of the U.S. ethanol market may be supplied duty free by Caribbean Basin Initiative Ethanol containing no local feedstock. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff pursuant to the Caribbean Basin Initiative may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.
The United States Supreme Court recently held in the case of Massachusetts v. EPA, that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases,” including carbon dioxide, from new motor vehicles. Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants. If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.
Technology Developments
Ethanol is typically produced from the starch contained in grains, such as corn. However, ethanol can potentially be produced from cellulose, the main component of plant cell walls and the most common organic compound on earth. The main attraction towards cellulosic ethanol is based on the idea that the products used to make it are less expensive than corn. However, the downfall is that the technology and equipment needed to convert such products into ethanol are more complicated and more expensive than the technology currently used for the production of corn based ethanol. Recently, there has been an increased interest in cellulosic ethanol due to the relatively low maximum production capacity of corn-based ethanol. The products used to produce cellulosic ethanol exist in a far greater quantity than corn; therefore, cellulosic ethanol production may be an important aspect of expanding ethanol production capacity. Recognizing this need, Congress supplied large monetary incentives in the Energy Policy Act of 2005 to help initiate the creation of cellulosic ethanol plants in the United States. If such cellulosic ethanol plants are constructed and begin production on a commercial scale, the production of potentially lower-cost cellulosic ethanol may hinder our ability to compete effectively.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn, coal and natural gas supplies necessary to produce ethanol and distillers grains for sale. We anticipate that the cost of corn will be the largest cost of producing our ethanol, consisting of between 60% and 70% of our total cost of production, followed by natural gas as the second largest cost of producing our ethanol.
The increased production of ethanol has placed upward pressure on the price and supply of corn, resulting in higher than normal corn prices. The spread between petroleum prices and corn prices has narrowed, which has reduced ethanol plant profit margins from the levels reached during 2006. However, the rise in corn prices has motivated farmers to plant additional acres of corn in 2007, which has helped to offset the upward pressure on the price of corn in the short-term. According to an October 12, 2007 report released by the United States Department of Agriculture, corn growers planted approximately 93.62 million acres of corn in 2007, which is up between 19-20% from 2006. Current market trends show that U.S. corn prices are currently averaging about $3.50 per bushel according to Chicago spot prices.
Generally, higher corn prices will produce lower profit margins. There is no assurance that a shortage will not develop, particularly with other area ethanol plants competing for corn or production problems. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. However, we are building additional grain storage silos on our site, which will enable us to increase the percentage of corn purchased directly from local producers rather than purchasing through the commercial industry. This will lower our costs for corn procurement and we also expect that our usage of local producer corn will yield more gallons of ethanol per bushel due to fewer quality concerns than with corn purchased through the commercial industry.
We currently intend to begin operations at our plant utilizing natural gas as our energy source. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. We anticipate continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
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
Liquidity and Capital Resources
Estimated Sources of Funds
We have issued 85,595 units in our registered offering for an aggregate amount of $85,595,000. We have released the funds from our escrow account and have begun construction of the plant. The following schedule sets forth our estimated sources of funds to build the ethanol plant to be located near New Hampton, Iowa. This schedule could change in the future depending on whether we receive additional grants or debt financing.

Sources of Funds		Percent
Seed Capital Proceeds (1)	$1,325,000	0.72%
Unit Proceeds (2)	$87,595,000	47.28%
Senior Debt Financing (3)	$94,000,000	50.73%
Interest on Escrow (4)	$2,360,000	1.27%

Total Sources of Funds (5)	$185,280,000	100.00%

(1)	We have issued a total of 2,850 units to our founders and seed capital investors in previous private placement offerings in exchange for proceeds of $1,325,000.

(2)
We currently have issued 85,595 membership units in our registered offering. Once the balance of our Bridge Loan is paid, the $2,000,000 pledged by one of our investors as collateral is expected to be released and the investor has submitted a subscription agreement to us for an additional 2,000 units totaling $2,000,000. We expect to accept this subscription but as of the date of this report we have not yet done so.

(3)
We currently do not have a definitive loan agreement with a senior lender for debt financing in the amount of $94,000,000. We do have a conditional debt financing commitment letter for proposed senior credit facilities up to $94,000,000. Definitive debt documents have not yet been finalized and there is no assurance that they will be. Even if we do enter into final agreements, they may not be upon the terms we expect. Under the terms of the conditional debt financing commitment letter, we must enter into definitive loan documents no later than November 30, 2007 or the commitment will expire.

(4)	As of October 29, 2007, we had earned approximately $2,360,000 in interest on our escrow account.

(5)
Our total sources of funds is expected to be sufficient to cover our estimated project cost of $173,860,000 as well as to cover the $10,000,000 debt service reserve that we are required to maintain under our conditional debt financing commitment letter with Home Federal Savings Bank.

Estimated Use of Proceeds
We expect the project to cost approximately $173,860,000 to complete. In addition, we will be required to maintain a $10,000,000 debt service reserve that will serve as collateral for our senior debt financing loans. The following table reflects our estimate of costs and expenditures, as of the date of this report, for the ethanol plant we are building near New Hampton, Iowa. These estimates are based on discussions with Fagen, Inc., ICM Inc., our lenders and management research. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report. As the project progresses, any material changes will be reflected in a new budget. For example, we still plan to pursue various options for incorporating coal gasification into the project at a future date. For example, we have submitted an application under the USDA Rural Energy Program under which it is possible that we will receive up to a $40,000,000 loan guarantee. If received, we would be able to use the guarantee to attract additional debt financing to help fund the coal gasification energy center. In addition, it is possible that we may work out a financing structure with our anticipated coal gasification energy center contractors to allow us to incorporate coal gasification into our project. If we are successful in incorporating coal gasification into our project and depending on how the financing for the energy center is structured, we anticipate that our project cost would increase to approximately $238,485,000. The increase in cost would be due to the additional engineering, design and construction costs to build the energy center, which could total $64,500,000 or more.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$120,000,000	69.02%
Land cost	3,500,000	2.01%
Site development costs	5,670,000	3.26%
Pipeline costs	4,000,000	2.30%
Construction contingency	2,220,000	1.28%
Construction insurance costs	225,000	0.13%
Construction manager fees	125,000	0.07%
Administrative building	760,000	0.45%
Office equipment	85,000	0.04%
Computers, Software, Network	175,000	0.10%
Rail Infrastructure	11,000,000	6.33%
Rolling stock	500,000	0.29%
Fire Protection, water supply and water treatment	3,500,000	2.01%
Capitalized interest	4,000,000	2.30%
Start up costs:
Financing costs	2,500,000	1.43%
Organization costs (1)	1,400,000	0.80%
Pre production period costs	950,000	0.56%
Working capital	7,000,000	4.03%
Inventory — corn	2,000,000	1.15%
Inventory — chemicals and ingredients	500,000	0.29%
Inventory — Ethanol	2,500,000	1.43%
Inventory — DDGS	500,000	0.29%
Spare parts — process equipment	750,000	0.43%

Total	$173,860,000	100.00%

(1)	Includes estimated offering expenses of $480,000.
Plant Construction. The construction of the plant itself is by far the single largest expense at approximately $120,000,000.
Land Cost. We paid an approximate purchase price of $3,500,000 to purchase the land for our plant site.
Site Development. We estimate that site development costs will be approximately $5,670,000.
Construction Contingency. We project approximately $2,220,000 for unanticipated expenditures in connection with the construction of our plant. We plan to use excess funds for our general working capital.
Construction Insurance Costs. We have budgeted approximately $225,000 for builder’s risk insurance, general liability insurance, workers’ compensation and property insurance. We have not yet determined our actual costs and they may exceed this estimate.
Administration Building, Furnishings, Office and Computer Equipment. We anticipate spending approximately $760,000 to build our administration building on the plant site. We expect to spend an additional $85,000 on our furniture and other office equipment and $175,000 for our computers, software and network.
Rail Infrastructure and Rolling Stock. If the plant is constructed near New Hampton, Iowa, rail improvements, such as siding and switches may need to be installed at an estimated cost of $11,000,000. We anticipate the need to purchase rolling stock at an estimated cost of $500,000.
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
Inventory. We project $13,250,000 of inventory costs for the period between the completion of construction and our beginning generation of income. The $13,250,000 of inventory is comprised of $2,000,000 of initial inventories of corn and other ingredients, initial $2,500,000 of ethanol, $500,000 of dried distillers grain work in process inventories, $750,000 of spare parts for our process equipment, $500,000 in chemicals and other ingredients and $7,000,000 of working capital.
Financial Results for the Fiscal Quarter Ended September 30, 2007 and the period from Inception through September 30, 2007
As of September 30, 2007, we had total assets of approximately $8,331,000 consisting primarily of cash, cash equivalents, land and land options. We have current liabilities of approximately $7,315,000 consisting primarily of notes payable. Total members’ equity as of September 30, 2007, was approximately $1,016,000. Since our inception, we have generated no revenue from operations. For the three months ended September 30, 2007, we had a net loss of approximately $51,000, and for the nine months ended September 30, 2007, we had a net loss of approximately $146,000. For the period from inception to September 30, 2007, we had a net loss of approximately $290,000 primarily due to start-up business costs.
Employees
Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. Approximately five of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our officers are Stephen Eastman, President; James Boeding, Vice President; Bernard Retterath, Treasurer; Steve Dietz, Secretary and Pat Boyle, Vice President of Project Development. As of the date of this report, we have hired a construction manager to oversee the construction of our plant and we have also hired one employee who performs administrative duties at our office.
The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-
Time
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
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The following risk factor is provided due to material changes from the risk factors previously disclosed in our prospectus dated November 30, 2006. The risk factor set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section in our prospectus dated November 30, 2006.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. The United States Supreme Court recently decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. The lawsuit sought to require the EPA to regulate carbon dioxide in vehicle emissions. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere. If the EPA regulates carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the time period beginning on Homeland Energy Solutions’ formation on December 7, 2005 and ending on May 10, 2006, we issued and sold 2,250 membership units to our seed capital investors at a purchase price of $500 per unit and 600 units to our founders at a purchase price of $333.33 per unit, without registering the units with the Securities and Exchange Commission. We relied on the private offering exemption under Section 4(2) of the Securities Act of 1933 to complete the foregoing transactions. All purchases were made with cash and the total amount of cash consideration for those securities was $1,325,000.
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
We registered a total of 110,000 units at $1,000 per unit for an aggregate maximum gross offering price of $110,000,000. As of the date of this report, we have issued 85,595,000 units, for an aggregate amount of $85,595,000. We have released the funds from escrow, but we have not yet formally closed the offering. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that we reach financial closing. Once we reach financial closing, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included in or incorporated by reference in this report:

Exhibit No.	Description	Method of Filing

10.28	Disbursement Request and Authorization dated September 7, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank	*

10.29	Change in Terms Agreement dated September 7, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date: November 14, 2007	/s/ Stephen Eastman

Stephen Eastman
President (Principal Executive Officer)

Date: November 14, 2007	/s/ Bernard Retterath

Bernard Retterath
Treasurer (Principal Financial and Accounting Officer)