Form 10KSB
period 2007-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2008-02-22
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2007

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
None
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of February 1, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $56,255,000.00.
As of February 1, 2008, there were 91,445 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I	4

Item 1. DESCRIPTION OF BUSINESS	4

Item 1A. RISK FACTORS	19

Item 2. DESCRIPTION OF PROPERTY	25

Item 3. LEGAL PROCEEDINGS	26

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

PART II	26

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	26

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	27

Item 7. FINANCIAL STATEMENTS	38

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	51

Item 8A. CONTROLS AND PROCEDURES	51

Item 8B. OTHER INFORMATION	51

PART III	52

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	52

Item 10. EXECUTIVE COMPENSATION	54

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	54

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	55

Item 13. EXHIBITS	56

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	58

SIGNATURES	59

Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 14.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FORWARD LOOKING STATEMENTS
Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Item 1, “Description of Business;” Item 2, “Description of Property;” and Item 6, “Management’s Discussion and Analysis or Plan of Operations,” but they may appear in other sections as well.
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in the section of this report in Item 1A—“Risk Factors.” You are urged to consider all of those risk factors when evaluating any forward-looking statements, and we caution you not to put undue reliance on any forward-looking statements.
You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Increases in construction costs or delays or difficulties in the construction of the plant, resulting in a delay of start-up of plant operations;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.
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
AVAILABLE INFORMATION
Information about us is also available at our website at www.homelandenergysolutions.com, under “Investor Relations — SEC Filings,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.

PART I
Item 1. DESCRIPTION OF BUSINESS.
Business Development from Inception of Company until Present
Homeland Energy Solutions, LLC (referred to herein as “we,” “us,” the “Company,” or “Homeland”) is an Iowa limited liability company. It was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year (MGY) natural-gas powered ethanol plant to be located in Chickasaw County, Iowa. In addition, the Company intends to produce and sell distillers grains as co-products of ethanol production.
We are financing the development and construction of our ethanol plant with a combination of equity and debt proceeds. We previously issued and sold 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds, and we closed our registered offering with the Securities and Exchange Commission (“SEC”) on November 30, 2007. We issued and sold a total of 88,595 membership units in the registered offering for a total of $88,595,000 in offering proceeds.
We also secured our senior debt financing on November 30, 2007, which consists of (i) a Construction Loan in an amount not to exceed $94,000,000 (of which $20,000,000 may be converted into a Term Revolving Loan upon start-up of operations); and (ii) a Revolving Line of Credit Loan in an amount not to exceed $6,000,000. We plan to finance the development and construction of our ethanol plant with our combination of equity and debt proceeds. Our total project cost is approximately $173,860,000.
The construction of our ethanol plant by our design-builder, Fagen, Inc., began shortly after the close of our registered offering and senior debt financing. Construction is progressing substantially on schedule, with only minor delays due to the extreme cold temperatures we faced in December 2007 and January 2008. To date, all road ways into and internally in the plant have been completed to grade with the sub overlay complete. Approximately 80% of the excavation for the plant has been completed, with the areas remaining being the grading for the administration building and the rail grading. In addition, we estimate that the tank construction for the fermentation area is about 25% complete, and the concrete for our process building is currently being poured. We anticipate that construction will be complete in the first quarter of 2009. As of the close of our fiscal year on December 31, 2007, we were still in the development phase and had generated no revenue.
As construction of our ethanol plant progresses, we plan to continue to explore our options for incorporating a coal gasification energy center into our plant as an alternative to natural gas as our energy source. Construction of such an energy center would require significant additional funds, either through additional equity, debt financing or a combination of both. We currently estimate that the cost to construct the energy center would be approximately $64,500,000, which would bring our total project cost to approximately $238,485,000. This estimate is subject to change in light of the current cost of coal, market conditions, construction costs, or our financing structure. We do not have any agreements in place for the financing of a coal gasification energy center and there is no guarantee that we will be able to enter into any such agreements in the future.
Principal Products and Markets
The principal products we will produce at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process, but we do not plan to capture or market it at this time.
Ethanol
Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85% of ethanol in the United States today is produced from corn and approximately 90% of ethanol is produced from corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass.

An ethanol plant is essentially a fermentation plant. Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water. The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content. This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.
Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are petroleum terminals in the continental United States.
Distillers Grains
A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in dairy cattle and greater weight gain in beef cattle. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% distillers grains, respectively. There are several different types of distillers grains depending on the moisture content. We expect that most of the distillers grains produced at our plant will be Dried Distillers Grains with Solubles (“DDGS”).
Local Ethanol and Distillers Grains Markets
As described below in “Distribution of Principal Products,” we plan to market and distribute our ethanol and distillers grains through third parties. Whether or not our ethanol or distillers grains produced by our ethanol plant will be sold in local markets will depend on decisions made by our anticipated marketers. We may retain an option to independently market a portion of our ethanol and/or distillers grains to local markets. However, we expect the majority of our ethanol will be transported by rail outside of our local market.
Regional Ethanol and Distillers Grains Markets
Typically, a regional market is one that is outside of the local market, yet within the neighboring states. Our regional market will be within a 450-mile radius of our plant and will be serviced primarily by rail and truck. We plan to construct a railroad spur to our plant so that we may reach the regional and national markets with our ethanol. The market for distillers grains is generally confined to regional locations where freight costs allow it to be competitively processed against other feed ingredients. We expect that our anticipated ethanol and distillers grains marketers will decide where our ethanol and distillers grains will be marketed and sold.
National Ethanol and Distillers Grains Markets
According to a January 18, 2008 report from the Renewable Fuels Association (“RFA”), the RFA estimates that United States ethanol production reached approximately 6.5 billion gallons in 2007. The RFA is also projecting that ethanol production may exceed nine billion gallons in 2008. Through November 2007, the last reported data by the RFA, ethanol demand in the United States was approximately 6.1 billion gallons, with approximately 5.8 billion gallons being produced in the United States, and imports of more than 400 million gallons.
The principal purchasers of ethanol are petroleum terminals located throughout the United States. These terminals blend ethanol into gasoline as mandated by the Renewable Fuels Standard (“RFS”) which was created by the Energy Policy Act of 2005 and increased by the Energy Independence and Security Act (“EISA”) of 2007. Ethanol demand in our fiscal year 2007 has remained strong in part as a result of the favorable price of ethanol. This has resulted in voluntary blending of ethanol by fuel blenders due to the relatively lower price of ethanol compared to petroleum based gasoline.

The ethanol industry will need to continue to increase demand to absorb the increases in ethanol supply that has resulted from a number of new plants and expansions becoming operational. One issue that the ethanol industry has faced in trying to increase demand for ethanol is the lack of infrastructure necessary to blend ethanol. There are areas of the United States that do not have the infrastructure necessary to blend significant amounts of ethanol, despite the current economies associated with blending ethanol. Aided by incentives in the EISA of 2007, the ethanol industry is working towards expanding this infrastructure to open new markets for ethanol.
As stated earlier, the market for distillers grains is generally confined to regional locations where freight costs allow it to be competitively processed against other feed ingredients. However, as a result of our ability to transport distillers grains by rail once our spur track is constructed and our plant is operational, our anticipated marketer will have the flexibility of selling our distillers grains to the national market.
Distribution of Our Principal Products
We expect to sell and market our ethanol and distillers grains through normal and established markets, including the local, regional and national markets described above. We selected our anticipated primary plant site because of the site’s close proximity to rail service and access to natural gas supplies capable of meeting plant consumption needs. The site is near the Iowa, Chicago & Eastern (“IC&E) Railroad and is also near the intersection of Iowa Highway 18, a paved east/west highway, and Iowa Highway 63, which is a paved north/south divided highway. This will provide us with easy access to Interstate 35, which is approximately 35 miles west of our site, and Interstate 80, which is approximately 40 miles south of our site.
We expect that our plant, when completed, will have facilities to receive grain by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. We expect that the IC&E Railroad will provide rail service to the proposed site. However, we will still need to establish rail access directly to the plant from the main rail line that can provide 75 to 90-unit car trains. We engaged TranSystems Corporation to provide us with a Conceptual Rail Service Plan Drawing. We also anticipate that we will retain TranSystems Corporation for a Continuous Services Agreement for our rail infrastructure design and construction.
We intend to enter into marketing agreements with third parties for the purpose of marketing and selling most of our ethanol and distillers grains. As of the date of this report, we have not entered into any agreements with third party marketers for this purpose.
New Products and Services
We have not introduced any new products or services during this fiscal year.
Governmental Regulation and Federal and State Ethanol Supports
National Renewable Fuels Standard
The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. The RFS contained in the Energy Policy Act of 2005 and updated in the Energy Independence and Security Act of 2007, has led to significant new investment in ethanol plants across the country.
The Renewable Fuels Standard (“RFS”) is a national program that requires a statutorily mandated amount of renewable fuels be sold or introduced into commerce in the United States; however, the RFS is flexible, allowing refiners to use renewable fuels in those areas where it is most cost effective. The RFS for 2007 was 4.7 billion gallons and the Renewable Fuels Association now estimates that approximately 6.5 billion gallons of ethanol were produced domestically in 2007. On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, which expands the RFS. Under the increased RFS, 9 billion gallons of renewable fuels must be sold or introduced into commerce in 2008, increasing to 36 billion gallons of renewable fuel by 2022. However, only a portion of the renewable fuel used to satisfy the increased RFS may come from conventional corn-based ethanol. The Energy Independence and Security Act of 2007 requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as cellulosic ethanol (ethanol produced from cellulose, sugar or crop residue) or biomass-based diesel. By 2022, 21 billion gallons of the RFS must come from non-corn based ethanol. The increased RFS is intended to increase the usage and price of ethanol; however, there is no guarantee or assurance that it will have its desired impact on the ethanol industry. Increases in the supply of ethanol have recently placed downward pressure on the price of ethanol as demand has struggled to keep pace with supply.

In addition to expanding the RFS, the Energy Independence and Security Act of 2007 contains provisions promoting the renewable fuels infrastructure and supporting and investing in research and development of new bioenergy sources and ways to make biofuel production more efficient and environmentally sound. Additionally, the Energy Independence and Security Act of 2007 requires government investment in research to develop new processes for turning other farm products such as switch grass and woodchips into biofuels. Finally, pursuant to the Energy Independence and Security Act of 2007, a number of studies will be conducted focusing on improving the use of biofuels, optimization of flexible fuel vehicles and engine durability.
On April 10, 2007, the Environmental Protection Agency published final rules implementing the RFS program. In addition to fully implementing the RFS requirement, the rule created a credit trading program that is designed to allow the fuel refining industry as a whole to meet the RFS requirement in the most cost effective manner possible.
The Volumetric Ethanol Excise Tax Credit
The use of ethanol as an alternative fuel source has also been aided by federal tax policy, which directly benefits gasoline refiners and blenders, and increases demand for ethanol. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. In place of the exemption, H.R. 4520 creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. The VEETC is scheduled to expire on December 31, 2010. Legislation has been introduced in Congress that may change the sunset provisions of the VEETC; however, we cannot assure you that this legislation will be adopted to extend such provisions beyond 2010.
Iowa Renewable Fuels Standard
In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa. One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009. This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019. This could increase local demand for ethanol significantly and may increase the local price for ethanol. However, the renewable fuels standard will also likely lead to additional ethanol production in Iowa and corresponding increased competition for raw materials.
Effect of Governmental Regulation
The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational, and would likely reduce our net income and negatively impact our future financial performance.
Competition
Once operational, we will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. Ethanol is a commodity product, like corn, which means our plant will compete with other ethanol producers on the basis of price and market access. Once operational, we believe that we will be able to compete favorably with other ethanol producers due to rail access and ample grain supplies at favorable prices compared to the national average.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of January 23, 2008, the ethanol industry had grown to approximately 139 completed ethanol production facilities in the United States, with a combined annual production capacity of approximately 7.8 billon gallons. The ethanol industry is expanding rapidly with 62 new facilities under construction and 7 facilities undergoing expansions. Once completed, these new facilities will have the capacity to produce an additional 5.6 billion gallons of ethanol, bringing the total U.S. ethanol production capacity to approximately 13.4 billion gallons annually.
Currently, there are a few large producers of ethanol and many smaller producers of ethanol. It is likely that in the future, some consolidation of the ethanol industry will occur which will result in a smaller number of producers which control a large percentage of the ethanol production market. This may allow these larger producers to influence the ethanol industry in ways that are not beneficial to us. These larger ethanol producers may realize economies of scale in the production of ethanol and distillers grains that we cannot take advantage of, specifically with respect to larger sales of ethanol and increased bargaining power for raw materials, including corn and natural gas.
POET, LLC (formerly Broin Companies and hereinafter referred to as “POET”) and Archer Daniels Midland (“ADM”) control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually. In addition, in November 2007, VeraSun Energy Corp. (“VeraSun”) announced that it will merge with rival US BioEnergy Corp. (“US BioEnergy”) creating what could become the largest U.S. producer in the ethanol industry. Upon completion of the merger, the combined company will have 9 ethanol production facilities in operation and 7 additional facilities under construction, and will likely be the second largest ethanol producer in the United States by volume behind ADM.
Iowa currently has 27 ethanol plants in production, producing nearly 2.1 billion gallons of ethanol per year. In addition, there are a number of ethanol plants in Iowa under construction or in the planning stage representing a nearly 1.6 billion gallon increase in Iowa’s ethanol production.
The following table is compiled by the Renewable Fuels Association and identifies most of the producers in the United States along with their production capacities as of January 23, 2008.
U.S. FUEL ETHANOL PRODUCTION CAPACITY

				Under
			Current	Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE		88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn	100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	48
	Atlantic, IA	Corn		110

				Under
			Current	Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Archer Daniels Midland	Decatur, IL	Corn	1,070	550
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn	110
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207	226
	Aurora, NE	Corn
	Mt. Vernon, IN	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
BioFuel Energy — Pioneer Trail Energy, LLC	Wood River, NE	Corn		115
BioFuel Energy — Buffalo Lake Energy, LLC	Fairmont, MN	Corn		115
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Calgren	Pixley, CA	Corn		55
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane		1.5
		bagasse
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn		50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
E Energy Adams, LLC	Adams, NE	Corn	50
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35

				Under
			Current	Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn	57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
	Shell Rock, IA	Corn		110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O'Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100

				Under
			Current	Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL Atchison, KS	Corn/wheat starch	78
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid America Agri Products/Horizon	Cambridge, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	40
	Boardman, OR	Corn	40
	Burley, ID	Corn		50
	Stockton, CA	Corn		50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
POET	Sioux Falls, SD		1,208	327
	Alexandria, IN	Corn		#
	Ashton, IA	Corn
	Big Stone, SD	Corn
	Bingham Lake, MN	Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn		#
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn
	Macon, MO	Corn
	Marion, OH	Corn		#
	Mitchell, SD	Corn
	North Manchester, IN	Corn		#
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn

				Under
			Current	Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Range Fuels	Soperton, GA	Wood waste		20
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC *	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn	130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	310	440
	Woodbury, MI	Corn
	Hankinson, ND	Corn		#
	Central City , NE	Corn		#
	Ord, NE	Corn
	Dyersville, IA	Corn		#
	Janesville, MN	Corn		#
	Marion, SD	Corn

				Under
			Current	Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
	Ft. Dodge, IA	Corn
	Albion, NE	Corn
	Charles City, IA	Corn
	Linden, IN	Corn
	Welcome, MN	Corn		#
	Hartely, IA	Corn		#
	Bloomingburg, OH	Corn		#
Western New York Energy, LLC	Shelby, NY	Corn	50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo	100
	Russell, KS	Milo/wheat	48
		starch
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY	Corn	5
	Hayburn, ID	Corn		20
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40
Total Current Capacity at 139 ethanol biorefineries			7,888.4
Total Under Construction (62)/Expansions (7)				5,573.0
Total Capacity			13,461.4

*	locally-owned

#	plant under construction

Updated: January 23, 2008
Competition from Alternative Fuels
Alternative fuels and alternative ethanol production methods are continually under development. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
Competition from Alternative Ethanol Production Methods
The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste and energy crops. The Energy Independence and Security Act of 2007, which includes a new RFS, mandates 36 billon gallons of ethanol be sold or introduced into commerce annually by 2022; however, only 15 billon gallons of the total 36 billon gallons mandated may come from a corn-based process. We do not believe it will be cost-effective to convert the ethanol plant we are constructing into a plant that would use cellulose-based biomass to produce ethanol. As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.

The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive. Although current technology is not sufficiently efficient to be competitive on a large scale, a recent report by the U.S. Department of Energy entitled Outlook for Biomass Ethanol Production and Demand indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.
Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the University of Minnesota’s DDGS—General Information website (February 7, 2008) approximately 3,200,000 to 3,500,000 tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants. The remaining 1-2% of DDGS is produced by the alcohol beverage industry. As a result of the recent increased production of ethanol, the production of DDGS is expected to double within the next few years. The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit from it. In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grains and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
The following table from the Food and Agriculture Policy Research Institute website on January 29, 2008, shows projections for the United States’ domestic use of distillers grains measured in thousand tons.

The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains.
Sources and Availability of Raw Materials
Corn Supply
Corn will be the primary raw material used in the ethanol production process at our ethanol plant. We plan to procure corn for our plant primarily from local markets in the effective truck radius of the plant. When the construction of our plant nears completion, we expect to hire a corn origination staff to work with local corn producers and grain elevators to secure the supply of corn for our plant. We expect the cost of corn will be the largest cost of producing our ethanol, consisting of between 60% and 70% of our total cost of production, followed by natural gas as the second largest cost of producing our ethanol. Therefore, our future performance will depend greatly on the availability and price of corn.
The increased production of ethanol has placed upward pressure on the price and supply of corn, resulting in higher than normal corn prices. The spread between petroleum prices and corn prices has narrowed, which has reduced ethanol plant profit margins from the levels reached during 2006. However, the rise in corn prices motivated farmers to plant additional acres of corn in spring 2007, which helped to offset the upward pressure on the price of corn throughout the latter part of 2007.
The following table from the Food and Agriculture Policy Research Institute website on January 29, 2008, shows the United States’ corn production and total supply projections measured in the millions of bushels.
Just as the availability of quantities of corn will have a significant impact on our operations, the price that we will pay for those supplies will also greatly impact our operations. Corn prices can be considered on a national, regional and local market basis, and, depending on proximity to production, transportation costs, regional or local weather impacts and other factors, significant variations can occur among those markets from year to year and within any given year.

On January 11, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production Report, which estimated the 2007 grain corn crop at approximately 13 billion bushels, which is approximately 24% above the USDA’s estimate of the 2006 corn crop. Despite the record 2007 corn crop, the weak U.S. dollar, strong exports and domestic usage have caused the price of corn to remain significantly higher than historical averages. We expect the price of corn to remain at these high price levels for the foreseeable future, which will likely significantly impact our cost of goods sold. We expect the number of operating and planned ethanol plants in our area and nationwide to continue to support these elevated price levels. This demand will likely drive the price of corn upwards in our market area which will impact our ability to operate profitably.
The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. We anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices. However, we plan to purchase a significant portion of our corn directly from local producers rather than purchasing through the commercial industry. We anticipate that this will lower our costs for corn and may also yield more gallons of ethanol per bushel due to fewer quality concerns than with corn purchased through the commercial industry.
Additionally, in an attempt to minimize the effects of volatile corn costs on our profits, we plan to hire a commodities staff when our plant nears completion. We expect that these employees will be responsible for consistent scheduling of corn deliveries and establishing forward contracts through local grain elevators. We may purchase additional corn from outside of our trade area as needed and price dictates.
Utilities
Natural gas: We anticipate that natural gas will account for approximately 10-15% of the total production cost of our ethanol. The plant will produce process steam from its own boiler system and dry the distillers dried grains by-product via a direct gas-fired dryer. If we operate at our projected production volume of 100 million gallons per year, we will require approximately 3,300,000 Million British Thermal Units (“MMBtu”) of natural gas annually.
Our proposed site does not have an existing gas line to supply natural gas to our plant. To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline from either the Northern Natural Gas or the Alliance interstate pipelines, both located near the property, will be necessary. We have been in negotiations with Northern Natural Gas and Alliance for the connection to their pipelines and anticipate executing such an agreement with either Northern Natural Gas or Alliance in the near future.
We have entered into a non-binding letter of engagement with Cornerstone Energy, Inc. (“Cornerstone”) pursuant to which Cornerstone would provide Homeland Energy with the necessary natural gas procurement to power the plant. Some of their services may include services such as preliminary physical data gathering, determination of the closest proximity of viable and optimum transmission source, calculation of the cost of a fuel line connecting the plant to the transmission source, construction of the fuel line, negotiation of pipeline “tap” fees, supplying the plant with and/or negotiating the procurement of natural gas commodity, and the development of a comprehensive risk management plan targeted at mitigating natural gas price volatility and maintaining profitability.
In exchange for these services, we would pay Cornerstone the supply cost of natural gas based on the Ventura index plus $.5126 per MMBtu. Additional fees may apply for fuel and commodity transportation costs and other additional services. Cornerstone does not charge a monthly management fee or additional charges for time and travel. Cornerstone has been negotiating on our behalf with Alliance Pipeline, L.P. and Northern Natural Gas for an interconnection agreement to either Alliance’s or Northern Natural Gas’s interstate pipelines. We anticipate entering into an agreement with either Alliance or Northern Natural Gas for the interconnection, as well as a definitive agreement with Cornerstone for the construction of our pipeline and procurement of our natural gas in the coming weeks.
Electricity: Based on engineering specifications, we expect to require a significant amount of electrical power to operate the plant. We estimate that, based upon engineering specifications from Fagen, Inc., our power usage will be approximately 4.5 million kilowatts of electricity at peak demand. We expect to purchase our electricity from Hawkeye REC, the local utility who holds the service franchise for our potential plant location in Chickasaw County, Iowa. Hawkeye REC is a distribution cooperative distributing excess operating margins back to its member owners on a yearly basis. One of our directors and officers, Pat Boyle, is also the Business Development and Member Services Manager for Hawkeye REC, with which we expect to enter into an agreement to provide us with our electricity needs to operate the plant.

Water: We will require a significant supply of water. We anticipate water will be provided to our site by constructing two to three high capacity wells. The water will be pumped either from a buried river channel that is incorporated into the glacial deposits beneath our proposed site, the Galena Aquifer or the Prairie Du Chien/Jordan Aquifer. Engineering specifications show our plant water requirements to be approximately 1,000 gallons per minute. That is approximately 1,440,000 gallons per day. There is no assurance, however, that the well water will reliably supply us with the water that we need due to strain on water supply from nearby residents, businesses and farms.
Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent discharge facilities. We anticipate our plant design incorporating the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero or near zero discharge of plant process water.
Research and Development
We do not currently conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.
Dependence on One or a Few Major Customers
As discussed above, we plan to enter into marketing agreements with third parties for the purpose of marketing and distributing our ethanol and distillers grains. We will rely on our expected marketers for the sale and distribution of our products. Any loss of our expected relationship with such parties could have a significant negative impact on our revenues.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulation and we have obtained the required environmental permits to commence construction of the plant. For our fiscal year 2007, we spent approximately $50,000 on environmental permitting. We will be required to obtain additional permits and have various plans in place prior to the start-up of operations. We anticipate incurring costs and expenses of approximately $200,000 in complying with environmental laws, including the cost of obtaining permits in fiscal year 2008. We do not anticipate a problem receiving our remaining required environmental permits. However, if for any reason any of these permits are not granted, production at our plant may be delayed or discontinued and you may lose some or all of the value of your investment.
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
Employees
As of the date of this report, we do not have any full-time employees, but we have hired two individuals on an independent contractor basis. We have hired a construction manager, Mark W. Zuehlke, through a local union for a term of 10 months (August 2007 — May 2008) to oversee construction at our plant site. We have also hired Deanna Eastman, the spouse of our President, Stephen K. Eastman, to provide various project administration and development duties. As plant construction progresses, we anticipate hiring additional employees as they are needed to assist in construction oversight and day-to-day management of the Company.
Item 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial, could impair our financial condition and results of operation.
Risks Relating to Our Business
We have no operating history and our business may not be as successful as we anticipate. Our plant is under construction and is not expected to be operational until the first quarter of 2009. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside our control. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.
Our financial performance is critically dependent on corn and natural gas prices, which are currently higher than historical averages resulting in decreased profitability for ethanol production facilities. Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. For example, increased production from new ethanol plants has resulted in increased demand for corn. This has resulted in higher prices for corn creating lower profits for ethanol plants. Additional factors affecting the price of corn include; farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.
Our financial performance is also significantly impacted by natural gas prices. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
As our plant nears completion, we expect to seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of derivative instruments. However, these instruments will also involve risks to our business. See “Risks Relating to Our Business — We expect to engage in derivative transactions and other price mitigation strategies which involve risks that could harm our business.”

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels recently experienced by the ethanol industry. Once our plant is operational, our gross margins will depend principally on the spread between ethanol and corn prices. Since the end of 2006, the price of ethanol has generally been declining and the cost of corn has been rising. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will likely continue to fluctuate. Any further reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.
Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.
Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income which would decrease our revenues and profitability.
Disruptions to infrastructure, or in the supply of fuel, natural gas or water, could materially and adversely affect our business. Our business will be critically dependent on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We expect to rely upon third parties to maintain the rail lines from our plant to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business.
Our business will also depend on the continuing availability of raw materials. The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy-intensive. Significant amounts of fuel and natural gas will be required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grains. A serious disruption in supplies of fuel or natural gas, including as a result of delivery curtailments to industrial customers due to extremely cold weather, or significant increases in the prices of fuel or natural gas, could significantly reduce the availability of raw materials at our plant, increase our production costs and could have a material adverse effect on our business.
Our ethanol plant will also require a significant and uninterrupted supply of water of suitable quality to operate. If there is an interruption in the supply of water for any reason, we may be required to halt production. If production is halted for an extended period of time, it could have a material adverse effect on our business.
We will depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability. We expect to sell most of the ethanol and distillers grains we produce through third party marketers, and if such marketers fail to competitively market our products or breach the respective marketing agreements, we could experience a material loss. Our financial performance may be dependent upon the financial health of the third party marketers, as a significant portion of our accounts receivable are expected to be attributable to our sales to these parties and their customers. If they fail to competitively market our products, we could experience a material loss and we may not have any readily available means to sell our ethanol and distillers grains. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and distillers dried grains feed products may result in less income from sales, reducing our revenue stream and our overall profitability.
We expect to engage in derivative transactions and other price mitigation strategies which involve risks that could harm our results. We will be exposed to market risks from changes in commodity prices. Exposure to commodity price risks results from our dependence on corn and natural gas in the ethanol production process. In an attempt to partially offset the effects of volatility of ethanol prices and corn costs, we may enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn requirements on a forward basis and also engage in other derivative transactions involving exchange-traded futures and options contracts from time to time.

There is no assurance that these activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn and natural gas prices. As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.
Derivative instruments themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.
These arrangements also will expose us to the risk of financial loss in situations where the other party to the contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the derivative instrument and the actual prices paid or received by us. Derivative instruments can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A position is often settled in the same time frame as the physical commodity is either purchased (corn) or sold (ethanol). These losses may be offset by a decreased cash price for corn and an increased cash price for ethanol. We do not assure you that we will not experience losses in the future due to these activities. We also intend to vary the amount of derivative transactions or other price mitigation strategies we undertake, and we may choose not to engage in derivative instrument transactions at all. As a result, our results of operations and financial position may be adversely affected by increases in the price of corn or decreases in the price of ethanol or unleaded gasoline.
Risks Related to the Production of Ethanol
The corrosive nature of ethanol makes it difficult to ship our products via pipelines; therefore, we expect to be heavily dependent on rail as our primary mode of transporting our product to distribution terminals. Ethanol is corrosive and absorbs water; therefore, it cannot be shipped in normal gasoline pipelines to blenders. Most ethanol producers instead ship ethanol by rail to distribution terminals, which then send the ethanol on a barge or truck to blenders. Increased production of ethanol has created a bottleneck between producers and blenders, and the rail system’s capacity is strained to meet demand. According to a study by the U.S. Department of Agriculture, almost 75% of new rail car orders are to transport ethanol. In addition, there is a backlog in rail tank car orders, which could discourage growth in the ethanol industry. Railroads are also facing pressure from increased corn production, and have found it difficult to meet the demand to transport the grain to storage facilities. If the nation’s rail system cannot keep pace with the production of ethanol and corn, we may be forced to lower the price at which we sell our ethanol and pay higher prices for rail cars in order to compete with other plants for access to transportation. The lack of rail infrastructure may prevent us from shipping our ethanol to target markets and may even cause our plant to slow or halt production. This could lead to a decrease in our profitability.
Our business is not diversified. Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol, we have no other line of business to fall back on. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.
The expansion of domestic ethanol production in combination with state bans on MTBE and/or state renewable fuels standards may place strains on destination terminal and blender infrastructure such that our ethanol cannot be marketed and shipped to the blending terminals that would otherwise provide us the best price advantages. If the volume of ethanol shipments continues to increase with the nation’s increased production capacity and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure and its capacity to transport ethanol such that our product cannot reach its target markets. In addition, ethanol destination terminals may not have adequate capacity to handle the supply of ethanol, and will have to quickly adapt by building more tanks to hold increased inventory before shipping ethanol to the blenders.

According to some industry insiders such as PRX Geographic, Inc., oil companies may be logistically unable to blend ethanol into gasoline at the pace at which ethanol is being produced; some refer to this as a “blend wall.” Many blending terminals may need to make infrastructure changes to blend ethanol instead of MTBE and to blend the quantities of ethanol that are being produced. A consultant to the Renewable Fuels Association stated that about 85% of the nation’s 400 to 500 gasoline terminals that blend ethanol are not equipped to take in rail cars. In addition, most gasoline blenders must install new tanks, pipes and pumps to handle ethanol. The relationship between ethanol producers and oil companies is a delicate one, and oil companies may view ethanol producers as competitors. Refineries may be unwilling to spend large amounts of capital to expand infrastructure, or may be disinclined to blend ethanol absent a legislative mandate to increase blending. If the blending terminals do not have sufficient capacity or the necessary infrastructure to make this switch, or are reluctant to make such large capital expenditures to blend ethanol, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.
Operational difficulties at our plant could negatively impact our sales volumes and could cause us to incur substantial losses. Our operations will be subject to labor disruptions, unscheduled downtime and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.
Moreover, our plant may not operate as planned or expected. Our plant will have a specified nameplate capacity which represents the production capacity specified in the applicable design-build agreement. The operation of our plant will be, however, subject to various uncertainties relating to our ability to implement the necessary process improvements required to achieve these increased production capacities. As a result, our plant may not produce ethanol and distillers grains at the levels we expect. In the event our plant does not run at its nameplate production capacity, our business, results of operations and financial condition may be materially adversely affected.
Risks Related to Ethanol Industry
Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices. In the past few years, the number of ethanol plants being developed and constructed in the United States has increased at a rapid pace, most likely motivated by the RFS that was initially created by the Ethanol Policy Act of 2005 and recently increased by the Energy Independence and Security Act of 2007. According to the Renewable Fuels Association, domestic ethanol production capacity has increased from 1.9 billion gallons per year on December 31, 2001 to an estimated 6.5 billion gallons as of December 31, 2007. The Renewable Fuels Association estimates that, as of January 23, 2008, approximately the domestic ethanol industry has the capacity to produce approximately 7.8 billion gallons per year, with an additional 6.2 million gallons per year of production capacity due to plants under construction or the expansion of current facilities. In addition, POET is planning to expand its ethanol production capacity by 327 million gallons per year, for a total of approximately 1.5 billion gallons of total capacity, and ADM is undergoing expansion to add 550 million gallons of ethanol production for approximately 1.62 billion gallons of total capacity upon completion. This clearly indicates their desire to maintain a significant share of the ethanol market.
Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. As these new plants begin operations, we expect domestic ethanol production to significantly increase. If the demand for ethanol does not grow at the same pace as increases in supply, the price for ethanol may continue to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits.
We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. We expect the newly increased RFS will further increase the number of domestic ethanol production facilities. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

Our ethanol plant will also compete with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.
Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified personnel to operate our ethanol plant. Our success depends in part on our ability to attract and retain competent personnel. We must hire qualified managers, operations and other personnel, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry is intense, and we may not be able to attract and retain qualified personnel. If we are unable to hire and retain productive and competent personnel, the amount of ethanol our plant will produce may be decreased and we may not be able to operate efficiently.
Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not thought to be sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled Outlook for Biomass Ethanol Production and Demand indicates that new conversion technologies may be developed in the future making cellulose-based ethanol a viable alterative to corn-based ethanol. Additionally, the Energy Independence and Security Act of 2007 has placed a cap on the amount of ethanol that may be produced using corn as a commodity mandating that while 36 billion gallons of ethanol must be sold or introduced into commerce annually by 2022, only 15 billion gallons may come from a corn-based process. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. It may not be cost-effective to convert the ethanol plant we are operating into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.
Consumer resistance based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce than it contributes may affect the demand for ethanol. Consumer resistance to the use of ethanol may affect the demand for ethanol. Certain individuals believe the use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe the use of ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.
The inability of retailers to obtain pump certifications and availability of flexible fuel vehicles for use by consumers could prevent retailers from selling E85, which could decrease the overall demand for ethanol and could adversely affect our ability to generate profits and our financial condition. The demand for E85 is driven by both the use of flexible fuel vehicles by consumers and by the availability of E85 at retail stations. Distributing E85 to consumers through retail stations depends, in part, on the ability of retailers to obtain quality certifications for E85 pumps. Recently, Underwriter’s Laboratories (“UL”), a private product-safety testing group suspended its approval of various internal component parts of E85 pumps and its issuance of E85 pump certifications pending its own research on the ability of various component parts to withstand the corrosive properties of ethanol. However, on October 16, 2007, UL announced the establishment of safety requirements for E85 fuel-dispensing equipment, and is currently accepting submittals for certification investigations. The establishment of safety requirements follows the completion of UL’s comprehensive research program to investigate potential safety concerns associated with dispensing highly concentrated ethanol-blended fuels. UL’s research indicated that although certain materials found in commercially available dispensers can be expected to perform acceptably when exposed to motor vehicle fuels blended with high concentrations of ethanol, some materials experienced significant deterioration during research tests. The new safety requirements address these material compatibility findings.

According to the National Ethanol Vehicle Coalition, there are currently about 6 million flexible fuel vehicles capable of operating on E85 in the United States, and 31 models from varying automakers will be available in 2008. Currently only a few automobile manufacturers are producing flexible fuel vehicles. Recently, Daimler-Chrysler, Ford and General Motors pledged to double annual production of vehicles capable of running on renewable fuels to approximately 2 million cars and trucks by 2010. However, this was only a pledge by the automakers. If the automakers do not actually increase production of flexible fuel vehicles, the lack of demand for E85 could significantly reduce the amount of ethanol we are able to sell.
The expansion of domestic ethanol production in combination with state bans on MTBE and/or state renewable fuels standards may place strains on related infrastructure such that our ethanol cannot be marketed and shipped to blending terminals that would otherwise provide us the best price advantages. If the volume of ethanol shipments continues to increase and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure such that our ethanol cannot reach its target markets. Substantial development of infrastructure by persons and entities outside our control will be required for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity to meet the expanding volume of ethanol shipments;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of and/or improvements to refining and blending facilities to handle ethanol instead of MTBE; and

•	growth in the fleet of flexible fuel vehicles capable of using E85 fuel.
The expansion of the above infrastructure may not occur on a timely basis, if at all, our operations could be adversely affected by infrastructure disruptions. In addition, lack of or delay in infrastructure expansion may result in an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.
Competition from major oil companies may prevent the expansion of ethanol use and blending of gasoline and ethanol, as the oil industry may see ethanol as a threat to its market power. The ethanol industry is dependent upon oil companies to blend ethanol with gasoline at their refineries. Blenders receive a tax credit of 51 cents for every gallon of ethanol blended into gasoline. According to the Renewable Fuels Association, despite this tax credit, the oil industry is lobbying against any new legislative mandates for blending ethanol. In addition, the Renewable Fuels Association believes that oil companies have resisted installing E85 pumps at retail fueling stations that they own or lease. As a result, automakers are experiencing frustration from blocked plans for more E85 pumps as they pledged to make flexible fuel vehicles comprise half of all new vehicle sales by 2012. It is possible that oil refineries will only blend the amount of ethanol that they are required to blend because ethanol competes with gasoline at the pumps. Excess ethanol production capacity may result if oil companies are unwilling to blend more than the RFS mandates. If our competitors in the oil industry are able to prevent the expansion of renewable fuels mandates, refuse to blend the increased capacity of ethanol produced at new and existing plants or prevent the expansion of ethanol use, it may affect our ability to sell our ethanol and adversely affect our results of operations and financial condition.

Risks Related to Regulation and Governmental Action
Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Federal ethanol supports, such as the RFS, help support a market for ethanol that might disappear without this incentive; as such, a waiver of RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business.
Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or will have all permits required to operate our business. We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
Item 2. DESCRIPTION OF PROPERTY.
We purchased approximately 350 acres of land for our plant site in spring 2007 for approximately $3,500,000. We have an option to purchase an additional small parcel of land adjacent to our plant site, and we anticipate exercising that option by spring 2008.
We selected our plant site because of the its close proximity to rail service and access to natural gas supplies capable of meeting plant consumption needs. The site is near the Iowa, Chicago & Eastern (“IC&E”) Railroad, and is also near the intersection of Iowa Highway 18, a paved east/west highway and Iowa Highway 63, a paved divided north/south highway. This location provides us access to Interstate 35, which is approximately 35 miles west of our proposed plant site, and Interstate 80, which is approximately 40 miles south of our proposed plant site.
Once our plant is complete, we expect that it will consist of the following buildings:
•	A processing building, which contains processing equipment, laboratories, control room and offices;

•	A grain receiving and shipping building, which contains a control room and 1st and 2nd level mezzanines;

•	A mechanical building, which contains maintenance offices, storage and a welding shop; and

•	An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.
We also expect that the plant will include a fermenter walkway, gas dryer, evaporator and storage facilities for ethanol and distiller grains. We also plan to construct additional improvements, such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Home Federal Savings Bank, which is described below under “Item 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”

Item 3. LEGAL PROCEEDINGS.
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
As of December 31, 2007, we had 91,445 units outstanding. There is no public trading market for our units.
However, on February 5, 2008, we established a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board consists of an electronic bulletin board on our website that provides a list of interested buyers and a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically effect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting transactions beyond approval, as required under our Operating Agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our Unit Trading Bulletin Board, we do not characterize Homeland Energy Solutions as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.
There are detailed timelines that must be followed under the Unit Trading Bulletin Board rules and procedures with respect to offers and sales of membership units, with which all transactions must comply. In addition, all transactions must comply with our Operating Agreement, and are subject to approval by our board of directors. Because we only recently established the Unit Trading Bulletin Board, we do not have any meaningful information regarding unit transactions to report.
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause Homeland Energy Solutions to be deemed a publicly traded partnership.
We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”
We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-135967). The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-135967) effective on November 30, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors offered and sold the units on a best efforts basis without the assistance of an underwriter. We did not pay these officers or directors any compensation for services related to the offer or sale of the units.

We registered a total of 110,000 units at $1,000 per unit for an aggregate maximum gross offering price of $110,000,000. The registered offering closed on November 30, 2007. We issued a total of 88,595 units in the registered offering, for an aggregate amount of $88,595,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company. Pursuant to our prospectus, all subscription payments from the offering were deposited in an escrow account.
The following is a breakdown of units registered and units sold in the offering:

Amount	Aggregate price of the amount		Aggregate price of the
Registered	registered	Amount Sold	amount sold
110,000	$110,000,000	88,595	$88,595,000
Our total expense related to the registration and issuance of these units was approximately $347,000, which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in October 2007. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $1,325,000 we raised in seed capital, after deduction of expenses were approximately $89,920,000. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (November 30, 2006) through our fiscal year ended December 31, 2007:

Plant Construction(1)	$24,300,000
Financing Costs(2)	$1,173,000
Real Estate Purchases and Land Improvements(3)	$8,000,000
Repayment of Indebtedness(4)	$4,900,000
Other Expenses(5)	$365,000

Total	$38,738,000

(1)	This includes approximate expenses incurred as of December 31, 2007 for plant construction, rail infrastructure engineering and development, and other miscellaneous equipment and construction costs.

(2)	We incurred approximately $1,173,000 in a bank origination/loan fees for our senior debt financing and Bridge Loan.

(3)	We have paid approximately $3,500,000 to purchase the land for our plant site and approximately $4,500,000 to improve the land as of December 31, 2007.

(4)	We incurred approximately $4,900,000 for the repayment of our bridge loan.

(5)	This includes payments to director Patrick Boyle pursuant to a Project Development Agreement with Homeland Energy Solutions.
All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units, except for the payment to Patrick Boyle.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
This report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of the plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” This may occur as a result of many factors, including those set forth in Item 1A, “Risk Factors.” The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.

Overview
Homeland Energy Solutions, LLC is an Iowa limited liability company. It was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year (MGY) natural-gas powered ethanol plant to be located in Chickasaw County, Iowa. In addition, the Company intends to produce and sell distillers grains as co-products of ethanol production.
We are financing the development and construction of our ethanol plant with a combination of equity and debt proceeds. We previously issued and sold 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds, and we closed our registered offering with the Securities and Exchange Commission (“SEC”) on November 30, 2007. We issued and sold a total of 88,595 membership units in the registered offering for a total of $88,595,000 in offering proceeds.
We also secured our senior debt financing on November 30, 2007, which consists of (i) a Construction Loan in an amount not to exceed $94,000,000 (of which up to $20,000,000 may be converted into a Term Revolving Loan upon start-up of operations); and (ii) a Revolving Line of Credit Loan in an amount not to exceed $6,000,000. We plan to finance the development and construction of our ethanol plant with our combination of equity and debt proceeds. Our total project cost is approximately $173,860,000.
The construction of our ethanol plant by our design-builder, Fagen, Inc., began shortly after the close of our registered offering and senior debt financing in November, 2007. Construction is progressing substantially on schedule, with minor delays due to the extreme cold temperatures we faced in December 2007 and January 2008. To date, all road ways into and internally in the plant have been completed to grade with the sub overlay complete. Approximately 80% of the excavation for the plant has been completed, with the areas remaining being the grading for the administration building and the rail grading. In addition, we estimate that the tank construction for the fermentation area is about 25% complete, and the concrete for our process building is currently being poured. We anticipate that construction will be complete in the first quarter of 2009. As of the close of our fiscal year on December 31, 2007, we were still in the development phase and had generated no revenue.
As construction of our ethanol plant progresses, we plan to continue to explore our options for incorporating a coal gasification energy center into our plant as an alternative to natural gas as our energy source. Construction of such an energy center would require significant additional funds, either through additional equity, debt financing or a combination of both. We currently estimate that the cost to construct the energy center would be approximately $64,500,000, which would bring our total project cost to approximately $238,485,000. This estimate would be subject to change in light of the then current cost of coal, market conditions, construction costs, or the structure of the financing system. We do not have any agreements in place for the financing of a coal gasification energy center and there is no guarantee that we will be able to enter into any such agreements in the future.
As of the close of our fiscal year on December 31, 2007, we were still in the development phase, and had generated no revenue. Since we had not yet become operational as of the end of our fiscal year, we do not yet have comparable income, production or sales data.
Plan of Operations for the Next 12 Months
We plan to spend the next 12 months focused on (1) project development, plant construction and preparing for start-up of our operations; and (2) exploration and capitalization of a possible coal gasification energy center as an alternative energy source to natural gas. Due to our successful registered offering and debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project with natural gas as our energy source, including, but not limited to additional land acquisition, site development, utilities, construction and equipment acquisition. However, in the event we do not have sufficient cash from our registered offering and debt financing to fund the foregoing, we may seek additional equity and/or debt financing to complete project capitalization. We estimate that the total project cost to construct the plant utilizing natural gas as an energy source will be approximately $173,860,000.

In the event that we determine to install a coal gasification energy center as an alternative source of energy to natural gas, we will have to seek additional equity and/or debt financing to fund the construction of the energy center. We estimate that the cost of the energy center would be approximately $64,500,000, which could change due to the cost of coal, construction costs, and our financing structure or other market conditions.
Project Capitalization
Equity Financing
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
We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2, which became effective on November 30, 2006 and closed on November 30, 2007. We issued 88,595 units in the registered offering, for an aggregate amount of $88,595,000.
Bridge Loan
In March 2007, we entered into a Promissory Note and Business Loan Agreement (the “Bridge Loan”) with Home Federal Savings Bank establishing a credit facility for interim financing in the amount of approximately $4,900,000 to allow us to purchase the majority of the land for our plant site. The Bridge Loan was secured by a mortgage and assignment of rents for the land, as well as our deposit account with a balance of $614,000. The guarantee provided by the deposit account subsequently expired and certain directors of the Company personally guaranteed the Promissory Note. In addition, one of our subscribers pledged $2,000,000 as collateral for the loan. On November, 16, 2007, we repaid the Bridge Loan in full and the $2,000,000 collateral was released in exchange for 2,000 of our membership units.
Senior Debt Financing
On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility for the construction of our plant. The Master Loan Agreement provides for (i) a Construction Loan in an amount not to exceed $94,000,000 (of which up to $20,000,000 may be converted into a Term Revolving Loan at start-up of operations); and (iii) a Revolving Line of Credit Loan in an amount not to exceed $6,000,000 (the foregoing collectively referred to as the “Loans”).
Under the terms of the Construction Loan, Home Federal agreed to lend us up to $94,000,000 for our project costs at an interest rate equal to the LIBOR rate plus 350 basis points. A portion of the Construction Loan will eventually be converted into a Term Loan and a Term Revolving Loan, at which point the balance of the Construction Loan not being converted will be due.
Home Federal agreed to convert up to $74,000,000 of the Construction Loan into a Term Loan 60 days after the earlier of May 1, 2009 or the date that a completion certificate stating that our plant is completed and that the processing equipment and fixtures are fully operational. We will make monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later. Beginning in the seventh month after conversion, we will make equal monthly principal payments in the amount of $616,666.67 plus accrued interest. All unpaid principal and accrued interest on the Term Loan that was so converted will be due on the fifth anniversary of such conversion.
We will have the right to convert up to 50% of the Term Loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five-year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Home Federal and us. The remaining converted portion will bear interest at a rate equal to the LIBOR rate plus 325 basis points.
A maximum of $20,000,000 of the Construction Loan may be converted into a Term Revolving Loan. Interest on the Term Revolving Loan will accrue interest at a rate equal to the LIBOR rate plus 325 basis points. Home Federal has agreed to make advances on this Term Revolving Loan; however, such advances must be after the conversion and for a minimum of $50,000.

As a condition precedent to the conversion of any portion of the Construction Loan into the Term Loan and Revolving Term Loan, we must have executed marketing agreements for all ethanol and distillers grains and provided Home Federal with collateral assignments of all such agreements. In addition, we must obtain Home Federal’s approval in the event we become aware of any change in the approved project costs that will increase our total project cost in excess of $50,000.00. Home Federal has the right to order that work on the project be stopped and may withhold disbursements if construction departs from the approved plans and specifications or sound building practices.
We also agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit. Interest on the Revolving Line of Credit Loan will accrue at a rate equal to the LIBOR rate plus 325 basis points. The Revolving Line of Credit Loan expires 364 days after the conversion date, which is 60 days after the earlier of May 1, 2009 or the date that a completion certificate stating that our plant is completed and executed by the appropriate parties as specified in the Master Loan Agreement. There may be advances under the Revolving Line of Credit Loan; however, such advances must be for a minimum of $50,000.
In connection with the Master Loan Agreement, we executed a mortgage in favor of Home Federal creating a senior lien on our real estate and our plant, including an assignment of all rents and leases to our property. Additionally, we granted Home Federal a security interest in all personal property located on our real estate. Finally, we granted a security interest in our government permits for the construction of the project and all reserves, deferred payments, deposits, refunds, cost savings and payments of any kind relating to the construction of our plant. Therefore, if we attempt to change any plans and specifications for the project from those that were approved by Home Federal that might adversely affect the value of Home Federal’s security interest and have a cost of $25,000.00 or greater, we must obtain Home Federal’s prior approval.
In addition, during the terms of the Loans, we will be subject to certain financial covenants including requirements regarding working capital, minimum tangible net worth and maximum debt coverage ratios. Failure to comply with protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees, charges or penalties. Upon the occurrence of an event of default or an event which will lead to our default under the Loans, Home Federal may, upon notice, terminate its commitment to loan funds and declare the entire unpaid principal balance of the Loans, plus accrued interest, immediately due and payable.
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

The requirements mentioned above have not yet been met and it is possible that we will not meet one or more of those requirements. If we fail to meet these criteria, we will be ineligible for the tax abatement under the High Quality Jobs program. We are currently negotiating the necessary agreements with the County of Chickasaw for our tax abatement under this program.
We have received a grant from the Iowa Corn Promotion Board in the amount of $25,000 for the preparation of our feasibility study and legal fees during our equity drive. In addition, we have received a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPFAP”).
We plan to investigate additional sources of financing in the event that we determine to construct a coal gasification energy center as an alternative source of power to natural gas. See “Plan of Operations Regarding Coal Gasification.”
Site Development and Construction Activities
As of the date of this report, we estimate that 80% of the dirt work at our plant site by JB Holland Construction, Inc. is complete, with the remaining areas being the administration building site and the rail grading, which will be completed as soon as weather permits this spring. Construction of the plant by Fagen, Inc. is progressing substantially on schedule, with minor delays due to the extreme winter weather conditions experienced in the recent winter months. We anticipate making up for these delays this spring through additional hours by our design-builder, Fagen, Inc. We expect the plant to be complete in the first quarter of 2009; however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to commence operations at the plant by that time.
As of the date of this report, all roadways into and internally in the plant site have been completed. In addition, we have begun to pour concrete foundations for the process building, and a domestic well is complete, with production wells approximately 50% complete. Under our Design-Build Agreement with Fagen, Inc., we have various “owner responsibilities,” which we plan to address in February and March of 2008 in order to avoid any delays in equipment or raw material.
Design-Build Agreement with Fagen, Inc.
On July 18, 2007, we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of our ethanol plant (the “Design-Build Agreement”) as well as a First Amendment to the Design-Build Agreement (the “First Amendment”). Fagen, Inc, will design and build the plant using ICM, Inc., technology. Under the First Amendment, we agreed to pay Fagen, Inc. a contract price of $120,000,000, of which $1,800,000 was to be financed by Fagen in the form of a progress payment credit. However, on November 29, 2007, we entered into a Second Amendment to the Design-Build Agreement (the “Second Amendment”), pursuant to which Fagen, Inc. will no longer finance $1,800,000 of the contract price in the form of a progress payment. The Second Amendment was executed because the need for the progress payment credit was no longer necessary based on our revised natural gas budget of $173,860,000 rather than $238,485,000, which was based on utilizing coal gasification.
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
Natural Gas Pipeline Construction and Connection
Our proposed site does not have an existing gas line to supply natural gas to our plant. To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline from the Alliance interstate natural gas pipeline, located near the property, will be necessary. We have entered into a non-binding letter of engagement with Cornerstone Energy, Inc. (“Cornerstone”) pursuant to which Cornerstone would provide Homeland Energy with the necessary natural gas procurement to power the plant.
Some of Cornerstone’s services may include preliminary physical data gathering, determination of the closest proximity of viable and optimum transmission source, construction of the fuel line, negotiation of pipeline “tap” fees, supplying the plant with and/or negotiating the procurement of natural gas commodity, and the development of a comprehensive risk management plan targeted at mitigating natural gas price volatility and maintaining profitability. In exchange for these services, we would pay Cornerstone the supply cost of natural gas based on the Ventura index plus $.5126 per MMBtu. Additional fees may apply for fuel and commodity transportation costs and other additional services.
Cornerstone has been negotiating on our behalf with Alliance Pipeline, L.P. and Northern Natural Gas for an interconnection agreement to either Alliance’s or Northern Natural Gas’s interstate pipelines. We anticipate entering into an agreement with either Alliance or Northern Natural Gas for the interconnection, as well as a definitive agreement with Cornerstone for the construction of our pipeline and procurement of our natural gas in the coming weeks.
Rail Design and Construction
We have engaged Transystems to prepare plans, details and specifications for our rail infrastructure for the transportation of our ethanol from our plant. Transystems fees for these services are $91,000. Transystems work is ongoing as of the date of this report. We expect to begin the grading for our rail infrastructure in spring 2008 as soon as weather allows.
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulation and we have obtained the required environmental permits to commence construction of the plant. We will be required to obtain additional permits and have various plans in place prior to the start-up of operations. We anticipate that Fagen, Inc. and ICM, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general compliance. In addition, we have retained Air Resource Specialists, Inc. to provide consulting services to obtain the various environmental permits necessary prior to start-up of operations. Consequently, we do not anticipate a problem receiving our remaining required environmental permits. However, if for any reason any of these permits are not granted, production at our plant may be delayed or discontinued and you may lose some or all of the value of your investment. The following is a summary of the permits that we have received as of the date of this report and those permits and plans that will be required prior to start-up of operations:

Environmental Permits Obtained as of the Date of this Report:
•	Construction Air Permit

•	Construction Site Storm Water Discharge Permit
Environmental Permits and Plans yet to be Obtained or Developed that must be in Place Prior to the Start of Operations:
•	Title V Operating Air Permit

•	Waste Water Discharge Permit

•	New Source Performance Standards

•	Storm Water Discharge Permit and Storm Water Pollution Prevention Plan (SWPPP Permits)

•	Spill Prevention, Control and Countermeasures Plan

•	High Capacity Well Permit

•	Alcohol Fuel Producer’s Permit

•	Risk Management Plan
Plan of Operations Regarding Coal Gasification
As construction of our ethanol plant progresses, we plan to continue to explore our options for incorporating a coal gasification energy center into our plant as an alternative to natural gas as our energy source. Given the recent increases in the price of natural gas, our management believes it may be in our best interests to install a coal gasification energy system to power the plant. This option would allow us to operate on both natural gas and coal gasification. However, we may decide to postpone implementation until we have a history of operations and can use earnings from plant operations to help finance the cost; however, there is no assurance or guarantee that we will generate sufficient earnings to undertake this project.
Energy Center Capitalization
Construction of such an energy center would require significant additional funds, either through additional equity, debt financing, grants or a combination of those sources of funds. We currently estimate that the cost to construct the energy center would be approximately $64,500,000, which would bring our total project cost to approximately $238,485,000. This estimate is subject to change in light of the current cost of coal, market conditions, construction costs, or our financing structure.
We have received a $40,000,000 loan guarantee from the United States Department of Agriculture (“USDA”) under the Rural Energy Program. This guarantee is contingent upon the construction of a coal gasification energy center at our plant. If we determine to install a coal gasification energy center, we plan to use the guarantee to attract additional debt financing to help fund the energy system.
We also plan to apply to the Iowa Power Fund for approximately $8,000,000 in funds to help finance the construction of a coal gasification energy center. The Iowa Power Fund is a $100,000,000 state fund with the purpose of expanding Iowa’s renewable energy industry and research and development of new technologies around the renewable fuels industry. The fund created an Office of Energy Independence governed by a board, which will evaluate applications and award funds to renewable energy projects in the state of Iowa. The Iowa Power Fund will distribute $25,000,000 to projects in 2008 and an additional $75,000,000 over the next three years. There is no guarantee that we will receive all $8,000,000 in funds that we intend to apply for and it is possible that we will not receive any award from the Iowa Power Fund.

Potential Joint Venture with EPIC
We have been in negotiations with Econo Power International Corporation (“EPIC”) regarding a possible joint venture for the construction/operation of a coal gasification energy center. On December 3, 2007, we entered into a Coal to Fuel Conversion Agreement with Homeland Gasification, LLC (“Homeland Gas”), an entity to be formed by Homeland Energy and EPIC. We expect to be joint owners of Homeland Gas with EPIC. Under the anticipated joint venture, Homeland Gas would construct a coal gasification facility that would utilize EPIC technology to convert coal to fuel gas to provide process energy for our plant. Both EPIC and Homeland Energy would contribute funds to finance the construction of the energy center.
However, there are a number of contingencies in place which must be satisfied before Homeland Gas’s obligations arise under the Coal to Fuel Gas Conversion Agreement, such as (1) the receipt of all of the necessary licenses, permits and other approvals required for the construction, operation and maintenance of the facility; (2) the execution of a financing document with a lender for the construction of the coal gasification facility; (3) the execution of a construction contract for the facility; (4) funding of Homeland Gas; (5) the execution of a coal supply contract and the construction of a coal hub; (6) execution of an ethanol plant construction contract; (7) approval of Homeland Energy’s rail design; and (8) approval of Homeland Energy’s Board of Directors. In the event that all of the foregoing conditions are not met by March 31, 2008, then either we or Homeland Gas may terminate the Coal Conversion Agreement upon 10 days written notice. However, we will be obligated to pay $10,000 to Homeland Gas for engineering and project development costs. As of the date of this report, we do not have any agreements in place for the financing or construction of a coal gasification energy center and there is no guarantee that we will be able to enter into any such agreements in the future.
Coal Supply
Coal fueled facilities of this scale would require a continuous and large supply of coal. The transportation, handling and storage costs of such material may not be cost-effective. We have given COALTRADE, LLC authority to negotiate on our behalf the delivery of coal into our facility and to use a potential coal distribution center at the plant should we determine to install a coal gasification energy center. However, we do not have a definitive agreement with any supplier of coal and we do not know if it is possible to use coal without incurring significant operational and regulatory costs. If we decide to use coal, there may be significant environmental risks that may require us to install additional safety precautions.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
If we are able to build the plant and begin operations, we will be subject to industry-wide factors, trends and uncertainties that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible changes in legislation at the federal, state and/or local level; possible changes in federal ethanol tax incentives; and the cost of complying with extensive environmental laws that regulate our industry.
We expect ethanol sales to constitute the bulk of our future revenues. Due to the increase in the supply of ethanol from the significant number of ethanol plants that have recently commenced operations or expanded their production capacity, we do not expect ethanol prices to increase from current price levels in the long term. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
Increased ethanol production has led to increased availability of distillers grains, which has resulted in a larger supply. Continued increased supply of dried distillers grains on the market from other plants could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our revenues.

Trends and Uncertainties Impacting the Corn, Natural Gas and Coal Markets and Our Future Cost of Goods Sold
We expect that our costs of our goods will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We anticipate that we will grind approximately 2,750,000 bushels of corn each month. On January 11, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.07 billion bushels, which is 24 percent larger than the 2006 corn crop. Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007. We expect corn prices to remain at current price levels well into 2008. Any increases in corn prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. We intend to attempt to use hedging strategies to minimize our exposure to corn price movements; however, there is no guarantee or assurance that our hedging strategies will be effective.
Natural gas will also be an important input commodity to our manufacturing process. We anticipate our natural gas usage will be approximately 275,000 million British thermal units (mmBTU) per month. We plan to use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that helps us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. The most recent declines in natural gas values are attributed to an increased volume of stored natural gas in the United States market. The following table from the Energy Information Administration website on January 29, 2008, shows the United States’ Average Consumer Price of Natural Gas in dollars per thousand cubic feet and dollars per cubic meter.
We would expect the natural gas market to continue to be a volatile market with demand that continues worldwide. We plan to secure an energy consultant for our natural gas, and will work with them on an ongoing basis to mitigate our exposure to volatile gas prices.
Liquidity and Capital Resources
Financial Results
As of our fiscal year ended December 31, 2007, we have total assets of approximately $110,429,000 consisting primarily of cash, cash equivalents, construction in progress and land. We have current liabilities of approximately $18,377,000 consisting primarily of accounts payable and notes payable. Total members’ equity as of December 31, 2007, was approximately $91,867,000. Since our inception through our fiscal year ended December 31, 2007, we have generated no revenue from operations. For the fiscal year ended December 31, 2007 and the period from inception to December 31, 2007, we had net income of approximately $2,438,000 and $2,294,000, respectively, primarily from interest earned on our escrow account.

We expect to be able to satisfy our cash requirements for the next 12 months using our equity financing, senior credit facility, and grant funds. We may conduct an offering of our units in the future for the purpose of funding a coal gasification energy center, but we do not expect to have to raise additional funds within the next 12 months to complete construction of our plant utilizing natural gas as our energy source.
Estimated Sources of Funds
The following schedule sets forth our estimated sources of funds to build and fund the start-up operations of our proposed ethanol plant near New Hampton, Iowa.
We have issued 88,595 units in our registered offering for an aggregate amount of $88,595,000. We have released the funds from our escrow account and have begun construction of the plant. The following schedule sets forth our estimated sources of funds to build the ethanol plant to be located near New Hampton, Iowa. This schedule could change in the future depending on whether we receive additional grants or debt financing.

Sources of Funds		Percent
Seed Capital Proceeds (1)	$1,325,000	0.71%
Unit Proceeds (2)	$88,595,000	47.44%
Senior Debt Financing (3)	$94,000,000	50.34%
Interest on Unit Proceeds (4)	$2,820,000	1.51%

Total Sources of Funds (5)	$186,740,000	100.00%

(1)	We have issued a total of 2,850 units to our founders and seed capital investors in previous private placement offerings in exchange for proceeds of $1,325,000.

(2)	As of the close of our registered offering on November 30, 2007, we issued 88,595 membership units.

(3)
We have entered into a definitive agreement with Home Federal Savings Bank for a Construction Loan of up to $94,000,000 of which up to $20,000,000 may be converted into a Term Revolving Loan upon start-up of operations. At that time we will also have available to us a Revolving Line of Credit Loan in an amount not to exceed $6,000,000.

(4)	As of December 31, 2007, we had earned approximately $2,820,000 in interest on escrow account prior to and the money market account after, the release of our unit proceeds from escrow.

(5)
Our total sources of funds is expected to be sufficient to cover our estimated project cost of $173,860,000 as well as to cover the $10,000,000 debt service reserve that we are required to maintain under our senior debt financing with Home Federal Savings Bank.

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

We still plan to pursue various options for incorporating coal gasification into the project at a future date. For example, we have received at $40,000,000 loan guarantee under the USDA Rural Energy Program, which is contingent upon our construction and use of coal gasification rather than natural gas to power our plant. If we go forward with coal gasification, we plan to use the guarantee to attract additional debt financing to help fund the coal gasification energy center. In addition, it is possible that we may work out a financing structure with our anticipated coal gasification energy center contractors to allow us to incorporate coal gasification into our project. If we are successful in incorporating coal gasification into our project and depending on how the financing for the energy center is structured, we anticipate that our project cost would increase to approximately $238,485,000. The increase in cost would be due to the additional engineering, design and construction costs to build the energy center, which could total $64,500,000 or more.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$120,225,000	69.15%
Land cost	3,500,000	2.01%
Site development costs	5,670,000	3.26%
Pipeline costs	4,000,000	2.30%
Construction contingency	2,220,000	1.28%
Construction insurance costs	380,000	0.22%
Construction manager fees	125,000	0.07%
Administrative building	1,020,000	0.59%
Office equipment	85,000	0.04%
Computers, Software, Network	175,000	0.10%
Rail Infrastructure	11,000,000	6.33%
Rolling stock	500,000	0.29%
Fire Protection, water supply and water treatment	3,500,000	2.01%
Capitalized interest	4,000,000	2.30%
Start up costs:
Financing costs	1,200,000	0.69%
Organization costs (1)	1,400,000	0.80%
Pre production period costs	950,000	0.56%
Working capital	7,000,000	4.03%
Inventory — corn	2,660,000	1.53%
Inventory — chemicals and ingredients	500,000	0.29%
Inventory — Ethanol	2,500,000	1.43%
Inventory — DDGS	500,000	0.29%
Spare parts — process equipment	750,000	0.43%

Total	$173,860,000	100.00%

(1)	Includes estimated offering expenses of $347,000.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles, such as estimates related to construction in progress. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
Employees
As of the date of this report, we do not have any full-time employees, but we have hired two individuals on an independent contractor basis. We have hired a construction manager, Mark W. Zuehlke, through a local union for a term of 10 months (August 2007 — May 2008) to oversee construction at our plant site. We have agreed to pay the construction manager approximately $6,668 in monthly in wages and approximately $2,374 per month to the union for our construction manager’s benefits. We have also hired Deanna Eastman, the spouse of our President, Stephen K. Eastman, to provide various project administration and development duties. As of December 31, 2007, Ms. Eastman was paid approximately $46,400 in exchange for these services.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of
Homeland Energy Solutions, LLC
New Hampton, Iowa
We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC as of December 31, 2007 and 2006, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2007 and the two months ended December 31, 2006 and for the period from inception (December 7, 2005) to October 31, 2006 and for the period from inception (December 7, 2005) to December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, and the two months ended December 31, 2006 and for the period from inception (December 7, 2005) to October 31, 2006 and for the period from inception (December 7, 2005) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Sioux Falls, South Dakota
February 22, 2008
PEOPLE.    PRINCIPLES.   POSSIBILITIES.

www.eidebailly.com
200 E. 10th Street, Suite 500 z PO Box 5125 z Sioux Falls, South Dakota 57117-5125 z Phone 605.339.1999 z Fax 605.339.1306 z EOE

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
BALANCE SHEETS

	12/31/2007	12/31/2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$64,986,226	$357,709
Certificate of Deposit	—	614,488
Attorney escrow account	527	224
Accrued Interest Receivable	—	3,992
Prepaid offering costs	—	223,763
Prepaid expenses	277,746	20,104

Total current assets	65,264,499	1,220,280

PROPERTY AND EQUIPMENT, at cost
Land	3,556,482	—
Equipment	23,816	23,816
Construction in progress	40,044,456	—
Less accumulated depreciation	(4,089)	(293)

	43,620,665	23,523

OTHER ASSETS
Loan fees, net of amortization $52,459	1,120,513	—
Other assets	423,665	13,611

	1,544,178	13,611

Total Assets	$110,429,342	$1,257,414

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,978,172	$95,317
Accounts payable, related parties	66,400	—
Retainage payable	3,592,124	—
Rejected subscriptions payable	7,500,000	—
Accrued interest related to rejected subscriptions	217,164	—
Property tax payable	5,836	—
Payroll tax payable	2,458	—
Current portion of long term liabilities	15,000	—

Total current liabilities	18,377,154	95,317

COMMITMENTS AND CONTINGENCIES (NOTE 7)

LONG TERM LIABILITIES
Notes payable	200,000	—
Current portion of long term liabilities	(15,000)	—

	185,000	—

MEMBERS’ EQUITY
Capital units, less syndication costs	89,558,501	1,305,893
Equity (deficit) accumulated during development stage	2,308,687	(143,796)

Total members’ equity	91,867,188	1,162,097

Total liabilities and members’ equity	$110,429,342	$1,257,414

See Notes to the Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Two months	From inception	From inception
	Year Ended	ended	(12/7/05) to	(12/7/05) to
	12/31/07	12/31/06	10/31/06	12/31/07

OPERATING REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
Professional expenses	290,353	6,399	70,998	367,750
Engineering & design	—	6,031	12,621	18,652
Feasibility studies	17,000	—	67,750	84,750
Filing fees/permits	11,305	—	11,770	23,075
Land options	—	—	1,650	1,650
Insurance	21,757	1,540	—	23,297
Office Expense	8,397	6,567	—	14,964
Depreciation	3,796	293	—	4,089
Amortization	390	—	—	390
Rent	3,625	600	—	4,225
Utilities	6,459	71	—	6,530
Property tax	341	—	—	341
Miscellaneous expenses	2,216	707	734	3,657

Total Expenses	365,639	22,208	165,523	553,370

OTHER INCOME
Interest income	2,787,081	7,965	25,095	2,820,141
Crop income	2,673	—	—	2,673
Grant income	14,125	—	10,875	25,000

Total Other Income	2,803,879	7,965	35,970	2,847,814

Net income (loss) during development stage	$2,438,240	$(14,243)	$(129,553)	$2,294,444

Basic and Diluted income (loss) per capital unit	$134.09	$(5.00)	$(63.26)

Basic and Diluted weighted average capital units O/S	18,184	2,850	2,048

See Notes to the Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Two months	From inception	From inception
	Year Ended	ended	(12/7/05) to	(12/7/05) to
	12/31/07	12/31/06	10/31/06	12/31/07
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) during development stage	$2,438,240	$(14,243)	$(129,553)	$2,294,444
Depreciation and Amortization	4,186	293	—	4,479
Write off land options	—	—	1,650	1,650
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities
Increase in other current assets	(253,953)	(10,549)	(13,772)	(278,273)
Increase (decrease) in accounts payable	92,230	(14,406)	73,539	187,547
Increase in other current liabilities	225,458		—	225,458

Net cash provided by (used in) operating activities	2,506,161	(38,905)	(68,136)	2,435,305

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of certificate of deposit	614,488	600,000	—	1,214,488
Purchase of certificate of deposit	—	(614,488)	(600,000)	(1,214,488)
Payments for construction in progress	(29,646,752)	—	—	(29,646,752)
Purchase of equipment	—	(23,816)	—	(23,816)
Purchase of land	(3,554,519)	—	—	(3,554,519)
Payments for other assets	(393,891)			(393,891)
Purchase of land options	(18,126)	(484)	(14,777)	(33,387)

Net cash used in investing activities	(32,998,800)	(38,788)	(614,777)	(33,652,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	4,883,540	—	—	4,883,540
Payments on short-term borrowing	(4,883,540)	—	—	(4,883,540)
Proceeds from long-term borrowing	200,000	—	—	200,000
Payments for origination fees on long-term borrowing	(1,150,000)	—	—	(1,150,000)
Payments for offering costs	(23,844)	(43,019)	(144,559)	(247,607)
Contributed capital	88,595,000	—	1,325,000	89,920,000
Proceeds from rejected subscription funds	7,500,000	—	—	7,500,000
Payments for syndication costs on capital units issued	—	—	(19,107)	(19,107)

Net cash provided by (used in) financing activities	95,121,156	(43,019)	1,161,334	96,203,286

Net change in cash	64,628,517	(120,712)	478,421	64,986,226

CASH AND CASH EQUIVALENTS
Beginning of period	357,709	478,421	—	—

End of period	$64,986,226	$357,709	$478,421	$64,986,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$210,422	$—	$—	$210,422

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES
Accounts payable related to construction in progress	$6,776,483	$—	$—	$6,776,483

Accounts payable related to prepaid offering costs	$80,542	$36,184	$—	$80,542

Retainage payable related to construction in progress	$3,592,124	$—	$—	$3,592,124

Interest capitalized	$210,422	$—	$—	$210,422

Loan fee amortization capitalized	$52,069	$—	$—	$52,069

See Notes to the Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the period from December 7, 2005 (Date of Inception) to October 31, 2006,
two months ended December, 31 2006 and for the year ended December 31, 2007

Total

Balance — December 7, 2005	$—
Capital contributions for 600 units at $333.33 per unit	200,000
Capital contributions for 2,250 units at $500 per unit	1,125,000
Syndication and offering costs	(19,107)

1,305,893

Net loss during the period from inception to October 31, 2006	(129,553)

Balance — October 31, 2006	$1,176,340

Net loss for two months ended December 31, 2006	(14,243)

Balance — December 31, 2006	$1,162,097

Capital contributions for 88,595 units at $1,000 per unit	88,595,000
Syndication and offering costs	(328,149)

89,428,948

Net income for year ended December 31, 2007	2,438,240

Balance — December 31, 2007	$91,867,188

See Notes to the Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Notes to Financial Statements
1. Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) to be located in Chickasaw County, was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the company intends to produce and sell distillers dried grains as byproducts of ethanol production. Preliminary site preparation has been completed and construction began in November 2007. As of December 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational activities, construction activities and project feasibility activities.
2. Summary of Significant Accounting Policies
Fiscal Reporting Period
The Company has a fiscal year ending on December 31.  On January 31, 2007 the year end was changed from October 31 to December 31. Because of the change in fiscal years, the financial statements include the results of operations and cash flows for two months for the period from our last fiscal year end, October 31, 2006, to December 31, 2006.  Also, because of the change in fiscal years and the two month transition period, there are no comparative statements of operations and cash flows presented for the period from January 1, 2006 to December 31, 2006.
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
Intangible Asset
Intangible assets consist of loan fees. The fees are amortized over the life of the loan utilizing the straight-line method. Amortization for the next five years is estimated to be approximately $177,000 annually.
Cost of Raising Capital
The Company deferred the costs incurred to raise equity financing until that financing occurred. At that time the costs were deducted from the proceeds received.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Notes to Financial Statements
Organizational and Start-up Costs
The Company expensed all organizational and start-up costs totaling $553,370 for the period from December 7, 2005 (date of inception) through December 31, 2007.
Revenue Recognition
Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products. Interest income is recognized as earned.
Income Taxes
The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. As of December 31, 2007 the tax basis exceeded the book basis by approximately $560,000. At the current time all years are open for examination by taxing authorities.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement becomes effective for the Company for the fiscal years beginning after November 15, 2007.  We are in the process of evaluating the effect that the adoption of SFAS No 157 will have on our results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect that the adoption of SFAS No. 159 will have on our results of operations and financial condition.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements).” SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.
In December 2007, the FASB issued SFAS 141(R), “Business Combinations.”  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the effect, if any, that the adoption of SFAS 141(R) will have on its results of operations, financial position, and the related disclosures.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Notes to Financial Statements
Fair Value
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of all on-balance-sheet financial instruments approximated their fair values.
Grant Income
Revenue for grants awarded to the Company will be recognized upon meeting the requirements set forth in the grant documents.
The Company has received a grant from the Iowa Corn Promotion Board for the purpose of a financial feasibility study and legal fees for an equity drive. The grant stipulations were to pay up to 50% of the total cost of these fees not to exceed $25,000. The Iowa Corn Promotion Board has assumed a maximum of $25,000 toward payment to the Grantee (Homeland Energy Solutions, LLC). As of December 31, 2007 the company has received the entire $25,000 from the Iowa Corn Promotion Board.
3. Development Stage Enterprise
The Company was formed on December 7, 2005 to have a perpetual life. The Company was capitalized by contributions from eight founders who each contributed $25,000 for 75 units of membership interests.
Income and losses are allocated to all members based upon their respective percentage of membership units held. See note 5 for further discussion of members’ equity.
4. Debt
Bridge Loan with Home Federal Savings Bank
On April 23, 2007, the Company entered into a Promissory Note and Business Loan Agreement (the “Bridge Loan”) with Home Federal Savings Bank establishing a $3,517,572 credit facility for interim financing. The initial loan advance was in the amount of $3,517,572. On September 7, 2007 the credit facility was increased to $4,606,512 and an additional $1,088,940 was advanced. On October 31, 2007 the credit facility was increased to $4,906,512 and an additional $300,000 was advanced. These advances included loan fees of $22,972. The Bridge Loan was secured by a mortgage on the land, personal guarantees of certain directors and one subscriber pledged $2,000,000 as collateral for the loan. The loan was paid in full on November 16, 2007 and interest cost of $210,422 has been capitalized.
Master Loan Agreement with Home Federal Savings Bank
On November 30, 2007, the Company entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility with Home Federal for the construction of a 100 million gallon per year natural gas powered dry mill ethanol plant. The Master Loan Agreement provides for (i) a construction loan in an amount not to exceed $94,000,000 (of which up to $20,000,000 may be converted to a term revolving loan upon start-up of operations), and (ii)  a revolving line of credit loan in an amount not to exceed $6,000,000 (the foregoing collectively referred to as the “Loans”).
Construction Loan
Under the Master Loan Agreement and its first supplement, Home Federal agreed to lend the Company up to $94,000,000 for project costs. The Company must pay interest on the Construction Loan at an interest rate equal to the LIBOR Rate plus 350 basis points. Interest will be paid on the Construction Loan monthly in arrears on the first day of the month beginning following the date on which the first advance of funds is made on the Construction Loan, and continuing until the date of conversion as set forth below. On the date of conversion, the amount of the unpaid principal balance and any other amounts on the Construction Loan will be due and payable, except for the portion, if any, of the Construction Loan which is converted into a Term Loan and into a Term Revolving Loan. In the event that the amount of disbursements made pursuant to the Construction Loan exceed the amount of the maximum Term Loan to be made, including after conversion of those portions of the Construction Loan which are eligible for conversion into the Term Revolving Loan, the Company must immediately repay the amount of the Construction Loan that is not being converted into a Term Loan.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Notes to Financial Statements
Conversion to Term Loan and Term Revolving Loan
Home Federal has agreed to convert up to $74,000,000 of the Construction Loan into a Term Loan 60 days after the earlier of May 1, 2009 or the date that a completion certificate stating that the project is completed and that the processing equipment and fixtures are fully operational, provided that all of the terms, conditions, warranties, representations, and covenants by the company as set forth in the Master Loan Agreement and supplements thereto are satisfied. The Company will make monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later. Beginning in the seventh month after conversion, equal monthly principal payments in the amount of $616,666.67 plus accrued interest will be made. All unpaid principal and accrued interest on the term loan that was so converted will be due on the fifth anniversary of such conversion. The Company will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining converted portion will bear interest at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.
Under the terms of the Master Loan Agreement and the second supplement thereto, the Company agreed to the terms of a Term Revolving Loan, consisting of a conversion of a maximum amount of $20,000,000 of the Construction Loan into a Term Revolving Loan. Home Federal agreed to make one or more advances under the Term Revolving Loan during the period beginning on the Conversion Date, which is 60 days after the earlier of May 1, 2009 or the date that a Completion Certificate stating that the Project is completed and executed by the appropriate parties as specified in the Master Loan Agreement, and the Maturity Date, which is the fifth anniversary of the Conversion Date. Each advance made under the Revolving Term Loan must be in a minimum amount of $50,000, and advances may be used for project costs and cash and inventory management. Interest on the Revolving Term Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. The Company will be required to make monthly payments of interest until the Maturity Date, which is the fifth anniversary of the Conversion Date, on which date the unpaid principal amount of the Revolving Term Loan will become due and payable.
As a condition precedent to the conversion of any portion of the Construction Loan into the Term Loan and Revolving Term Loan, the Company must have executed marketing agreements for all ethanol and distillers grains and provided Home Federal with collateral assignments of all such agreements. In addition, the Company must obtain Home Federal’s approval in the event the Company becomes aware of any change in the approved project costs that will increase the total cost in excess of $50,000. Home Federal has the right to order that work on the project be stopped and may withhold disbursements if construction departs from the approved plans and specifications or sound building practices.
Revolving Line of Credit Loan
Under the terms of the Master Loan Agreement and the third supplement thereto, the Company agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit. The Revolving Line of Credit Loan will not be available until all conditions precedent to the Revolving Line of Credit Loan are met, including the completion of the Project and either full repayment of the Construction Loan or its conversion into a Term Loan or Revolving Term Loan with Home Federal. The aggregate principal amount of the Revolving Line of Credit Loan may not exceed the lesser of $6,000,000 or the Borrowing Base. The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (iii) 75% of the eligible inventory. Interest on the Revolving Line of Credit Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. Each advance made under the Revolving Line of Credit must be in a minimum amount of $50,000, and advances may be used for general corporate and operating purposes. The Company will be required to make monthly payments of accrued interest until the Revolving Line of Credit Loan expires, on which date the unpaid principal amount will become due and payable. The Revolving Line of Credit Loan expires 364 days after the conversion date, which is 60 days after the earlier of May 1, 2009 or the date that a Completion Certificate stating that the Project is completed and executed by the appropriate parties as specified in the Master Loan Agreement.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Notes to Financial Statements
Security Interests and Mortgages
In connection with the Master Loan Agreement and all supplements thereto, the Company executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. In addition, the Company assigned all rents and leases to Company property in favor of Home Federal. As additional security for the performance of the obligations under the Master Loan Agreement and its supplements, a security interest was granted in the government permits for the construction of the project and all reserves, deferred payments, deposits, refunds, cost savings and payments of any kind relating to the construction of the project. If the Company attempts to change any plans and specifications for the project from those that were approved by Home Federal that might adversely affect the value of Home Federal’s security interest and have a cost of $25,000 or greater, the Company must obtain Home Federal’s prior approval.
In addition, during the term of the loans, the Company will be subject to certain financial covenants including requirements regarding minimum working capital, minimum tangible net worth and maximum debt coverage ratios. Except for costs identified for use in construction of the project, the Company will be limited to annual capital expenditures of $1,500,000 without the prior approval of Home Federal and must maintain at least $10,000,000 of working capital after the earlier of May 1, 2009 or the date that a Completion Certificate stating that the Project is completed. The Company will also be prohibited from making distributions in excess of 40% of net income for the immediately preceding fiscal year. On the earlier of May 1, 2009 or the date that a Completion Certificate stating that the Project is completed, the Company must have a tangible net worth of not less than $87,000,000, and this amount gradually increases to $105,000,000 in 2012 and years thereafter. The Company must maintain a debt coverage ratio of not less than 1.25 to 1.00, which will be initially determined 12 months after the completion date and each year thereafter. Further, the Company will be required to establish a debt service account of $10,000,000 prior to funding and is required to replenish this account upon Home Federal’s demand.
Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit the access to the capital resources necessary to continue plant construction or operations.
Upon an occurrence of an event of default or an event which will lead to the default, Home Federal may upon notice terminate its commitment to loan funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable. Events of default include, but are not limited to, the failure to make payments when due, insolvency, any material adverse change in the financial condition or the breach of any of the covenants, representations or warranties the Company has given in connection with the transaction.
The Company also entered into two unsecured loan agreements with the Iowa Department of Economic Development (IDED) one for a $100,000 loan to be repaid over 60 months starting April 2008 at a 0% interest rate and one for a $100,000 forgivable loan. The forgivable loan is subject to meeting terms of the agreement, including the fulfillment of Job Obligations. If the Job Obligations are not met, the IDED may require full repayment of the loan. The IDED may also elect to allow the repayment on a pro rata basis, based on the number of jobs attained compared to the number of jobs pledged.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Notes to Financial Statements
Aggregate maturities of future note payments, based on balances at December 31, 2007 are estimated as follows:

Year ended December 31,
2008	$15,000
2009	20,000
2010	20,000
2011	20,000
2012	20,000
Thereafter	5,000

$100,000

5. Members’ Equity
The Company has raised a total of $89,920,000 in membership units. By a motion of the board on May 10, 2006 the total seed stock issued was capped at $1,325,000. This total consists of the initial $200,000 (600 units at $333.33 per unit) issued on January 11, 2006 to the founding members. It also consists of $1,125,000 (2,250 units at $500 per unit) which was raised from other seed stock investors on May 10, 2006. On October 29, 2007 $88,595,000 (88,595 units at $1,000 per unit) in membership units were issued and $7,500,000 (7,500 units at $1,000 per unit) of the subscription units were rejected. Interest related to this is recorded as a liability. $5,000,000 of the rejected subscription units were subsequently paid in 2008 and the remainder is also expected to be paid in 2008.
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
6. Related Party Transactions
The Company has engaged one of their board members as Vice President of Project Development. The Vice President of Project Development will serve as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. The Company expects the aggregate fee for those services to approximate $40,000. As of December 31, 2007 the Company has incurred $20,000 of these costs, with the remainder to be paid at the first grind of corn.
The Company has engaged the spouse of the President of the board to serve as an independent contractor to provide various duties. These duties primarily include administration of project development. As of December 31, 2007 the Company has incurred $46,400 in costs related to this agreement.
7. Commitments and Contingencies
On July 18, 2007, the Company entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of a one hundred (100) million gallon per year dry grind ethanol production facility (the “Design-Build Agreement”) on the Company’s plant site located near the City of New Hampton, Iowa. Pursuant to the Lump Sum Design-Build Agreement, the effective date is July 6, 2007. Under the Design-Build Agreement, the Company will pay Fagen, Inc. a total contract price of $109,706,788, subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. Fagen, Inc, will design and build the plant using ICM, Inc., technology. As part of the total contract price, the Company paid Fagen, Inc. a mobilization fee of $20,000,000. The Company currently expects the construction to be completed in the first quarter of 2009, however, there is no assurance or guarantee that construction will stay on schedule or that the company will be able to commence operations at the plant by the first quarter of 2009.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Notes to Financial Statements
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
Coal to Fuel Gas Conversion Agreement between Homeland Energy Solutions, LLC and Homeland Gasification, LLC, a joint venture of Homeland Energy Solutions, LLC and Econo Power International Corporation
On December 3, 2007, Homeland Energy Solutions, LLC entered into a Coal to Fuel Gas Conversion Agreement with Homeland Gasification, LLC (Homeland Gas), an entity to be formed by Econo Power International Corporation (“EPIC”). The Company expects to be joint owners with EPIC of Homeland Gas. Pursuant to the agreement, Homeland Gas will construct a coal gasification facility that will utilize EPIC technology to convert coal to fuel gas to provide process energy for the ethanol plant. The agreement has an effective date of November 14, 2007, and the term will end on the last day of the 15th operating year of the facility, unless terminated earlier by the terms of the agreement. Currently, Homeland Gasification, LLC has not been formed and the Company is in negotiations with EPIC regarding the use of coal gasification technology.
On November 29, 2007 the Company was awarded a USDA loan guarantee which is subject to using coal gasification technology. This award will guarantee 60% of a $40,000,000 loan from Home Federal Savings Bank. This loan is not included in the master loan agreement with Home Federal (see note 4).
The Company has entered into an engineering services agreement for Phase I and Phase II with Fagen Engineering, LLC. Phase I consists of the design package for the grading and drainage of the plant site. Phase II consists of the design package for the site work and utilities for the plant. As of December 31, 2007, the Company has incurred $64,750 of costs with Fagen Engineering, LLC.
As of December 31, 2007 five land options have been exercised and two options have been extended until April 1, 2008. In the event of the exercise of these options the purchase price will be two and one half (2 1/2) times the value of the premises based on a real estate appraisal. An additional payment of $18,125 was required for the option extensions.
The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The initial work authorization is on a time and materials basis for the air quality permit application. Due to applying for a Title 5 air permit the cost will be higher than the initial authorization. As of December 31, 2007, the Company has incurred $54,766 of costs with Air Resource Specialists, Inc.
The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The company also has hired Planscape Partners to assist in grant application and other various program applications, the cost of these services are based on the time to complete each individual application. As of December 31, 2007, the Company has incurred $33,276 of costs with PlanScape Partners.
The Company has entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification as an alternative energy source for the plant once the company has reached substantial operations. Project assistance will consist of design and FEL II level cost estimates for the balance of plant items outside the gasifier, refinement of coal transportation and supply options, and development of plant performance guarantees. In exchange for their services, the Company has agreed to pay Burns & McDonnell $461,750. As of December 31, 2007, the Company has incurred all $461,750 of costs with Burns & McDonnell.
The Company has entered into an agreement with Terracon Consultants Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon’s estimated fees for the borings and testing are $66,700 to $72,000. Terracon has also been hired to perform an environmental study and provide project oversight of the dirt work. The fees for these services are paid based on the time and any materials needed. As of December 31, 2007, the Company has incurred $139,901 of costs with Terracon Consultants Inc.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Notes to Financial Statements
The Company has entered into an agreement with Transystems to prepare plans, details and specifications for rail plans. Transystems fees for these services are $91,000. As of December 31, 2007, the Company has incurred $75,008 of costs with Transystems.
The Company has entered in an agreement with JB Holland Construction, Inc. to perform Phase I and Phase II dirt work preparation and stabilization of the plant site. The base fees for these services are $7,011,606 and change orders through December 31, 2007 have totaled $383,829. As of December 31, 2007, the Company has incurred $4,548,041 of costs with JB Holland Construction, Inc.
In May 2007 the Company was awarded a $100,000 forgivable loan and a $100,000 loan at 0% paid back over 5 years. Both of these loans were advanced on December 31, 2007 (see note 4). This award is through the Value Added Agriculture Products and Processing Financial Assistance Program from the Iowa Department of Economic Development. Funds will be disbursed upon fulfillment of contract obligations. The Company is also authorized to receive the following tax benefits under the State of Iowa’s High Quality Job Creation (HQJC) program:
1) Refund of sales, service or use taxes paid during construction work (estimated at $4,289,615). The company may apply for a refund of the sales and use taxes paid for gas, electricity, water or sewer utility services, goods, wares, or merchandise, or on services rendered, furnished, or performed to or for a contractor or subcontractor and used in the fulfillment of a written contract relating to the construction or equipping of a facility of the company. This application must be completed within one year after project completion.
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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 8A(T). CONTROLS AND PROCEDURES.
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
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer, Stephen Eastman, and our Principal Financial and Accounting Officer, Bernard Retterath. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
Homeland Energy Solutions has formed an audit committee and that committee will increase its review of our disclosure controls and procedures. In the future, we intend to hire personnel qualified in the areas of accounting and financial management. We also intend to more frequently engage an external accounting firm to assist us with our review of financial information relative to our financing arrangements. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Item 8B. OTHER INFORMATION.
None.

PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Identification of Directors, Executive Officers and Significant Employees
The following table shows the directors and officers of Homeland Energy Solutions:

Board Member	Position with the Company
Stephen K. Eastman	Director & President
James R. Boeding	Vice President & Director
Patrick C. Boyle	Vice President of Project Development & Director
Bernard Retterath	Treasurer & Director
Steven L. Dietz	Secretary & Director
Chad Kuhlers	Director
Steven H. Core	Director
Steven J. Retterath	Director
Edward M. Hatten	Director
Leslie M. Hansen	Director
Business Experience of Directors and Officers
The following is a brief description of the business experience and background of our directors and officers.
Stephen K. Eastman, President & Director, Age 38. Mr. Eastman is the Vice-Chairman and General Manager of the family owned Farmers Feed and Grain located in Riceville, Iowa since 1987 to the present. Mr. Eastman has worked for Farmers Feed and Grain since 1987. Mr. Eastman also operates a corn soybean enterprise along with a 400 head cattle feedlot through the support and help of his family. He is currently serving on the Board of Directors of Golden Grain Energy, LLC, an ethanol plant located in Mason City, Iowa, and is a member of their Risk Management Committee. Mr. Eastman is the founding director of Homeland Energy Solutions, LLC and has served as our President since inception of the Company. Mr. Eastman’s address is 3178 430th Street, Riceville, Iowa 50466.
James R. Boeding, Vice President & Director, Age 60. From 1974 to the present, Mr. Boeding has been a Farm Manager for an 800 acre grain and hay farm, a portion of which is operated organically. During the Vietnam War, Mr. Boeding has also served as a finance specialist in the United States Military dealing with payroll and various other accounting duties. Mr. Boeding is currently serving on the Board of Directors for Golden Grain Energy, LLC. He has served as Golden Grain Energy’s first treasurer and is currently chairman of their Audit Committee. Mr. Boeding has served as a director and Vice President since our inception. Mr. Boeding’s address is 2173 Madison Road, Decorah, Iowa 52101.
Bernard Retterath, Treasurer & Director, Age 68. From 2003 to the present, Mr. Retterath has operated a farming operation and a trucking operation with his wife in Mitchell County Iowa, called B & B Farms and B & B Trucking. He also served in the Army Division of the United States Military. He is also involved in a trucking operation with his wife in the McIntire area. He was appointed to the Board of Directors for Golden Grain Energy, LLC by Pompano Beach Holdings, LLC. At Golden Grain Energy he serves on the Public Relations Committee along with serving on the Political Action Committee (PAC). Mr. Retterath has served as our director and Treasurer since our inception. Mr. Retterath’s address is 4945 Shadow Avenue, McIntire, Iowa 50455.
Patrick C. Boyle, VP Project Development & Director, Age 53. From 2000 to the present, Mr. Boyle has served as the Business Development and Member Services Manager for Hawkeye REC, a local utility company. In the past he has been a steering committee member for Golden Grain Energy, and has been a consultant with the U.S. Foreign Aid Department in Russia organizing, structuring and forming agricultural cooperatives and free enterprise entities after the breakup of the collective farm system. Mr. Boyle serves on many local and state boards, and is the Iowa representative on the NRECA National Task Force for Health Care Reform. Mr. Boyle has served as a director and Vice President of Project Development since our inception. Mr. Boyle’s address is 14707 Mill Road, Lime Springs, Iowa 52155.

Steven L. Dietz, Secretary & Director, Age 34. From 2004 to the present, Mr. Dietz has served as the Commodities Manager for Golden Grain Energy, LLC. Prior to that position, he was the General Manager for Monica Elevator Company from 2000 – 2004. Mr. Dietz has extensive experience in the hedging and trading of commodities. Mr. Dietz has served as a director since our inception and was elected for the position of Secretary on June 2, 2006. Mr. Dietz’s address is #2 Walnut Court, Rockwell, Iowa 50469.
Chad Kuhlers, Director, Age 36. From 2004 to the present, Mr. Kuhlers has served as the Plant Manager for Golden Grain Energy, LLC. Prior to employment with Golden Grain Energy he was the Operations Manager for the Koch Hydrocarbon Company’s Medford, Oklahoma Fractionator from 1994-2004. Mr. Kuhlers has also been employed as a Project Engineer for Koch Refining Company in Corpus Christi, Texas. Mr. Kuhlers has served as a director since our inception, and currently serves on our Audit Committee. Mr. Kuhlers’ address is 408 Lexington Drive, Clear Lake, Iowa 50428.
Steven H. Core, Director, Age 56. From 2002 to the present, Mr. Core has served as Vice President of Project Development at Fagen, Inc., where he works on new ethanol plant construction. Between 1994 and 2002, he served as General Manager for Corn Plus, a Winnebago, Minnesota ethanol producer that produced 44.0 million gallons of ethanol annually. Mr. Core is also a member of the Board of Directors of the Renewable Fuels Association and is a member of the Minnesota Ethanol Coalition and the Corn Growers Association. Mr. Core also serves on the board of directors of Golden Grain Energy, LLC and Little Sioux Corn Processors, LLC. Mr. Core was appointed to the Board of Directors on June 30, 2006. Mr. Core’s address is 8359 State Hwy 254, Frost, Minnesota, 56033.
Leslie M. Hansen, Director, Age 44. From 1986 to the present, Ms. Hansen has served as the Vice President and Treasurer of Precision of New Hampton, Inc., where she performs managerial and financial duties. From 2002 to the present, Ms. Hansen has also served as Vice President and Treasurer of Hotflush, Inc., where she performs accounting and tax preparation duties. In addition, Ms. Hansen is the owner and President of Blayne Martin Corp., a real estate rental company located in New Hampton, Iowa. Ms. Hansen was appointed to the Board of Directors by Golden Grain Energy, LLC on December 3, 2007, pursuant to Golden Grain’s right of appointment under Section 5.3(f) of our Operating Agreement.
Steven J. Retterath, Director, Age 65. In 2002, Mr. Retterath retired from a long career in the industrial crane rental business in 2002. Prior to his retirement, he was the principal owner and President of General Crane, Inc., an industrial crane rental business headquartered in Pompano Beach, Florida. Mr. Retterath was appointed by himself to the Board of Directors on December 3, 2007, pursuant to his right of appointment under Section 5.3(f) of our Operating Agreement.
Edward M. Hatten, Director, Age 62. Mr. Hatten has been retired for over five years following a career in the crop protection industry, where he owned and operated Northland Helicopters, Inc, headquartered in Stacyville, Iowa. Northland Helicopters offered pesticide protection services to area farmers and other agricultural producers. Mr. Hatten was appointed by Steven J. Retterath to the Board of Directors on December 3, 2007, pursuant to Mr. Retterath’s right of appointment under Section 5.3(f) of our Operating Agreement.
Family Relationships
Two of our directors, Bernard and Steven J. Retterath, are brothers.
Code of Ethics
Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, Stephen K. Eastman and our principal financial officer, Bernard Retterath. Our code of ethics is filed as Exhibit 14.1 to this annual report. Any person who would like a copy of our code of ethics may contact the Company at (641) 985-4025. Upon request the Company will provide copies of the code of ethics at no charge to the requestor.

Identification of Audit Committee
The audit committee of the board of directors operates under a charter adopted by the board of directors in February 2008. Under the charter, the audit committee must have at least three members. Our audit committee members are Stephen K. Eastman, Chad Kuhlers and Leslie M. Hansen. The audit committee is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, a majority of our audit committee is independent within the definition of independence provided by NASDAQ rules 4200 and 4350. Our board of directors has determined that we do not currently have an audit committee financial expert. We do not have a financial expert serving on our audit committee because no member of our board of directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 407 of Regulation S-B and the board has not yet created a new director position expressly for this purpose. Our board of directors intends to consider such qualifications in future nominations to our board and appointments to the audit committee.
Item 10. EXECUTIVE COMPENSATION.
Compensation of Named Executive Officers and Directors
Stephen K. Eastman is currently serving as our President and James Boeding is currently serving as our Vice President. Bernard Retterath is our Treasurer and Stephen Dietz is our Secretary. Patrick Boyle is currently serving as Vice President of Project Development. The Board of Directors has determined that we will not be compensated for our services as directors, such as attendance of board or committee meetings until the plant first grinds corn for the production of ethanol. We do have one compensation arrangement with one of our directors, Patrick Boyle, for his project development activities.
Summary Compensation Table. The following table summarizes all compensation paid and payable by the Company during the last two fiscal years to Patrick Boyle.

		All Other
Name and Principal Position	Year	Compensation(1)	Total
Pat Boyle, Vice President of Project Development	Fiscal Year 2007	$40,000	$40,000
	Fiscal Year 2006	$0	$0

(1)
As of December 31, 2007, we had paid $20,000 to Mr. Boyle under a Project Development Agreement for his development services to the Company, and $20,000 remains payable to Mr. Boyle under the agreement. We expect to pay the remaining $20,000 upon the date that the ethanol plant first grinds corn for the production of ethanol.

For our fiscal year ended December 31, 2007, none of our other directors or officers received any compensation.
We do not have any other compensation arrangements with our directors and officers. In the future, we may enter into employment agreements with our directors, officers or other employees that we may hire.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
 Security Ownership of Certain Beneficial Owners
As of the date of this report, we have the following persons or entities known by us to be the beneficial owners of more than 5% of the outstanding units:

		Amount and nature of
Title of Class	Name and Address	beneficial owner	Percent of Class
Membership Unit	Steven J. Retterath	25,060 units	27.40%
	1241 Royal Palm Way
	Boca Raton, FL 33432
Membership Unit	Golden Grain Energy, LLC	5,000 units	5.47%
	1822 43rd St. SW
	Mason City, IA 50401

Security Ownership of Management
As of the date of this report, our directors and officers beneficially own membership units as follows:

		Amount of
		Nature of
	Name and Address of	Beneficial	Percent of
Title of Class	Beneficial Owner(1)	Owner(2)	Class
Membership Units	Stephen K. Eastman(2)	600 units	0.67%
Membership Units	James R. Boeding	975 units	1.07%
Membership Units	Patrick C. Boyle	150 units	0.16%
Membership Units	Bernard Retterath(3)	575 units	0.63%
Membership Units	Steven L. Dietz	100 units	0.11%
Membership Units	Chad Kuhlers	100 units	0.11%
Membership Units	Steven H. Core	100 units	0.11%
Membership Units	Steve J. Retterath	25,060 units	27.40%
Membership Units	Edward M. Hatten	500 units	0.55%
Membership Units	Leslie M. Hansen(4)	2,030 units	2.22%

	Totals:	30,190	33.03%

(1)	The address of the beneficial owner is deemed to be the same address indicated above under “Business Experience of Directors and Officers.”

(2)	Mr. Eastman beneficially owns all 600 units jointly with his spouse, Deanna Eastman.

(3)	Mr. B. Retterath beneficially owns 25 units individually and 550 units jointly with his spouse, Bettie Retterath.

(4)
Ms. Hansen beneficially owns 980 units through Sizzle X, Inc., a partnership with her spouse, Dennis B. Hansen, 1,000 units through Precision Employee Investment Fund, and 50 units jointly with her spouse, Dennis B. Hansen.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Certain Relationships and Related Transactions
Steven J. Retterath Bridge Loan Pledge of Collateral
One of our members and now director, Steven J. Retterath, pledged $2,000,000 as collateral for our Bridge Loan with Home Federal Savings Bank (“Home Federal”). See “Management’s Discussion and Analysis – Project Capitalization.” The collateral was wired to Home Federal on May 23, 2007. We repaid the Bridge Loan in full on November 16, 2007. Mr. Retterath then submitted a subscription agreement to the Company for 2,000 units, and Home Federal released the $2,000,000 in collateral, plus approximately $55,000 in interest to the Company. Pursuant to the subscription agreement, we issued 2,000 membership units to Mr. Retterath.
Certain Directors’ Bridge Loan Personal Guarantee
In connection with the Bridge Loan mentioned above, the remainder of the loan was secured by a mortgage on our land, and certain directors of the Company also personally guaranteed the remainder of the approximate $4,600,000 loan. The directors who personally guaranteed such indebtedness were Stephen K. Eastman, Chad Kuhlers, Steven Core, Steven Dietz, Bernard Retterath and Patrick Boyle. The Bridge Loan was originally issued on April 23, 2007, and was repaid in full on November 16, 2007. At that time, those directors were released of their personal guarantee.

Director Independence
Our independent directors, as defined under NASDAQ Rule 4200, are Chad Kuhlers, Leslie M. Hansen, and Edward M. Hatten. Stephen K. Eastman, James Boeding, Bernard Retterath, Pat Boyle and Steven L. Dietz, are not considered independent in that they are serving as our executive officers. Steven Core is not considered independent in that he is employed as Vice President of Project Development with Fagen, Inc., our design-builder. Steven J. Retterath is not considered independent because he is the brother of Bernard Retterath, who is currently our principal financial officer.
Item 13. EXHIBITS.

Exhibit		Method of
No.	Description	Filing
10.1	Letter of Intent dated April 14, 2006 between Homeland Energy Solutions, LLC and Fagen, Inc.	1 +
10.2	Real Estate Option dated April 7, 2006 between Homeland Energy Solutions and Larry Bodensteiner and Ann S. Bodensteiner.	1
10.3	Real Estate Option dated April 13, 2006 between Homeland Energy Solutions and F.H. Kestel.	1
10.4	Real Estate Option dated April 12, 2006 between Homeland Energy Solutions and Dale Kout, Leo and Paula Kout, and Bill and Julianne Kout.	1
10.5	Real Estate Option dated April 12, 2006 between Homeland Energy Solutions and Dale Kout, Leo and Paula Kout, and Bill and Julianne Kout.	1
10.6	Real Estate Option dated April 1, 2006 between Homeland Energy Solutions and Clair J. Lensing and Mary E. Lensing.	1
10.7	Real Estate Option dated May 10, 2006 between Homeland Energy Solutions and John Lynch and Margaret Ann Lynch.	1
10.8	Real Estate Option dated May 10, 2006 between Homeland Energy Solutions and Eugene Schmitt.	1
10.9	Real Estate Option dated May 5, 2006 between Homeland Energy Solutions and Richard Vrzak and Rodney Vrzak.	1
10.10	Project Development and Consulting Agreement dated June 28, 2006, between Homeland Energy Solutions, LLC and Pat Boyle	1
10.11	Letter of Engagement dated May 15, 2006 between Homeland Energy Solutions and Cornerstone Energy, Inc.	1
10.12	Lock-Up Agreement between Homeland Energy Solutions and Stephen Eastman, James Boeding, Pat Boyle, Bernard Retterath, Steve Dietz, Chad Kuhlers, Steven H. Core and Steve Retterath dated November 6, 2006.	1
10.13	Project Development Assistance Agreement dated January 8, 2006 between Homeland Energy Solutions and Burns & McDonnell	2
10.14	Phase I and II Engineering Services Agreement dated December 5, 2006 between Homeland Energy Solutions and Fagen, Inc.	3 +
10.15	Business Loan Agreement dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.16	Acknowledgement of Assignment of Deposit Account dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.17	Assignment of Deposit Account dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.18	Assignment of Rents dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.19	Disbursement Request and Authorization dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.20	Limited Liability Company Resolution to Borrow/Grant Collateral dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3

Exhibit		Method of
No.	Description	Filing
10.21	Mortgage dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.22	Promissory Note dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.23	Change in Terms Agreement dated April 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.24	Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	4 +
10.25	First Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	4 +
10.26	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc, which is filed as Exhibit D to Exhibit 10.24 filed herewith.	4
10.27	Patent and Technology Licensing Agreement dated July 26, 2007 between Homeland Energy Solutions and Econo-Power International Corporation.	4
10.28	Disbursement Request and Authorization dated September 7, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank	5
10.29	Change in Terms Agreement dated September 7, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank	5
10.30	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	*
10.31	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	*
10.32	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	*
10.33	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	*
10.34	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	*
10.35	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	*
10.36	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	*
10.37	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	*
10.38	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	*
10.39	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	*
10.40	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	*
10.41	Coal to Gas Conversion Agreement dated November 14, 2007 between Homeland Energy Solutions, LLC and Homeland Gasification, LLC	*
14.1	Code of Ethics for Chief Executive and Senior Financial Officers	*
31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*
31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*
32.1	Certificate pursuant to 18 U.S.C. Section 1350	*
32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2 (No. 333-135967) and subsequent amendments.

(2)	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the transitional period from November 1, 2006 to December 31, 2006 and filed with the SEC on March 19, 2007.

(3)	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the period ended March 31, 2007 and filed with the SEC on May 15, 2007.

(4)	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the period ended June 30, 2007 and filed with the SEC on August 14, 2007.

(5)	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the period ended September 30, 2007 and filed with the SEC on November 14, 2007.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The aggregate fees billed by the independent registered public accountants (Eide Bailly LLP) to the Company for the year ended December 31, 2006, and the fiscal year ended December 31, 2007 are as follows:

Category	Year	Fees
Audit Fees(1)	2007		$30,300
	2006		$10,000
Audit-Related Fees	2007	$
	2006	$
Tax Fees	2007		$2,020
	2006	$
All Other Fees	2007	$
	2006	$

(1)	Audit fees consist of fees for services rendered related to the Company’s fiscal year end audits, quarterly reviews, registration statement and related amendments.
Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.
100% of all audit services, audit-related services and tax-related services were pre-approved by our Audit Committee.

SIGNATURES
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HOMELAND ENERGY SOLUTIONS, LLC
Date: February 22, 2008	/s/ Stephen K. Eastman
Stephen K. Eastman
President (Principal Executive Officer)

Date: February 22, 2008	/s/ Bernard Retterath
Bernard Retterath
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2008	/s/ Stephen Eastman
Stephen Eastman,
President, Director (Principal Executive Officer)

Date: February 22, 2008	/s/ Bernard Retterath
Bernard Retterath, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: February 22, 2008	/s/ Pat Boyle
Pat Boyle, Vice President of Project
Development, Director

Date: February 22, 2008	/s/ Steve Dietz
Steve Dietz, Secretary and Director

Date: February 22, 2008	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date: February 22, 2008	/s/ Leslie M. Hansen
Leslie M. Hansen, Director

Date: February 22, 2008	/s/ Edward M. Hatten
Edward M. Hatten, Director

EXHIBIT INDEX

Exhibit
No.	Description
10.30	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.
10.31	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.
10.32	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.
10.33	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.
10.34	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.
10.35	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.
10.36	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.
10.37	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.
10.38	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.
10.39	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.
10.40	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.
10.41	Coal to Gas Conversion Agreement dated November 14, 2007 between Homeland Energy Solutions, LLC and Homeland Gasification, LLC
14.1	Code of Ethics for Chief Executive and Senior Financial Officers
31.1	Certificate pursuant to 17 CFR 240 15d-14(a)
31.2	Certificate pursuant to 17 CFR 240 15d-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350