Form 10KSB/A
period 2007-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2008-05-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number 000-53202
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
None
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of February 1, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $56,255,000.00.
As of February 1, 2008, there were 91,445 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-KSB/A of Homeland Energy Solutions, LLC (the “Company”) for the fiscal year ended December 31, 2007, is being filed for the purpose of amending and restating Items 6, 8A(T), 8B, and 13, and to include presently dated certifications from our Principal Executive Officer and Principal Financial Officer (Item 13).

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such items, as amended in this Amendment No. 1, are set forth herein. In addition to the filing of this Amendment No. 1, and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company’s Form 10-KSB is unchanged. This report speaks as of the original filing date of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original reporting date.

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
Tax Abatement and Grants
On December 19, 2007, the Iowa Department of Economic Development and Chickasaw County have approved us for a package of benefits, provided we meet and maintain certain requirements. The package provides for the following benefits: (1) a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program; (2) a grant of $240,000 under the Revitalize Iowa’s Sound Economy program for the construction of a turning lane off of Iowa Highway 24 to the plant; and (3) the following tax incentives under the High Quality Jobs Program from the state of Iowa:
•	Refund of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (estimated at $4,289,600);
•	Investment tax credit up to $10,000,000 for qualifying expenditures directly related to new jobs created by the plant; and
•	Local value-added property tax exemption for all or a portion of the value added by improvements to real property directly related to new jobs created by the plant (estimated at $10,350,000).
In order to receive these benefits, we will be required to create at least 40 full-time employee positions meeting certain minimum wage and benefit criteria and these jobs must be maintained for at least two years following project completion. We have until May 17, 2010 to satisfy these and other requirements. We may be ineligible for some or all of these benefits if we do not install a coal gasification energy center at our plant. If we fail to meet the participation requirements of the HQJ Program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion of or the total value of any incentives received.

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
Natural Gas Pipeline Construction and Connection
Our proposed site does not have an existing gas line to supply natural gas to our plant. To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline from an interstate natural gas pipeline will be necessary.
On December 4, 2007, we entered into and agreement with Cornerstone Energy, LLC d/b/a/ Constellation NewEnergy — Gas Division CEI, LLC (Cornerstone) for the supply of natural gas to our plant and for the construction of our natural gas pipeline. Under the pipeline agreement, the pipeline will connect to either the Northern Natural Gas or the Alliance Interstate Pipeline and will consist of approximately 7.25-miles of 4-inch diameter steel pipeline capable of transporting up to 470 MMBtu’s per day of natural gas to our ethanol plant. We expect the cost of the pipeline to be consistent with the $4,000,000 amount set forth in our budget. The contract price of the natural gas has not been set, but will be based on current market prices for natural gas plus a likely surcharge per MMBtu. We will also have the option to participate in Cornerstone’s natural gas hedging program.
Cornerstone has been negotiating on our behalf with Alliance Pipeline, L.P. and Northern Natural Gas for an interconnection agreement to either Alliance’s or Northern Natural Gas’s interstate pipelines. We anticipate entering into an agreement with either Alliance or Northern Natural Gas for the interconnection in the coming weeks.
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
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer, Stephen Eastman, and our Principal Financial and Accounting Officer, Bernard Retterath. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” In addition, in this amended annual report, our Principal Executive Officer and our Principal Financial Officer, are restating their conclusions concerning the effectiveness of our disclosure controls and procedures and our internal control over financial reporting to state that in addition, the flow of information and documentation was not sufficient to ensure reportable developments are timely reported and included in the footnotes to the financial statements.
Homeland Energy Solutions has formed an audit committee and that committee will increase its review of our disclosure controls and procedures. In the future, we intend to hire personnel qualified in the areas of accounting and financial management. We also intend to more frequently engage an external accounting firm to assist us with our review of financial information relative to our financing arrangements. Finally, as of the date of this amended annual report, we have designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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

Item 8B. OTHER INFORMATION

On December 19, 2007, we were approved for a package of benefits from the Iowa Department of Economic Development as described in this amended annual report under the heading “Plan of Operations for the Next 12 Months – Project Capitalization.”

On December 4, 2007, we entered into agreements with Cornerstone for the construction of our natural gas pipeline and supply of natural gas to our plant, as described in this amended annual report under the heading “Plan of Operations for the Next 12 Months – Site Development and Construction Activities.”

Item 13. EXHIBITS.

Exhibit		Method of
No.	Description	Filing
10.1	Letter of Intent dated April 14, 2006 between Homeland Energy Solutions, LLC and Fagen, Inc.	1 +
10.2	Real Estate Option dated April 7, 2006 between Homeland Energy Solutions and Larry Bodensteiner and Ann S. Bodensteiner.	1
10.3	Real Estate Option dated April 13, 2006 between Homeland Energy Solutions and F.H. Kestel.	1
10.4	Real Estate Option dated April 12, 2006 between Homeland Energy Solutions and Dale Kout, Leo and Paula Kout, and Bill and Julianne Kout.	1
10.5	Real Estate Option dated April 12, 2006 between Homeland Energy Solutions and Dale Kout, Leo and Paula Kout, and Bill and Julianne Kout.	1
10.6	Real Estate Option dated April 1, 2006 between Homeland Energy Solutions and Clair J. Lensing and Mary E. Lensing.	1
10.7	Real Estate Option dated May 10, 2006 between Homeland Energy Solutions and John Lynch and Margaret Ann Lynch.	1
10.8	Real Estate Option dated May 10, 2006 between Homeland Energy Solutions and Eugene Schmitt.	1
10.9	Real Estate Option dated May 5, 2006 between Homeland Energy Solutions and Richard Vrzak and Rodney Vrzak.	1
10.10	Project Development and Consulting Agreement dated June 28, 2006, between Homeland Energy Solutions, LLC and Pat Boyle	1
10.11	Letter of Engagement dated May 15, 2006 between Homeland Energy Solutions and Cornerstone Energy, Inc.	1
10.12	Lock-Up Agreement between Homeland Energy Solutions and Stephen Eastman, James Boeding, Pat Boyle, Bernard Retterath, Steve Dietz, Chad Kuhlers, Steven H. Core and Steve Retterath dated November 6, 2006.	1
10.13	Project Development Assistance Agreement dated January 8, 2006 between Homeland Energy Solutions and Burns & McDonnell	2
10.14	Phase I and II Engineering Services Agreement dated December 5, 2006 between Homeland Energy Solutions and Fagen, Inc.	3 +
10.15	Business Loan Agreement dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.16	Acknowledgement of Assignment of Deposit Account dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.17	Assignment of Deposit Account dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.18	Assignment of Rents dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.19	Disbursement Request and Authorization dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.20	Limited Liability Company Resolution to Borrow/Grant Collateral dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3

Exhibit		Method of
No.	Description	Filing
10.21	Mortgage dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.22	Promissory Note dated March 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.23	Change in Terms Agreement dated April 23, 2007 between Homeland Energy Solutions and Home Federal Savings Bank	3
10.24	Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	4 +
10.25	First Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	4 +
10.26	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc, which is filed as Exhibit D to Exhibit 10.24 filed herewith.	4
10.27	Patent and Technology Licensing Agreement dated July 26, 2007 between Homeland Energy Solutions and Econo-Power International Corporation.	4
10.28	Disbursement Request and Authorization dated September 7, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank	5
10.29	Change in Terms Agreement dated September 7, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank	5
10.30	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	6
10.31	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	6
10.32	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	6
10.33	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	6
10.34	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	6
10.35	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	6
10.36	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	6
10.37	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	6
10.38	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	6
10.39	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	6
10.40	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	6
10.41	Coal to Gas Conversion Agreement dated November 14, 2007 between Homeland Energy Solutions, LLC and Homeland Gasification, LLC	6
10.42	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	*
10.43	Master Contract between Homeland Energy Solutions, LLC and Iowa Department of Economic Development dated September 20, 2007. This document is also incorporated as Exhibit C to the Agreement for Private Development (Exhibit 10.42 to this Form 10-KSB/A) dated December 18, 2007.	*
10.44	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007. This document is also incorporated as Exhibit D to the Agreement for Private Development (Exhibit 10.42 to this Form 10-KSB/A) dated December 18, 2007.	*
10.45	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy — CEI, LLC dated December 4, 2007. This document is also incorporated as Exhibit I to the Master Natural Gas Agreement (Exhibit 10.46 to this Form 10-KSB/A) dated December 4, 2008.	*+
10.46	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy — Gas Division CEI, LLC dated December 4, 2007.	*+
14.1	Code of Ethics for Chief Executive and Senior Financial Officers	6
31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*
31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*
32.1	Certificate pursuant to 18 U.S.C. Section 1350	*
32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2 (No. 333-135967) and subsequent amendments.

(2)	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the transitional period from November 1, 2006 to December 31, 2006 and filed with the SEC on March 19, 2007.

(3)	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the period ended March 31, 2007 and filed with the SEC on May 15, 2007.

(4)	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the period ended June 30, 2007 and filed with the SEC on August 14, 2007.

(5)	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the period ended September 30, 2007 and filed with the SEC on November 14, 2007.

(6)	Incorporated by reference to the exhibit of the same number on Form 10-KSB for the year ended December 31, 2007 and filed with the SEC on February 22, 2008.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HOMELAND ENERGY SOLUTIONS, LLC
Date: May 15, 2008	/s/ Stephen K. Eastman
Stephen K. Eastman
President (Principal Executive Officer)

Date: May 15, 2008	/s/ Bernard Retterath
Bernard Retterath
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2008	/s/ Stephen Eastman
Stephen Eastman,
President, Director (Principal Executive Officer)

Date: May 15, 2008	/s/ Bernard Retterath
Bernard Retterath, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: May 15, 2008	/s/ Pat Boyle
Pat Boyle, Vice President of Project
Development, Director

Date: May 15, 2008	/s/ Steve Dietz
Steve Dietz, Secretary and Director

Date: May 15, 2008	/s/ Steve Retterath
Steve Retterath, Director

Date: May 15, 2008	/s/ Leslie M. Hansen
Leslie M. Hansen, Director

Date: May 15, 2008	/s/ Edward M. Hatten
Edward M. Hatten, Director

EXHIBIT INDEX

Exhibit
No.	Description
10.42	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.
10.43	Master Contract between Homeland Energy Solutions, LLC and Iowa Department of Economic Development dated September 20, 2007. This document is also incorporated as Exhibit C to the Agreement for Private Development (Exhibit 10.42 to this Form 10-KSB/A) dated December 18, 2007.
10.44	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007. This document is also incorporated as Exhibit D to the Agreement for Private Development (Exhibit 10.42 to this Form 10-KSB/A) dated December 18, 2007.
10.45	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy — CEI, LLC dated December 4, 2007. This document is also incorporated as Exhibit I to the Master Natural Gas Agreement (Exhibit 10.46 to this Form 10-KSB/A) dated December 4, 2008.+
10.46	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy — Gas Division CEI, LLC dated December 4, 2007.+
31.1	Certificate pursuant to 17 CFR 240 15d-14(a)
31.2	Certificate pursuant to 17 CFR 240 15d-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350