Form 10-Q
period 2008-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2008-05-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission file number 000-53202
HOMELAND ENERGY SOLUTIONS, LLC
(Name of small business issuer in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 W. Main Street Riceville, IA (Address of principal executive offices)	50466 (Zip Code)
(641) 985-4025
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2008 there were 91,445 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Homeland Energy Solutions, LLC
(A Development Stage Company)
Balance Sheets
March 31, 2008 and December 31, 2007

	3/31/2008	12/31/2007
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$36,801,014	$64,986,226
Attorney escrow account	527	527
Prepaid expenses	269,569	277,746

Total current assets	37,071,110	65,264,499

PROPERTY AND EQUIPMENT
Land	3,556,482	3,556,482
Equipment	23,816	23,816
Construction in progress	60,584,116	40,044,456

	64,164,414	43,624,754
Less accumulated depreciation	5,038	4,089

	64,159,376	43,620,665

OTHER ASSETS
Loan fees, net of amortization 2008 $96,690; 2007 $52,459	1,076,282	1,120,513
Other assets	361,080	423,665

	1,437,362	1,544,178

	$102,667,848	$110,429,342

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Balance Sheets
March 31, 2008 and December 31, 2007

	3/31/2008	12/31/2007
	Unaudited	Audited

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,848,540	$6,978,172
Accounts payable, related parties	—	66,400
Retainage payable	5,564,647	3,592,124
Rejected subscriptions payable	—	7,500,000
Accrued interest related to rejected subscriptions	—	217,164
Property tax payable	5,836	5,836
Payroll tax payable	2,458	2,458
Current portion of long term liabilities	15,000	15,000

Total current liabilities	10,436,481	18,377,154

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	185,000	185,000

MEMBERS’ EQUITY
Capital units, less syndication costs	89,572,744	89,558,501
Equity accumulated during development stage	2,473,623	2,308,687

	92,046,367	91,867,188

	$102,667,848	$110,429,342

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Operations

			Period From
	Three Months	Three Months	Inception
	Ended	Ended	(12/7/2005) to
	3/31/2008	3/31/2007	3/31/2008
	Unaudited	Unaudited	Unaudited

OPERATING REVENUE	$—	$—	$—

OPERATING EXPENSES
Professional expenses	143,955	51,162	511,705
Engineering & design	—	—	18,652
Feasibility studies	—	—	84,750
Filings fees/permits	9,192	1,158	32,267
Land options	—	—	1,650
Insurance	—	4,619	23,297
Office expense	2,218	3,169	17,182
Depreciation	949	949	5,038
Amortization	—	390	390
Rent	1,414	1,200	5,639
Utilities	2,036	3,171	8,566
Wages	7,881	—	7,881
Payroll taxes	267	—	267
Property tax	—	—	341
Miscellaneous expense	12,366	820	16,023

Total operating expenses	180,278	66,638	733,648

OTHER INCOME
Interest income	359,457	11,327	3,179,598
Crop income	—	—	2,673
Grant income	—	14,125	25,000

	359,457	25,452	3,207,271

Net income (loss)	$179,179	$(41,186)	$2,473,623

Income (loss) per unit	$1.96	$(14.45)

Weighted average of units outstanding	91,445	2,850

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statement of Members’ Equity
For the Period from December 7, 2005 (Date of Inception)
to March 31, 2008

Unaudited

Balance, December 7, 2005	$—

Capital contributions for 600 units at $333.33 per unit	200,000
Capital contributions for 2,250 units at $500 per unit	1,125,000
Syndication and offering costs	(19,107)
Net (loss) from inception to December 31, 2006	(143,796)

Balance, December 31, 2006	1,162,097

Capital contributions for 88,595 units at $1,000 per unit	88,595,000
Syndication and offering costs	(328,149)
Net income for the year ended December 31, 2007	2,438,240

Balance, December 31, 2007	91,867,188

Net income for the quarter ended March 31, 2008	179,179

Balance, March 31, 2008	$92,046,367

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Cash Flows

			Period From
	Three Months	Three Months	Inception
	Ended	Ended	(12/7/2005) to
	3/31/2008	3/31/2007	3/31/2008
	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$179,179	$(41,186)	$2,473,623
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	949	1,339	5,428
Write off land options	—	—	1,650
Change in working capital components:
(Increase) decrease in other current assets	—	(3,710)	(278,273)
Increase (decrease) in accounts payable	(77,572)	(79,308)	109,975
Increase (decrease) in other current liabilities	(217,164)	6,449	8,294

Net cash provided by (used in) operating activities	(114,608)	(116,416)	2,320,697

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of certificate of deposit	—	—	1,214,488
Purchase of certificate of deposit	—	—	(1,214,488)
Payments for construction in progress	(20,570,604)	(123,854)	(50,217,356)
Purchase of equipment	—	—	(23,816)
Purchase of land	—	(1,483,126)	(3,554,519)
Payments for other assets	—	—	(393,891)
Purchase of land options	—	(11,163)	(33,387)

Net cash (used in) investing activities	(20,570,604)	(1,618,143)	(54,222,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	—	3,500,000	4,883,540
Payments on short-term borrowing	—	—	(4,883,540)
Proceeds from long-term borrowing	—	—	200,000
Payments for origination fees on long-term borrowing	—	—	(1,150,000)
Payments for offering costs	—	(11,824)	(247,607)
Contributed capital	—	—	89,920,000
Proceeds from rejected subscription funds	—	—	7,500,000
Payments for rejected subscriptions	(7,500,000)	—	(7,500,000)
Payments for syndication costs on capital units issued	—	—	(19,107)

Net cash provided by (used in) financing activities	(7,500,000)	3,488,176	88,703,286

Net increase (decrease) in cash	(28,185,212)	1,753,617	36,801,014

CASH AND CASH EQUIVALENTS
Beginning	64,986,226	357,709	—

Ending	$36,801,014	2,111,326	36,801,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash payments for interest	217,164	—	427,586

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIING ACTIVITIES
Accounts payable related to construction in progress	4,698,525	66,505	4,698,525
Retainage payable related to construction in progress	5,564,647	—	5,564,647
Interest capitalized	—	—	210,422
Insurance costs capitalized	70,762	—	120,357
Loan fee amortization capitalized	44,231	—	96,300
Loan fees related to short-term borrowings	—	17,572	—
See Notes to Unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008
Note 1. Nature of Business and Significant Accounting Policies
Nature of business: Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) to be located in Chickasaw County, was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the company intends to produce and sell distillers dried grains as by products of ethanol production. Preliminary site preparation has been completed and construction began in November 2007. As of March 31, 2008, the Company is in the development stage with its efforts being principally devoted to organizational activities, construction activities and project feasibility activities.
Significant accounting policies:
The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2007.
Fiscal Reporting Period: The Company has a fiscal year ending on December 31.
Accounting Estimates: Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Cash and Cash Equivalents: The Company maintains its accounts primarily at one financial institution. At various times, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses in such accounts.
For purposes of balance sheet presentation and reporting the statement of cash flows, the Company considers all cash deposits with an original maturity of three months or less to be cash equivalents.
Property and Plant: The Company incurred site selection and plan development costs on the proposed site that were capitalized. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation. Estimated useful lives range from 5-7 years.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss will be determined by comparing the fair market values of the asset to the carrying amount of the asset.
Intangible Asset: Intangible assets consist of loan fees. The fees are amortized over the life of the loan utilizing the straight-line method. Amortization for the next five years is estimated to be approximately $177,000 annually.
Cost of Raising Capital: The Company deferred the costs incurred to raise equity financing until that financing occurred. At that time the costs were deducted from the proceeds received.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008
Organizational and Start-up Costs: The Company expensed all organizational and start-up costs totaling $733,648 for the period from December 7, 2005 (date of inception) through March 31, 2008.
Revenue Recognition: Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products. Interest income is recognized as earned.
Fair Value: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008. The respective carrying value of all on-balance-sheet financial instruments approximated their fair values.
Grant Income: Revenue for grants awarded to the Company will be recognized upon meeting the requirements set forth in the grant documents.
The Company received a grant from the Iowa Corn Promotion Board for the purpose of a financial feasibility and legal fees for an equity drive. The grant stipulations were to pay up to 50% of the total cost of these fees not to exceed $25,000. The Iowa Corn Promotion Board has assumed a maximum of $25,000 toward payment to the Grantee (the Company). The Company received the entire $25,000 from the Iowa Corn Promotion Board in 2007.
Income Taxes: The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.
Recently Issued Accounting Standards: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. The Company partially adopted SFAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company has determined that FASB Statement No. 157 has no material effect on the financial statements as of March 31, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. This statement became effective for the Company for the fiscal year starting January 1, 2008. The Company has determined that FASB Statement No. 159 has no material effect on the financial statements as of March 31, 2008.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Consolidated Financial Statements).” SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the effect, if any, that the adoption of SFAS 161 will have on its results of operations, financial position, and the related disclosures.
Note 2. Development Stage Company
The Company was formed on December 7, 2005 to have a perpetual life. The Company was capitalized by contributions from eight founders who each contributed $25,000 for 75 units of membership interests.
Income and losses are allocated to all members based upon their respective percentage of membership units held. See note 4 for further discussion of members’ equity.
Note 3. Debt
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
March 31, 2008
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008
In addition, during the term of the loans, the Company will be subject to certain financial covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit the access to the capital resources necessary to continue plant construction or operations.
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
Maturities of long-term debt, with the exception of the $100,000 forgivable loan, as of March 31, 2008, are due in future years as follows:

Year ending March 31,
2009	$15,000
2010	20,000
2011	20,000
2012	20,000
2013	20,000
Thereafter	5,000

$100,000

Note 4. Members’ Equity
The Company has raised a total of $89,920,000 in membership units. By a motion of the board on May 10, 2006 the total seed stock issued was capped at $1,325,000. This total consists of the initial $200,000 (600 units at $333.33 per unit) issued on January 11, 2006 to the founding members. It also consists of $1,125,000 (2,250 units at $500 per unit) which was raised from other seed stock investors on May 10, 2006. On October 29, 2007 $88,595,000 (88,595 units at $1,000 per unit) in membership units were issued and $7,500,000 (7,500 units at $1,000 per unit) of the subscription units were rejected. All of the rejected subscription units were paid in 2008.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008
Note 5. Related Party Transactions
The Company has engaged one of their board members as Vice President of Project Development. The Vice President of Project Development will serve as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. The Company expects the aggregate fee for those services to approximate $40,000. Costs incurred for these services were none, none, and $20,000 for the three months ended March 31, 2008, the three months ended March 31, 2007, and the period from December 7, 2005 (date of inception) to March 31, 2008, respectively, with the remainder to be paid at the first grind of corn.
The Company has engaged the spouse of the President of the board to serve as an independent contractor to provide various duties. These duties primarily include administration of project development. Costs incurred under this agreement were none and $46,400 for the three months ended March 31, 2007 and the period from December 7, 2005 (date of inception) to December 31, 2007, respectively. Starting January 1, 2008 this person was hired as an employee, and as of March 31, 2008 the Company has incurred approximately $8,000 in payroll costs related to this agreement.
Note 6. Commitments and Contingencies
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
On July 18, 2007, the Company also entered into a First Amendment to the Design-Build Agreement. Pursuant to the Amendment, Fagen, Inc. will accept Notice to Proceed on an earlier date than that set forth in the Design-Build Agreement. In exchange for beginning work on an earlier date, the Company has agreed to pay Fagen, Inc. an increased contract price of $120,587,000. There will be no adjustment of the Contract Price based on an increase in the Construction Cost Index (“CCI”) published by Engineering News-Record Magazine, as was set forth in the Design-Build Agreement.
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
On November 29, 2007 the Company was awarded a USDA loan guarantee which is subject to using coal gasification technology. This award will guarantee 60% of a $40,000,000 loan from Home Federal Savings Bank. The USDA reserves the right to terminate its commitment if certain conditions set forth in the agreement are not met by November 2008. This loan is not included in the master loan agreement with Home Federal (see note 3).

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008
The Company has entered into an engineering services agreement for Phase I and Phase II with Fagen Engineering, LLC. Phase I consists of the design package for the grading and drainage of the plant site. Phase II consists of the design package for the site work and utilities for the plant. For the three month period ended March 31, 2008 and 2007, the Company has incurred $9,250 and none, respectively, of costs year-to-date with Fagen Engineering, LLC. Since inception the Company has incurred costs of $74,000 with Fagen Engineering, LLC.
As of March 31, 2008 five land options have been exercised and two options have been extended until April 1, 2008. In the event of the exercise of these options the purchase price will be two and one half (2 1/2) times the value of the premises based on a real estate appraisal. An additional payment of $18,125 was required for the option extensions. One of the two options that extended until April 1, 2008 has been extended further and the other option was allowed to expire.
The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The initial work authorization is on a time and materials basis for the air quality permit application. Due to applying for a Title 5 air permit the cost will be higher than the initial authorization. For the three month period ended March 31, 2008 and 2007, the Company has incurred $8,111 and $5,518 of costs year-to-date with Air Resource Specialists, Inc. Since inception the Company has incurred costs of $62,877 with Air Resource Specialists, Inc.
The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The company also has hired PlanScape Partners to assist in grant application and other various program applications, the cost of these services are based on the time to complete each individual application. For the three month period ended March 31, 2008 and 2007, the Company has incurred $1,551 and $22,723 of costs with PlanScape Partners. Since inception the Company has incurred costs of $34,827 with PlanScape Partners.
The Company has entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification as an alternative energy source for the plant once the Company has reached substantial operations. Project assistance will consist of design and FEL II level cost estimates for the balance of plant items outside the gasifier, refinement of coal transportation and supply options, and development of plant performance guarantees. In exchange for their services, the Company has agreed to pay Burns & McDonnell $461,750. For the three month period ended March 31, 2008 and 2007, the Company had no expenditures related to this agreement. Since inception though, the Company has incurred all $461,750 of costs with Burns & McDonnell.
The Company has entered into an agreement with Terracon Consultants Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon’s estimated fees for the borings and testing are $66,700 to $72,000. Terracon has also been hired to perform an environmental study and provide project oversight of the dirt work. The fees for these services are paid based on the time and any materials needed. For the three month period ended March 31, 2008 and 2007, the Company has incurred $7,867 and $43,001 of costs year-to-date with Terracon Consultants Inc. Since inception the Company has incurred costs of $147,768 with Terracon Consultants Inc.
The Company has entered into an agreement with Transystems to prepare plans, details and specifications for rail plans. Transystems fees for these services are $91,000. For the three month period ended March 31, 2008 and 2007, the Company has incurred $52,302 and 51,527, respectively, of costs year-to-date with Transystems. Since inception the Company has incurred costs of $127,310 with Transystems.
The Company has entered into an agreement with JB Holland Construction, Inc. to perform Phase I and Phase II dirt work preparation and stabilization of the plant site. The base fees for these services are $7,011,606 and change orders through March 31, 2008 have totaled $383,829. For the three month period ended March 31, 2008 and 2007, the Company has incurred none and none, respectively, of costs year-to-date with JB Holland Construction, Inc. Since inception the Company has incurred costs of $4,548,041 with JB Holland Construction, Inc.
In December 2007 the Company entered into an agreement with Cornerstone Energy, LLC to construct approximately 7.25 miles of pipeline connecting the Company to the interstate pipeline. The Company has budgeted approximately $4,000,000 for the cost of the pipeline. As of March 31, 2008, the Company had incurred no costs related to this agreement.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008
In February 2008, the Company entered into an agreement with Denver Underground & Grading, Inc. for Phase II piping and underground excavation for a contract price of $449,191. As of March 31, 2008, the Company had incurred no costs related to this agreement.
On December 19, 2007, the Iowa Department of Economic Development approved the Company for a package of benefits, provided the Company meets and maintains certain requirements. The package provides for the following benefits: (1) a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program; (2) a grant of $240,000 under the Revitalize Iowa’s Sound Economy program for the construction of a turning land off of Iowa Highway 24 to the plant; and (3) the following tax incentives under the High Quality Jobs Program from the state of Iowa:
1) Refund of sales, service or use taxes paid to contractors and subcontractors during construction work (estimated at $4,289,600).
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-Looking Statements
Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. You should read this report thoroughly with the understanding that we cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the following factors:
•	Changes in our business strategy, capital improvements or development plans;
•	Increases in construction costs or delays or difficulties in the construction of the plant, resulting in a delay of start-up of plant operations;
•	Changes in the availability and price of corn;
•	Our inelastic demand for corn, as it is the only available feedstock for our plant;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching available markets;
•	Fluctuation in U.S. petroleum prices and corresponding oil consumption;
•	Ethanol supply exceeding demand and corresponding ethanol price reductions;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture or automobile industries;
•	Changes in the availability and price of natural gas, corn, and/or coal and the market for distillers grains;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Additional ethanol plants or expansions of ethanol plants existing or being constructed in close proximity to our ethanol facility in north eastern Iowa;
•	Competition from alternative fuel additives; and
•	Our ability to hire management personnel, as well as administrative and operational personnel.
Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to the reasons described in this report. We are no under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Available Information
Information about us is also available at our website at www.homelandenergysolutions.com, under “Investor Relations — SEC Filings,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.

Overview
Homeland Energy Solutions, LLC was formed as an Iowa limited liability company on December 7, 2005 for the purpose of constructing, owning and operating a 100 million gallon per year (MGY) fuel-grade ethanol plant to be located in Chickasaw County, Iowa. References to “we,” “us,” “our” and the “Company” refer to Homeland Energy Solutions, LLC. We are in the development stage and have not begun production of ethanol and distillers grains at the plant.
Our total project cost is approximately $173,860,000, which we plan to finance with a combination of equity and debt. We previously issued and sold 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We issued and sold an additional 88,595 membership units in an offering registered with the Securities and Exchange Commission (SEC) for a total of $88,595,000 in offering proceeds. The remaining project costs are being financed through our senior debt financing package with Home Federal Savings Bank which includes a Construction Loan for our project for up to $94,000,000 and a revolving line of credit of up to $6,000,000 of which we expect to be available to us once we are operational.
The construction of our ethanol plant by our design-builder, Fagen, Inc., began shortly after the close of our registered offering and senior debt financing in November, 2007. As of April 30, 2008, we estimate that total construction of the plant is 25% complete. We experienced minor delays in construction due to the extreme cold temperatures we faced in January and February 2008. In addition, we have added some updates to the plant to conserve energy and water, which has caused a delay in the engineering for the plant. However, management believes that the benefits of implementing these updates will outweigh the delay in construction in the long run. We anticipate that the plant will be operational by April 2009.
As construction of our ethanol plant progresses, we plan to continue to explore our options for incorporating a coal gasification energy center into our plant as an alternative to natural gas as our energy source. Construction of such an energy center would require significant additional funds, either through additional equity, debt financing or a combination of both.
Because we are a development stage company with no operating history, we do not yet have comparable income, production and sales data for the three months ended March 31, 2008. If you undertake your own review and comparison of the three months ended March 31, 2008 and the three months ended March 31, 2007, it is important that you keep in mind that we expect our financial results to change significantly once we become operational.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months focused on (1) project development, plant construction and preparing for start-up of our operations; and (2) exploration and capitalization of a possible coal gasification energy center as an alternative energy source to natural gas. We expect that the proceeds of our equity offerings in combination with available debt facilities will provide us with sufficient cash on hand to cover all costs associated with construction of the project with natural gas as our energy source. However, in the event that we suffer a shortfall, we may seek additional equity and/or debt financing to complete project capitalization. We estimate that the total project cost to construct the plant utilizing natural gas as an energy source will be approximately $173,860,000.
In the event that we determine to install a coal gasification energy center, we will have to seek additional equity and/or debt financing to fund its construction. We estimate that the cost of the energy center would be approximately $64,500,000, which could change due to the cost of coal, construction costs, and our financing structure or other market conditions. We have not yet determined to proceed with a coal gasification energy center. If we decide to proceed, we do not have any agreements in place for the financing of a coal gasification energy center and there is no guarantee that we will be able to enter into any such agreements in the future.
Site Development and Construction Activities
On July 18, 2007, we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of our ethanol plant (the “Design-Build Agreement”) for a contract price of $120,000,000. On March 26, 2008, we entered into a change order with Fagen, Inc., for additional work, design and materials required to provide and install larger heat recovery steam generator units, resulting in an increase in the Fagen contract price to approximately $120,587,000.

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
As of April 30, 2008, we estimate that plant construction is 25% complete. With the arrival of spring, our design-builder, Fagen, Inc., has increased the pace of construction in order to complete construction and begin operations by April, 2009. Fagen, Inc. currently has 80 of their employees and contractors on our site working on plant construction. All road ways into and internally in the plant have been completed to grade with the sub overlay complete. The civil work on the process area is approximately 60% complete and installation of the evaporators and other equipment has begun. The civil work on the distillers grains building is approximately 60% complete, and we expect the building construction to commence this May. The pilings to support the grain silos are about 30% complete, and we expect our grain storage facilities to be completed by the end of October, 2008.
Construction on our rail facilities is expected to begin the first part of July 2008, with completion by December 2008. In addition, construction of the turning lane into the plant from State Highway 24 is also expected to begin this May. Our process wells are 100% completed, and the piping from the production wells is expected to begin this May. Our water treatment facilities have been delivered and the foundation work is scheduled to begin this May.
Our plant site does not have an existing gas line to supply natural gas to our plant. To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline from an interstate pipeline will be necessary. We were in negotiations with both Alliance and Northern Natural Gas for connection to their respective interstate pipelines. We have since determined to connect to the Northern Natural Gas interstate pipeline, and have entered into an agreement in April 2008 regarding the connection and transportation services.
On December 4, 2007, we entered into agreements with Cornerstone Energy, LLC d/b/a/ Constellation NewEnergy — Gas Division CEI, LLC (Cornerstone) for the supply of natural gas to our plant and for the construction of our natural gas pipeline. We later entered into a change order with Cornerstone regarding the pipeline specifications and contract price on March 31, 2008. Under the pipeline agreement and subsequent change order, the pipeline will connect to the Northern Natural Gas Interstate Pipeline and will consist of approximately 8.5 miles of 6” diameter steel piping. The cost of this pipeline is expected to be approximately $4,000,000, which we have included in our estimated budget. The contract price of the natural gas has not been set, but will be based on current market prices for natural gas plus a likely surcharge per MMBtu. We will also have the option to participate in Cornerstone’s natural gas hedging program. We are currently negotiating easements with the landowners whose land the pipeline must cross, and we anticipate construction beginning on the pipeline in August 2008 with completion anticipated by December 2008.
Employees
As of January 1, 2008, Deanna Eastman, the spouse of our director and President, Stephen K. Eastman, became an employee of Homeland, where previously she was retained as an independent contractor providing various project administration and development duties. We continue to retain our construction manager, Mark W. Zuehlke, through a local union, to oversee construction at our plant site. Mr. Zuehlke’s contract extends until May 2009.

We are currently seeking a Chief Executive Officer/Plant Manager and other key employees as construction progresses and we get closer to plant start-up.
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulation and we have obtained the required environmental permits to commence construction of the plant. We will be required to obtain additional permits and have various plans in place prior to the start-up of operations. Currently, we do not anticipate a problem receiving our remaining required environmental permits. However, if for any reason any of these permits are not granted, production at our plant may be delayed or discontinued and you may lose some or all of the value of your investment. The following is a summary of the permits that we have received as of the date of this report and those permits and plans that will be required prior to start-up of operations:
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
We have been in negotiations with various companies regarding the development and construction of a coal gasification energy center, including Econo Power International Corporation (“EPIC”) with whom we are discussing a possible joint venture for the construction/operation of a coal gasification energy center. On December 3, 2007, we entered into a Coal to Fuel Conversion Agreement with Homeland Gasification, LLC (“Homeland Gas”), which would be a joint venture with EPIC. Under the anticipated joint venture, Homeland Gas would construct a coal gasification facility that would utilize EPIC technology to convert coal to fuel gas to provide process energy for our plant. Both EPIC and Homeland Energy would contribute funds to finance the construction of the energy center.
However, there are a number of contingencies in place which must be satisfied before Homeland Gas’s obligations arise under the Coal to Fuel Gas Conversion Agreement, including but not limited to the receipt of all of the necessary licenses, permits and other approvals required for the facility, funding of the facility, and approval of our Board of Directors. Under the agreement, if all of the conditions were not met by March 31, 2008, then either we or Homeland Gas has the power to terminate the Coal Conversion Agreement upon 10 days written notice. However, we will be obligated to pay $10,000 to Homeland Gas for engineering and project development costs. As of the date of this report, the agreement has not been terminated, but we do not have any agreements in place for the financing or construction of a coal gasification energy center and there is no guarantee that we will be able to enter into any such agreements in the future.

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
Results of Operations for the Three Months Ended March 31, 2008
We are not yet operational and therefore have no revenue from operations. We anticipate that we will be operational by April, 2009; however, there is no guarantee or assurance that we will not encounter additional delays in construction. We will not have revenue to report until our plant is operational.
Trends and Uncertainties Impacting our Future Operations
We are subject to industry-wide factors that we expect will affect our future operating and financial performance. Ethanol prices have recently trended upwards from low ethanol prices experienced in the latter part of calendar year 2007. However, management expects that the supply of ethanol in the market may continue to increase which may have a negative effect on the price of ethanol. As of April 2, 2008, the Renewable Fuels Association reports that the total United States ethanol production capacity will grow by more than 5 billion gallons, through new or expanding ethanol plants beginning production. According to the Renewable Fuels Association, ethanol demand during 2007 reached more than 6.8 billion gallons, an increase from the nearly 5.4 billion gallons of demand in 2006. However, the current production capacity of the ethanol industry surpasses the 2007 ethanol demand significantly. Thus, if demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings.
The principal purchasers of ethanol are petroleum terminals located throughout the United States. The RFS has led to significant new investment in ethanol production across the country. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. In addition to demand created by the RFS, some blenders may be motivated to reduce the cost of gasoline by blending additional ethanol into the gasoline. This would occur when ethanol prices combined with the Volumetric Ethanol Excise Tax Credit of $0.51 per gallon of ethanol blended into gasoline are lower than the cost of gasoline.
The RFS requirement for 2008 is 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022. The RFS caps grain-based ethanol, such as the ethanol we produce, at 15 billion gallons per year starting in 2015. In addition, the RFS requires that a significant portion of these 36 billion gallons come from “advanced” renewable fuels, such as cellulosic ethanol.
Due to the current high corn prices, discussion of cellulose based ethanol has recently increased. Public criticism of the ethanol industry may lead to more pressure to produce ethanol from sources other than corn due to this negative public sentiment regarding the use of corn for ethanol production. Cellulosic ethanol is ethanol that is produced using cellulose as the feedstock instead of corn. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Currently, production of cellulosic ethanol is in its infancy. It is technology that is as yet unproven on a commercial scale.
However, the Energy Independence and Security Act of 2007 authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions. In addition, the Act authorizes $25 million annually in 2008, 2009 and 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process as our plant is not designed to produce cellulosic ethanol. Our plant would likely not be easily converted to producing ethanol from cellulose.

The Energy Independence and Security Act of 2007 also includes provisions for a variety of studies focusing on the optimization of flex fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry.
In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa. One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be from renewable fuels by 2009. The Iowa renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019. This could increase local demand for ethanol significantly and may increase the local price for ethanol. However, this will also likely lead to additional ethanol production in Iowa and corresponding increased competition for raw materials in Iowa.
Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. According to media reports in the popular press, some consumers believe the use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines, and that the process of producing ethanol actually uses more fossil energy than is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many blame ethanol for high food prices. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it could negatively affect our ability to sell our product and may negatively impact our profitability.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of the costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of March 31, 2008, the United States Department of Agriculture estimated that 2008 corn acres planted will be down 8% from 2007, when corn acreage planted was the highest since 1944. The USDA attributes the decrease in expected acreage to favorable prices for other crops, high input costs for corn and crop rotations. With less acreage anticipated, we expect corn to remain at high price levels. Although we do not expect to begin operations until the first quarter of 2009, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide will also likely increase the demand for corn, which will likely drive the price of corn upwards. This would impact our ability to operate profitably. In addition, it is possible that an extended drought or other corn production problems may result in a corn shortage. Natural gas will also be an important commodity to our production process. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.
Liquidity and Capital Resources
We expect to be able to satisfy our cash requirements for the next 12 months using our equity financing, senior credit facility, and grant funds. We are exploring our options for incorporating a coal gasification energy center. If we decide to proceed with a coal gasification energy center, we may conduct an offering of our units in the future for the purpose of funding the center. However, we do not expect to have to raise additional funds within the next 12 months to complete construction of our plant utilizing natural gas as our energy source.
Financial Results for our Fiscal Quarter Ended March 31, 2008
As of our fiscal quarter ended March 31, 2008, we have total assets of approximately $102,668,000 consisting primarily of cash and cash equivalents, construction in progress and land. We have current liabilities of approximately $10,436,000 consisting primarily of accounts payable and retainage payable. Total members’ equity as of March 31, 2008, was approximately $92,000,000. Since our inception through our fiscal quarter ended March 31, 2008, we have generated no revenue from operations. For the fiscal quarter ended March 31, 2008, we had net income of approximately $179,000 from interest earned on our equity proceeds.

Estimated Sources of Funds
The following schedule sets forth our estimated sources of funds to build and fund the start-up operations of our proposed ethanol plant near New Hampton, Iowa.
 We have issued 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We have also issued 88,595 units in our SEC registered offering for an aggregate amount of $88,595,000 in offering proceeds. The registered offering proceeds are available to us for construction and other development expenses, as well as the interest earned on those proceeds. The following schedule sets forth our estimated sources of funds to build the ethanol plant to be located near New Hampton, Iowa. This schedule could change in the future depending on whether we receive additional grants or debt financing.

Sources of Funds		Percent
Seed Capital Proceeds (1)	$1,325,000	0.71%
Registered Unit Proceeds (2)	$88,595,000	47.35%
Senior Debt Financing (3)	$94,000,000	50.24%
Interest on Registered Unit Proceeds (4)	$3,180,000	1.70%

Total Sources of Funds (5)	$187,100,000	100.00%

(1)	We have issued a total of 2,850 units to our founders and seed capital investors in previous private placement offerings in exchange for proceeds of $1,325,000.

(2)	As of the close of our registered offering on November 30, 2007, we issued 88,595 membership units in exchange for proceeds of $88,595,000.

(3)
We have entered into a definitive agreement with Home Federal Savings Bank for a Construction Loan of up to $94,000,000 (of which $20,000,000 may be converted into a Term Revolving Loan upon start-up of operations). In addition, we will have available to us a Revolving Line of Credit Loan in an amount not to exceed $6,000,000, which will be available upon start-up of operations.

(4)	As of March 31, 2008, we had earned approximately $3,180,000 in interest on escrow account prior to and the money market account after, the release of our unit proceeds from escrow.

(5)
Our total sources of funds is expected to be sufficient to cover our estimated project cost of $173,860,000 as well as to cover the $10,000,000 debt service reserve that we are required to maintain under our senior debt financing with Home Federal Savings Bank.

Estimated Use of Proceeds
We expect the project to cost approximately $173,860,000 to complete. In addition, we will be required to maintain a $10,000,000 debt service reserve that will serve as collateral for our senior debt financing loans. The following table reflects our estimate of costs and expenditures, as of the date of this report, for the ethanol plant we are building near New Hampton, Iowa. These estimates are based on discussions with our design-builder, Fagen, Inc., our technology provider, ICM Inc., our lenders and management research. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report. As the project progresses, any material changes will be reflected in our budget.

		Percent of
Use of Proceeds	Amount	Total
Plant construction(1)	$120,812,000	69.15%
Land cost	3,500,000	2.01%
Site development costs	5,670,000	3.26%
Pipeline costs	4,000,000	2.30%
Construction contingency(2)	1,633,000	1.28%
Construction insurance costs	380,000	0.22%
Construction manager fees	125,000	0.07%
Administrative building	1,020,000	0.59%
Office equipment	85,000	0.04%
Computers, Software, Network	175,000	0.10%
Rail Infrastructure	11,000,000	6.33%
Rolling stock	500,000	0.29%
Fire Protection, water supply and water treatment	3,500,000	2.01%
Capitalized interest	4,000,000	2.30%
Start up costs:
Financing costs	1,200,000	0.69%
Organization costs (3)	1,400,000	0.80%
Pre production period costs	950,000	0.56%
Working capital	7,000,000	4.03%
Inventory — corn	2,660,000	1.53%
Inventory — chemicals and ingredients	500,000	0.29%
Inventory — Ethanol	2,500,000	1.43%
Inventory — DDGS	500,000	0.29%
Spare parts — process equipment	750,000	0.43%

Total	$173,860,000	100.00%

(1)
On March 26, 2008, we entered into a change order with our design-builder, Fagen, Inc., for additional work, design and materials required to provide and install larger heat recovery steam generator units, resulting in an increase in plant construction costs of approximately $587,000.

(2)	The construction contingency has been reduced by a corresponding $587,000 from prior budget disclosures to account for the increase in the contract price with Fagen, Inc. as described in note 1 above.

(3)	Includes estimated offering expenses of $347,000.
Short-Term and Long-Term Debt Sources
On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility for the construction of our plant. The Master Loan Agreement provides for (i) a Construction Loan in an amount not to exceed $94,000,000; and (iii) a Revolving Line of Credit Loan in an amount not to exceed $6,000,000 (the foregoing collectively referred to as the “Loans”).
Under the terms of the Construction Loan, Home Federal agreed to lend us up to $94,000,000 for our project costs at an interest rate equal to the LIBOR rate plus 350 basis points. Home Federal agreed to convert up to $74,000,000 of the Construction Loan into a Term Loan 60 days after the earlier of May 1, 2009 or the date that a completion certificate stating that our plant is completed and that the processing equipment and fixtures are fully operational. We will make monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later. Beginning in the seventh month after conversion, we will make equal monthly principal payments in the amount of $616,666.67 plus accrued interest. All unpaid principal and accrued interest on the Term Loan that was so converted will be due on the fifth anniversary of such conversion. In addition to the conversion of up to $74,000,000 of the Construction Loan into a Term Loan, A maximum of $20,000,000 of the Construction Loan may be converted into a Term Revolving Loan. Interest on the Term Revolving Loan will accrue interest at a rate equal to the LIBOR rate plus 325 basis points. Home Federal has agreed to make advances on this Term Revolving Loan; however, such advances must be after the conversion and for a minimum of $50,000.

We will have the right to convert up to 50% of the portion of the Construction Loan that is converted into a Term Loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five-year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Home Federal and us. The remaining converted portion will bear interest at a rate equal to the LIBOR rate plus 325 basis points.
As a condition precedent to the conversion of any portion of the Construction Loan into the Term Loan and Revolving Term Loan, we must have executed marketing agreements for all ethanol and distillers grains and provided Home Federal with collateral assignments of all such agreements. In addition, we must obtain Home Federal’s approval in the event we become aware of any change in the approved project costs that will increase our total project cost in excess of $50,000. Home Federal has the right to order that work on the project be stopped and may withhold disbursements if construction departs from the approved plans and specifications or sound building practices.
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
In connection with the Master Loan Agreement, we executed a mortgage in favor of Home Federal creating a senior lien on our real estate and our plant, including an assignment of all rents and leases to our property. Additionally, we granted Home Federal a security interest in all personal property located on our real estate. Finally, we granted a security interest in our government permits for the construction of the project and all reserves, deferred payments, deposits, refunds, cost savings and payments of any kind relating to the construction of our plant. Therefore, if we attempt to change any plans and specifications for the project from those that were approved by Home Federal that might adversely affect the value of Home Federal’s security interest and have a cost of $25,000 or greater, we must obtain Home Federal’s prior approval.
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
Grants and Government Programs
We have received a grant from the Iowa Corn Promotion Board in the amount of $25,000 for the preparation of our feasibility study and legal fees during our equity drive.
In addition, on December 19, 2007, the Iowa Department of Economic Development has approved us for a package of benefits, provided we meet and maintain certain requirements. The package provides for the following benefits: (1) a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program; (2) a grant of $240,000 under the Revitalize Iowa’s Sound Economy program for the construction of a turning lane off of Iowa Highway 24 to the plant; and (3) the following tax incentives under the High Quality Jobs Program from the state of Iowa:
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
Grants and Government Programs for Coal Gasification
We have received a $40,000,000 loan guarantee from the United States Department of Agriculture (“USDA”) under the Rural Energy Program. This guarantee is contingent upon the construction of a coal gasification energy center at our plant. If we determine to install a coal gasification energy center, we plan to use the guarantee to attract additional debt financing to help fund the energy system. However, the conditional guarantee will expire on November 29, 2008, unless further extended by the USDA.
We have also applied to the Iowa Power Fund for approximately $8,000,000 in funds to help finance the construction of a coal gasification energy center. The Iowa Power Fund is a $100,000,000 state fund with the purpose of expanding Iowa’s renewable energy industry and research and development of new technologies around the renewable fuels industry. The fund created an Office of Energy Independence governed by a board, which will evaluate applications and award funds to renewable energy projects in the state of Iowa. The Iowa Power Fund will distribute $25,000,000 to projects in 2008 and an additional $75,000,000 over the next three years. There is no guarantee that we will receive all $8,000,000 in funds that we have applied for and it is possible that we will not receive any award from the Iowa Power Fund.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
Item 4. Controls and Procedures.
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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Principal Executive Officer, Stephen Eastman, and our Principal Financial and Accounting Officer, Bernard Retterath. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not operating effectively during the period covered by this report. Specifically, the controls and procedures were not effective to detect the inappropriate application of US GAAP standards, and the flow of information and documentation among management was not sufficient to ensure reportable developments are timely reported and included in the footnotes to the financial statements. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
Homeland Energy Solutions has formed an audit committee and that committee will increase its review of our disclosure controls and procedures. In the future, we intend to hire personnel qualified in the areas of accounting and financial management. We have also engaged an external accounting firm to assist us with our review of financial information relative to our financing arrangements. Finally, we have designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-KSB for the fiscal year ended December 31, 2007. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” of our annual report for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition and future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following is a breakdown of units registered and units sold in our registered offering:

Amount	Aggregate price of the		Aggregate price of the
Registered	amount registered	Amount Sold	amount sold
110,000	$110,000,000	88,595	$88,595,000

Our total expense related to the registration and issuance of these units was approximately $347,000, which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in November 2007. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $1,325,000 we raised in seed capital, after deduction of expenses were approximately $89,573,000. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (November 30, 2006, commission file no. 333-135967) through our quarter ended March 31, 2008:

Plant Construction(1)	$44,870,000
Financing Costs(2)	$1,173,000
Real Estate Purchases and Land Improvements(3)	$8,000,000
Repayment of Indebtedness(4)	$4,900,000
Other Expenses(5)	$545,000

Total	$59,488,000

(1)	This includes approximate expenses incurred as of March 31, 2008 for plant construction, road construction and other miscellaneous equipment and construction costs.

(2)	We incurred approximately $1,173,000 in bank origination/loan fees for our senior debt financing and bridge loan.

(3)	We have paid approximately $3,500,000 to purchase the land for our plant site and approximately $4,500,000 to improve the land as of March 31, 2008.

(4)	We incurred approximately $4,900,000 for the repayment of our bridge loan.

(5)	This includes payments to director Pat Boyle under his Project Development Agreement, as well as our employee, Deanna Eastman, and our Construction Manager, Mark W. Zeuhlke.
All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units, except for payment to Pat Boyle of approximately $20,000 under the project development agreement between Mr. Boyle and the Company.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the first fiscal quarter of 2008.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included herein:

Exhibit No.	Description

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC
May 15, 2008	/s/ Stephen K. Eastman
Stephen K. Eastman, Principal Executive Officer

May 15, 2008	/s/ Bernard Retterath
Bernard Retterath, Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.