Form 10-Q
period 2008-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2008-08-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.
Commission file number 000-53202
HOMELAND ENERGY SOLUTIONS, LLC
(Name of small business issuer in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 W. Main Street, Riceville, IA	50466
(Address of principal executive offices)	(Zip Code)
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
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2008 there were 91,445 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Homeland Energy Solutions, LLC
(A Development Stage Company)
Balance Sheets
June 30, 2008 and December 31, 2007

	06/30/2008	12/31/2007
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,803,254	$64,986,226
Attorney escrow account	527	527
Prepaid expenses	233,791	277,746

Total current assets	14,037,572	65,264,499

PROPERTY AND EQUIPMENT
Land	3,556,482	3,556,482
Equipment	23,816	23,816
Construction in progress	86,435,505	40,044,456

	90,015,803	43,624,754
Less accumulated depreciation	5,988	4,089

	90,009,815	43,620,665

OTHER ASSETS
Loan fees, net of amortization 2008 $140,921; 2007 $52,459	1,032,051	1,120,513
Other assets	334,783	423,665

	1,366,834	1,544,178

	$105,414,221	$110,429,342

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Balance Sheets
June 30, 2008 and December 31, 2007

	06/30/2008	12/31/2007
	Unaudited	Audited

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,184,169	$6,978,172
Accounts payable, related parties	—	66,400
Retainage payable	5,835,775	3,592,124
Rejected subscriptions payable	—	7,500,000
Accrued interest related to rejected subscriptions	—	217,164
Property tax payable	5,836	5,836
Payroll tax payable	12,199	2,458
Current portion of long term liabilities	20,000	15,000

Total current liabilities	13,057,979	18,377,154

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	175,000	185,000

MEMBERS’ EQUITY
Capital units, less syndication costs	89,572,744	89,558,501
Equity accumulated during development stage	2,608,498	2,308,687

	92,181,242	91,867,188

	$105,414,221	$110,429,342

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Operations

			Period From
	Three Months	Three Months	Inception
	Ended	Ended	(12/7/2005) to
	06/30/2008	06/30/2007	06/30/2008
	Unaudited	Unaudited	Unaudited

OPERATING REVENUE	$—	$—	$—

OPERATING EXPENSES
Professional expenses	11,288	49,461	522,993
Engineering & design	—	—	18,652
Feasibility studies	—	—	84,750
Filings fees/permits	(9,192)	1,676	23,075
Land options	—	—	1,650
Insurance	—	4,619	23,297
Office expense	3,217	710	20,399
Depreciation	950	950	5,988
Amortization	—	—	390
Rent	1,221	900	6,860
Utilities	1,673	898	10,239
Wages	12,139	—	20,020
Payroll taxes	1,265	—	1,532
Property tax	—	341	341
Miscellaneous expense	(2,087)	4,758	13,936

Total operating expenses	20,474	64,313	754,122

OTHER INCOME
Interest income	155,349	10,306	3,334,947
Crop income	—	—	2,673
Grant income	—	—	25,000

	155,349	10,306	3,362,620

Net income (loss)	$134,875	$(54,007)	$2,608,498

Income (loss) per unit	$1.47	$(18.95)

Weighted average of units outstanding	91,445	2,850

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Operations

	Six Months	Six Months
	Ended	Ended
	06/30/2008	06/30/2007
	Unaudited	Unaudited

OPERATING REVENUE	$—	$—

OPERATING EXPENSES
Professional expenses	155,243	100,622
Filings fees/permits	—	2,834
Insurance	—	9,239
Office expense	5,435	3,879
Depreciation	1,899	1,899
Amortization	—	390
Rent	2,635	2,100
Utilities	3,709	4,069
Crop input expense	—	4,552
Wages	20,020	—
Payroll taxes	1,532	—
Property tax	—	341
Miscellaneous expense	10,279	1,027

Total operating expenses	200,752	130,952

OTHER INCOME
Interest income	514,806	21,633
Grant income	—	14,125

	514,806	35,758

Net income (loss)	$314,054	$(95,194)

Income (loss) per unit	$3.43	$(33.40)

Weighted average of units outstanding	91,445	2,850

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statement of Members’ Equity
For the Period from December 7, 2005 (Date of Inception) to June 30, 2008

Unaudited

Balance, December 7, 2005	$—

Capital contributions for 600 units at $333.33 per unit	200,000
Capital contributions for 2,250 units at $500 per unit	1,125,000
Syndication and offering costs	(19,107)
Net (loss) from inception to December 31, 2006	(143,796)

Balance, December 31, 2006	1,162,097

Capital contributions for 88,595 units at $1,000 per unit	88,595,000
Syndication and offering costs	(328,149)
Net income for the year ended December 31, 2007	2,438,240

Balance, December 31, 2007	91,867,188

Net income for the six months ended June 30, 2008	314,054

Balance, June 30, 2008	$92,181,242

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Cash Flows

			Period From
	Six Months	Six Months	Inception
	Ended	Ended	(12/7/2005) to
	06/30/2008	06/30/2007	06/30/2008
	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$314,054	$(95,194)	$2,608,498
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	1,899	2,289	6,378
Write off land options	—	—	1,650
Change in working capital components:
(Increase) decrease in other current assets	—	15,257	(278,273)
Increase (decrease) in accounts payable	(165,144)	(67,436)	22,403
Increase (decrease) in other current liabilities	(207,423)	4,090	18,035

Net cash provided by (used in) operating activities	(56,614)	(140,994)	2,378,691

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of certificate of deposit	—	614,488	1,214,488
Purchase of certificate of deposit	—	—	(1,214,488)
Payments for construction in progress	(43,616,358)	(321,784)	(73,263,110)
Purchase of equipment	—	—	(23,816)
Purchase of land	—	(3,528,524)	(3,554,519)
Payments for other assets	—	—	(393,891)
Purchase of land options	(5,000)	(18,125)	(38,387)

Net cash (used in) investing activities	(43,621,358)	(3,253,945)	(77,273,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	—	3,500,000	4,883,540
Payments on short-term borrowing	—	—	(4,883,540)
Proceeds from long-term borrowing	—	—	200,000
Payments on long-term borrowing	(5,000)	—	(5,000)
Payments for origination fees on long-term borrowing	—	(50,000)	(1,150,000)
Payments for offering costs	—	(1,824)	(247,607)
Contributed capital	—	—	89,920,000
Proceeds from rejected subscription funds	—	—	7,500,000
Payments for rejected subscriptions	(7,500,000)	—	(7,500,000)
Payments for syndication costs on capital units issued	—	—	(19,107)

Net cash provided by (used in) financing activities	(7,505,000)	3,448,176	88,698,286

(Continued)

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Cash Flows (continued)

			Period From
	Six Months	Six Months	Inception
	Ended	Ended	(12/7/2005) to
	06/30/2008	06/30/2007	06/30/2008
	Unaudited	Unaudited	Unaudited

Net increase (decrease) in cash	$(51,182,972)	$53,237	$13,803,254

CASH AND CASH EQUIVALENTS
Beginning	64,986,226	357,709	—

Ending	$13,803,254	$410,946	$13,803,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash payments for interest	$217,164	$—	$427,586

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	7,081,224	31,135	7,081,224
Retainage payable related to construction in progress	5,835,775	—	5,835,775
Interest capitalized	—	78,712	210,422
Insurance costs capitalized	141,309	—	141,309
Loan fee amortization capitalized	88,462	17,938	140,921
Loan fees related to short-term borrowings	—	17,572	17,572
See Notes to Unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2008
Note 1. Nature of Business and Significant Accounting Policies
Nature of business: Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) to be located in Chickasaw County, was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the company intends to produce and sell distillers dried grains as byproducts of ethanol production. Preliminary site preparation has been completed and construction began in November 2007. As of June 30, 2008, the Company is in the development stage with its efforts being principally devoted to organizational activities, construction activities and project feasibility activities.
Significant accounting policies:
The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2007.
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
Property and Plant: The Company incurred site selection and plan development costs on the proposed site that were capitalized. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation. Estimated useful lives range from 5 — 7 years.
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
June 30, 2008
Cost of Raising Capital: The Company deferred the costs incurred to raise equity financing until that financing occurred. At that time the costs were deducted from the proceeds received.
Organizational and Start-up Costs: The Company expensed all organizational and start-up costs totaling $754,122 for the period from December 7, 2005 (date of inception) through June 30, 2008.
Revenue Recognition: Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products. Interest income is recognized as earned.
Fair Value: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008. The respective carrying value of all on-balance-sheet financial instruments approximated their fair values.
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
Recently Issued Accounting Standards: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. The Company partially adopted SFAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company has determined that FASB Statement No. 157 has no material effect on the financial statements as of June 30, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. This statement became effective for the Company for the fiscal year starting January 1, 2008. The Company has determined that FASB Statement No. 159 has no material effect on the financial statements as of June 30, 2008.
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
June 30, 2008
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is evaluating the effect, if any, that the adoption of SFAS 161 will have on its results of operations, financial position, and the related disclosures.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2008
Conversion to Term Loan and Term Revolving Loan
Home Federal has agreed to convert up to $74,000,000 of the Construction Loan into a Term Loan 60 days after the earlier of May 1, 2009 or the date that a completion certificate stating that the project is completed and that the processing equipment and fixtures are fully operational, provided that all of the terms, conditions, warranties, representations, and covenants by the company as set forth in the Master Loan Agreement and supplements thereto are satisfied. The Company will make monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later. Beginning in the seventh month after conversion, equal monthly principal payments in the amount of $616,667 plus accrued interest will be made. All unpaid principal and accrued interest on the term loan that was so converted will be due on the fifth anniversary of such conversion. The Company will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining converted portion will bear interest at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2008
Letter of Credit
On May 6, 2008, the Company signed an irrevocable standby letter of credit with Home Federal for $782,000. The Company paid 1.50% origination fee of $11,730. If drawn on, the Company is to pay interest of the 30-day LIBOR rate plus 350 basis points. The irrevocable standby letter of credit expires May 5, 2009.
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
The Company also entered into two unsecured loan agreements with the Iowa Department of Economic Development (IDED); one for a $100,000 loan to be repaid over 60 months starting April 2008 at a 0% interest rate and one for a $100,000 forgivable loan. The forgivable loan is subject to meeting terms of the agreement, including the fulfillment of Job Obligations. If the Job Obligations are not met, the IDED may require full repayment of the loan. The IDED may also elect to allow the repayment on a pro rata basis, based on the number of jobs attained compared to the number of jobs pledged.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2008
Maturities of long-term debt, with the exception of the $100,000 forgivable loan, as of June 30, 2008, are due in future years as follows:

Twelve months ending June 30,
2009	$20,000
2010	20,000
2011	20,000
2012	20,000
2013	15,000

$95,000

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
Note 5. Related Party Transactions
The Company has engaged one of their board members as Vice President of Project Development. The Vice President of Project Development will serve as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. The Company expects the aggregate fee for those services to approximate $40,000. Costs incurred for these services were none, none, and $20,000 for the six months ended June 30, 2008, the six months ended June 30, 2007, and the period from December 7, 2005 (date of inception) to June 30, 2008, respectively, with the remainder to be paid at the first grind of corn.
The Company has engaged the spouse of the President of the board to serve as an independent contractor to provide various duties. These duties primarily include administration of project development. Costs incurred under this agreement were none and $46,400 for the six months ended June 30, 2007 and the period from December 7, 2005 (date of inception) to December 31, 2007, respectively. Starting January 1, 2008 this person was hired as an employee, and as of June 30, 2008 the Company has incurred approximately $22,000 in payroll costs related to this agreement.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2008
On July 18, 2007, the Company also entered into a First Amendment to the Design-Build Agreement. Pursuant to the Amendment, Fagen, Inc. will accept Notice to Proceed on an earlier date than that set forth in the Design-Build Agreement. In exchange for beginning work on an earlier date, the Company has agreed to pay Fagen, Inc. an increased contract price of $120,587,000. There will be no adjustment of the Contract Price based on an increase in the Construction Cost Index (“CCI”) published by Engineering News-Record Magazine, as was set forth in the Design-Build Agreement. However, due to subsequent change orders, the contract price at June 30, 2008 was $120,459,611.
Coal to Fuel Gas Conversion Agreement between Homeland Energy Solutions, LLC and Homeland Gasification, LLC, a proposed joint venture of Homeland Energy Solutions, LLC and Econo Power International Corporation
On December 3, 2007, Homeland Energy Solutions, LLC entered into a Coal to Fuel Gas Conversion Agreement with Homeland Gasification, LLC (Homeland Gas), an entity to be formed by Econo Power International Corporation (“EPIC”). The Company expects to be joint owners with EPIC of Homeland Gas. Pursuant to the agreement, Homeland Gas would construct a coal gasification facility that will utilize EPIC technology to convert coal to fuel gas to provide process energy for the ethanol plant. The agreement has an effective date of November 14, 2007, and the term will end on the last day of the 15th operating year of the facility, unless terminated earlier by the terms of the agreement. Currently, Homeland Gasification, LLC has not been formed and the Company is in negotiations with EPIC regarding the use of coal gasification technology.
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
The Company has entered into an engineering services agreement for Phase I and Phase II with Fagen Engineering, LLC. Phase I consists of the design package for the grading and drainage of the plant site. Phase II consists of the design package for the site work and utilities for the plant. For the six month period ended June 30, 2008 and 2007, the Company has incurred $40,000 and $50,875, respectively, of costs year-to-date with Fagen Engineering, LLC. Since inception the Company has incurred costs of $104,750 with Fagen Engineering, LLC.
As of June 30, 2008 five land options have been exercised, one land option has been extended to April 12, 2009, and one land option was allowed to expire. In the event of the exercise of these options the purchase price will be two and one half (2 1/2) times the value of the premises based on a real estate appraisal. An additional payment of $5,000 was required for the option extension.
The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The initial work authorization is on a time and materials basis for the air quality permit application. Due to applying for a Title 5 air permit the cost will be higher than the initial authorization. For the six month period ended June 30, 2008 and 2007, the Company has incurred $11,916 and $18,610, respectively, of costs year-to-date with Air Resource Specialists, Inc. Since inception the Company has incurred costs of $66,682 with Air Resource Specialists, Inc.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2008
The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The company also has hired PlanScape Partners to assist in grant application and other various program applications, the cost of these services are based on the time to complete each individual application. For the six month period ended June 30, 2008 and 2007, the Company has incurred $1,767 and $22,723, respectively, of costs with PlanScape Partners. Since inception the Company has incurred costs of $35,043 with PlanScape Partners.
The Company has entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification as an alternative energy source for the plant once the Company has reached substantial operations. Project assistance will consist of design and FEL II level cost estimates for the balance of plant items outside the gasifier, refinement of coal transportation and supply options, and development of plant performance guarantees. In exchange for their services, the Company has agreed to pay Burns & McDonnell $461,750. For the six month period ended June 30, 2008 and 2007, the Company has incurred none and $100,000, respectively, of costs related to this agreement. Since inception, the Company has incurred all $461,750 of costs with Burns & McDonnell.
The Company has entered into an agreement with Terracon Consultants Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon’s estimated fees for the borings and testing are $66,700 to $72,000. Terracon has also been hired to perform an environmental study and provide project oversight of the dirt work. The fees for these services are paid based on the time and any materials needed. For the six month period ended June 30, 2008 and 2007, the Company has incurred $65,854 and $68,509, respectively, of costs year-to-date with Terracon Consultants Inc. Since inception the Company has incurred costs of $205,755 with Terracon Consultants Inc.
The Company has entered into an agreement with JB Holland Construction, Inc. to perform Phase I and Phase II dirt work preparation and stabilization of the plant site. The base fees for these services are $7,011,606 and change orders through June 30, 2008 have totaled $425,635. For the six month period ended June 30, 2008 and 2007, the Company has incurred 1,500,367 and none, respectively, of costs year-to-date with JB Holland Construction, Inc. Since inception the Company has incurred costs of $6,048,408 with JB Holland Construction, Inc.
In December 2007 the Company entered into an agreement with Cornerstone Energy, LLC d/b/a Constellation New Energy to construct approximately 7.25 miles of pipeline connecting the Company to the interstate pipeline for a contract price of approximately $4,000,000. The agreement also states that the Company will purchase 100% of the Company’s natural gas requirements for a five year term beginning on the date of plant start-up. As of June 30, 2008, the Company had incurred $1,186,400 related to this agreement.
In February 2008, the Company entered into an agreement with Denver Underground & Grading, Inc. for Phase II piping and underground excavation for a contract price of $449,191. Subsequent change orders have increased the contract price to $486,552. As of June 30, 2008, the Company had incurred costs of $468,776 related to this agreement.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2008
On December 19, 2007, the Iowa Department of Economic Development approved the Company for a package of benefits, provided the Company meets and maintains certain requirements. The package provides for the following benefits: (1) a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program; (2) a grant of $240,000 under the Revitalize Iowa’s Sound Economy program for the construction of a turning land off of Iowa Highway 24 to the plant; and (3) the following tax incentives under the High Quality Jobs Program from the state of Iowa:
1.	Refund of sales, service or use taxes paid to contractors and subcontractors during construction work (estimated at $4,289,600).
2.
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

3.
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
In February 2008, the Company entered into an agreement with A & B Welding for the construction of a water storage tank for a contract price of $180,000. As of June 30, 2008, the Company has incurred costs of $45,000 related to this agreement.
In March 2008, the Company entered into an agreement with Ace Steel Construction for the construction of a metal building to be used for water treatment for a contract price of $107,832. As of June 30, 2008, the Company has incurred costs of $67,641 related to this agreement.
In May 2008, the Company entered into an agreement with Brennan Construction Company for construction of a bridge over the railroad tracks for a contract amount of $876,033. As of June 30, 2008, the Company had incurred costs of $139,661 related to this agreement.
Note 7. Subsequent Event
On July 7, 2008, the Company entered into an agreement with Iowa, Chicago, & Eastern Railroad for the installation of two new mainline switches and the re-alignment of the main line at a cost of $239,764. As of June 30, 2008, the Company has incurred no costs related to this agreement.
On July 24, 2008, the Company entered into an agreement with R&R Contracting for ethanol plant rail work between New Hampton, Iowa and Lawler, Iowa for an estimated cost of $5,756,535. The project shall commence on August 15, 2008 and has a completion date of December 31, 2008. As of June 30, 2008, the Company has incurred no costs related to this agreement.
On August 5, 2008, the Company entered into an agreement to pave the plant for an estimated cost of $1,556,106. The project is to be substantially complete by December 30, 2008. As of June 30, 2008, the Company has incurred no costs related to this agreement.
In August 2008, the Company entered into an Ethanol Marketing Agreement with a company to sell all of the Company’s ethanol produced at their plant to this company, who will market all of the ethanol produced at the Company’s plant and be responsible for all transportation of the ethanol including, without limitation, the scheduling all shipments of ethanol with the Company.
In August 2008, the Company entered into a Distiller’s Grains Marketing Agreement (DG Marketing Agreement) with a company, wherein the company will purchase the distillers grains produced at the Company’s plant.

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
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other filings with the Securities and Exchange Commission.
•	Changes in our business strategy, capital improvements or development plans;

•	Increases in construction costs or delays or difficulties in the construction of the plant, resulting in a delay of start-up of plant operations;

•	Changes in the availability and price of corn;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching available markets;

•	Fluctuation in U.S. petroleum prices and corresponding oil consumption;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture or automobile industries;

•	Changes in the availability and price of natural gas, corn, and/or coal and the market for ethanol and distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants or expansions of ethanol plants existing or being constructed in close proximity to our ethanol facility in north eastern Iowa;

•	Competition from alternative fuel additives; and

•	Our ability to hire management personnel, as well as administrative and operational personnel.
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

Overview
Homeland Energy Solutions, LLC was formed as an Iowa limited liability company on December 7, 2005 for the purpose of constructing, owning and operating a 100 million gallon per year (MGY) fuel-grade ethanol plant to be located in north eastern Iowa. References to “we,” “us,” “our” and the “Company” refer to Homeland Energy Solutions, LLC. We are in the development stage and have not begun production of ethanol and distillers grains at the plant.
Our total project cost is approximately $173,860,000, which we are financing with a combination of equity and debt. We previously issued and sold 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We issued and sold an additional 88,595 membership units in an offering registered with the Securities and Exchange Commission (SEC) for a total of $88,595,000 in offering proceeds. The remaining project costs are being financed through our senior debt financing package with Home Federal Savings Bank which includes a Construction Loan for our project for up to $94,000,000 and a revolving line of credit of up to $6,000,000 of which we expect to be available to us once we are operational. Our loan obligations are secured by all of our real and personal property, and we have also assigned all rents and leases of our property to Home Federal.
Our plant is located near New Hampton, Iowa, in Chickasaw County. Construction of our ethanol plant by our Design-Builder, Fagen, Inc., began in November 2007. As of August 1, 2008, we estimate that total construction of the plant is 42% complete. We experienced minor delays in construction due to the high amounts of rain Iowa received in May and June 2008. However, we expect any delays to be mitigated by the additional workforce placed at the site, working extended work hours into the weekends. Management expects that the plant will be operational by April 2009. The plant will feature updates that are expected to conserve energy and water, which we expect will allow us to operate our plant with greater efficiency. These efficiencies should improve our results of operations once the plant is operational. Benefits of our plant site include close proximity to State and Interstate Highways, as well as rail transportation. These routes will give us access to major population and distribution centers, such as Minneapolis, Chicago, Omaha and Kansas City.
Because we are a development stage company with no operating history, we do not yet have comparable income, production and sales data for the three months ended June 30, 2008. If you undertake your own review and comparison of the three months ended June 30, 2008 and the three months ended June 30, 2007, it is important that you keep in mind that we expect our financial results to change significantly once we become operational.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months focused on (1) plant construction and start-up of our operations; (2) exploration of coal gasification technologies; and (3) exploration of additional opportunities in the renewable fuels industry to maximize our results of operations once the plant is operational. We expect that the proceeds of our equity offerings in combination with available debt facilities will provide us with sufficient cash on hand to cover the costs associated with construction of the project with natural gas as our energy source. However, in the event that we suffer a shortfall, we may seek additional equity and/or debt financing to complete project capitalization. We estimate that the total project cost to construct the plant utilizing natural gas as an energy source will be approximately $173,860,000.
As construction of our ethanol plant progresses, we plan to continue to explore technologies and our options for incorporating a coal gasification energy center into our plant, which would give us an alternative to natural gas for our energy source. In the event that we determine to install a coal gasification energy center, we will have to seek significant additional equity and/or debt financing to fund its construction. We estimate that the cost of the energy center would be approximately $64,500,000, which could change due to the cost of coal, construction costs, and our financing structure or other market conditions. We have not yet determined to proceed with a coal gasification energy center. If we decide to proceed, we do not have any agreements in place for the financing of a coal gasification energy center and there is no guarantee that we will be able to enter into any such agreements in the future.

Site Development and Construction Activities and Agreements
As of August 1, 2008, we estimate that overall plant construction is 42% complete. While we experienced minor delays due to the heavy amounts of rainfall Iowa received in May and June 2008, Fagen has increased the number of employees and contractors on site from 80 to 150, and the workforce has been working into the weekends. Therefore, we expect construction to be completed on schedule by April 2009. All road ways into and internally in the plant have been completed to grade with the sub overlay complete. We expect the paving of our roads to begin in our next fiscal quarter. As of August 1, 2008, we estimate that the civil work on the process area is approximately 95% complete and installation of the evaporators and other equipment is approximately 70% complete. The distillers grain building is approximately 90% complete, and the interior lighting and equipment installation in the building is approximately 80% complete. The construction of our corn and distillers grain storage silos is underway and they are anticipated to be completed this fall.
We expect our rail facilities to be completed by December 2008. We also expect our water treatment building to be completed in August 2008, and all of the internal equipment for the water treatment building will be completed shortly thereafter. As of August 1, all of our internal plant electrical underground facilities are in place, and our fire, water, septic, process wells and waste blowdown systems are collectively approximately 90% complete.
We have secured a majority of our key agreements for the construction and development of our project. For example, we have entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of our ethanol plant, for a contract price of $120,459,611. In addition, we have entered into a license agreement with ICM, Inc. for limited use of ICM, Inc’s proprietary technology and information for the technology used in our ethanol plant. In addition to these key agreements, we have retained JB Holland for the completion of the majority of our site development work, and we have entered into an agreement for the concrete pavement of the roads within the our plant site. The cost of this work is approximately $1.600,000, and we anticipate completion of this work by December 30, 2008.
We entered into an agreement with R & R Contracting (“R & R”) dated July 24, 2008 for the construction of our rail facilities within our anticipated ethanol plant. Under the agreement, R & R will commence work on the rail facilities by August 15, 2008, and will complete the work by December 31, 2008, unless an extension of time is agreed to in writing by both Homeland Energy and R & R. As consideration for the construction of our rail facilities, we have agreed to pay R & R approximately $5,700,000. This payment is subject to any changes to the scope of the work agreed to by Homeland Energy and R & R.
Utilities
Our plant site does not have an existing gas line to supply natural gas to our plant. To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline from an interstate pipeline is necessary. We entered into an agreement with Northern Natural Gas in April 2008 for connection to its interstate pipeline and for transportation services for our natural gas supply.
We also have agreements with Cornerstone Energy, LLC d/b/a/ Constellation NewEnergy — Gas Division CEI, LLC (Cornerstone) for construction of our natural gas pipeline and for procurement of our required natural gas. The cost of this pipeline is expected to be approximately $4,000,000, which we have included in our estimated budget. The contract price of the natural gas has not been set, but will be based on current market prices for natural gas plus a likely surcharge per MMBtu. We will also have the option to participate in Cornerstone’s natural gas hedging program. We are currently negotiating easements with the landowners whose land the pipeline must cross. The Iowa Utilities Board is currently reviewing our application for our pipeline permit, and we hope to begin construction of the pipeline this August with completion anticipated by December 2008.
We expect to purchase our electricity from Hawkeye REC, the local utility who holds the service franchise for our potential plant location in Chickasaw County, Iowa. Hawkeye REC is a distribution cooperative distributing excess operating margins back to its member owners on a yearly basis. One of our directors and officers, Pat Boyle, is also the Business Development and Member Services Manager for Hawkeye REC.

Engineering specifications show our plant water requirements to be approximately 1,000 gallons per minute. That is approximately 1,440,000 gallons per day. While it is possible that our water supply will be strained from nearby residents, business and farms, we expect our production wells to supply us with the water that we will need.
Ethanol and Distillers Grain Marketing Agreements
On August 14, 2008, we entered into an Ethanol Marketing Agreement with VBV, LLC (VBV). Pursuant to the Ethanol Marketing Agreement, we will sell all of our ethanol produced at our plant to VBV, who will market all of the ethanol produced at our plant and be responsible for all transportation of the ethanol including, without limitation, the scheduling all shipments of ethanol with us. The ethanol sold must meet or exceed the quality specifications set forth in ASTM 4806 for Fuel Grade ethanol or standards promulgated in the industry. Under the Ethanol Marketing Agreement, we will provide VBV with annual production forecasts and monthly updates, as well as daily plant inventory balances. We will also be responsible for compliance with all federal, state and local rules relating to the shipment of ethanol from our plant.
The price per gallon that we will receive for our ethanol will be based on the contract selling price less all direct costs (on a per gallon basis) incurred by VBV in conjunction with the handling, movement and sale of the ethanol. VBV and Homeland Energy will determine together the estimated monthly netback (on a per gallon basis) for each month. The establishment of the estimated monthly netback will be on the first business day of the month with the intention being to establish the estimated monthly netback to be within $.05 of the final actual netback (on a per gallon basis) for the month. In addition, we will pay VBV a commission for each gallon of ethanol sold to VBV under the Ethanol Marketing Agreement. The Ethanol Marketing Agreement may be terminated upon a material breach of any material obligation under the agreement by either party or upon willful misconduct by either party.
On August 8, 2008, we entered into a Distiller’s Grains Marketing Agreement (DG Marketing Agreement) with CHS, Inc. (CHS), wherein CHS will purchase the distillers grains produced at our plant. The initial term of the DG Marketing Agreement will be for one year, beginning with start-up of operations and production at the plant. After the initial one-year term, it will be automatically renewed for successive one year terms unless either we or CHS give 120 day prior written notice before the current term expires.
The DG Marketing Agreement may be terminated by either party in the event of default, which include: (a) failure of either party to make payment to the other when due; (b) default by either party in the performance of the their respective obligations; and (c) upon the insolvency of either CHS or Homeland Energy or upon the assignment to creditors in connection with bankruptcy. If an event of default occurs, the parties will have certain remedies available to them in addition to any remedy at law, such as all amounts owed being immediately payable or immediate termination of the DG Marketing Agreement.
CHS will pay us 98% of the actual sale price received by CHS from its customers, less all of the customary freight costs incurred by CHS in delivering the distillers grains to the customer. CHS will retain the balance of the FOB plant price received by CHS from its customers as its fee for services provided under this agreement.
Commodities Account
In order to reduce risk caused by market fluctuations, we have opened a commodities trading account with ADM Investor Services, Inc. (ADMIS). We plan to begin trading on the account during the fourth quarter of 2008 to prepare for start-up of operations. This activity is intended to fix the purchase price of our anticipated requirements of corn in production activities. Under the Customer Agreement governing the account, ADMIS will serve as our broker for the purchase and sale of commodity futures contracts for corn, and will enter into transactions and exercise commodity options for our account in accordance with our written or oral instructions. We will be required to maintain adequate margins in our account to continue to meet the margin requirements established by ADMIS, which may exceed the margin requirements by any commodity exchange or other regulatory authority. If we do not maintain adequate margins, ADMIS may close out on any of our positions or to transfer funds from other accounts of ours to cover the margin. In addition, if we are unable to deliver any security or commodity bought or sold, ADMIS has authority to borrow or buy any security, commodity or other property to meet the delivery requirement. Any dispute or controversy arising out of our account with ADMIS will be settled by arbitration.

The effectiveness of our strategies through our commodities account is dependent upon the cost of corn and our ability to sell sufficient products to use all of the corn for which we have futures contracts. There is no assurance that our activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn prices.
Management and Employees
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
Environmental Permits Obtained as of the Date of this Report:
•	Title V Construction Air Permit

•	Construction Site Storm Water Discharge Permit

•	Potable Water Well Usage Permit
Environmental Permits and Plans yet to be Obtained or Developed that must be in Place Prior to the Start of Operations:
•
NPDES (National Pollutant Discharge Elimination System) Wastewater Discharge Permit: We have submitted our application for this permit with the Iowa Department of Natural Resources (IDNR) and are currently working with the IDNR to finalize the conditions of the permit.

•
Title V Operating Air Permit: We will apply for this permit after we have been operational for one year. Our Title V Construction Permit covers our operations for the first year. Our emissions during the first year will be utilized to determine the conditions that will be placed in the Title V Operating Air Permit. While we do not anticipate any problems with obtaining our Title V Operating Air Permit, there is a risk that the IDNR would reject our Title V air permit application and request additional information, which could delay or stall our operations.

•	New Source Performance Standards: By applying for and obtaining our Title V Construction Air Permit, we are currently in compliance with these standards.

•
Storm Water Discharge Permit and Storm Water Pollution Prevention Plan (SWPPP Permits): We anticipate that these permits and plans will be applied for and completed as we get closer to completion of construction and start-up of operations. We do not anticipate any problems with obtaining and completing these permits and plans.

•
Spill Prevention, Control and Countermeasures Plan: We anticipate that this plan will be completed as we get closer to completion of construction and start-up of operations. We do not anticipate any problems with obtaining this permit.

•
High Capacity Well Permit: We have submitted our application for our permits for our production wells and expect them to be granted when the plant nears completion and we are ready for start-up of operations.

•	Alcohol Fuel Producer’s Permit: This will be applied for prior to start-up of operations. We do not anticipate any problems with obtaining this permit.

•	Risk Management Plan: We plan to complete our Risk Management Plan as we get closer to start-up of operations.
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
We have been in negotiations with various companies regarding the development and construction of a coal gasification energy center, including Econo Power International Corporation (“EPIC”) with whom we have discussed a possible joint venture for the construction/operation of a coal gasification energy center. On December 3, 2007, we entered into a Coal to Fuel Conversion Agreement with Homeland Gasification, LLC (“Homeland Gas”), which would be a joint venture with EPIC. Under the anticipated joint venture, Homeland Gas would construct a coal gasification facility that would utilize EPIC technology to convert coal to fuel gas to provide process energy for our plant. Both EPIC and Homeland Energy would contribute funds to finance the construction of the energy center.
However, there are a number of contingencies in place which must be satisfied before Homeland Gas’s obligations arise under the Coal to Fuel Gas Conversion Agreement, including but not limited to the receipt of all of the necessary licenses, permits and other approvals required for the facility, funding of the facility, and approval of our Board of Directors. Under the terms of the agreement, if all of the conditions were not met by March 31, 2008, then either we or Homeland Gas has the power to terminate the Coal Conversion Agreement upon 10 days written notice. As of the date of this report, the agreement has not been terminated, but we do not have any agreements in place for the financing or construction of a coal gasification energy center and there is no guarantee that we will be able to enter into any such agreements in the future. However, if the agreement is terminated, we would be obligated to pay $10,000 to Homeland Gas for engineering and project development costs.
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
Results of Operations for the Three Months Ended June 30, 2008
We are not yet operational and therefore have no revenue from operations. We anticipate that we will be operational by April, 2009; however, there is no guarantee or assurance that we will not encounter additional delays in construction. We will not have revenue to report until our plant is operational.
Trends and Uncertainties Impacting our Future Operations
Upon the successful completion and start-up of operations of our ethanol plant, we expect our future revenues will consist primarily of proceeds from the sale of ethanol and distillers grains, with ethanol sales constituting the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused ethanol market prices to increase. Increased demand, firm crude oil and gas markets, public acceptance and positive political signals contributed to those strong ethanol prices. However, the year 2007 marked a significant increase in the number of ethanol plants entering production and the industry experienced transportation and logistics problems, causing downward pressure on the industry.

To date, ethanol production continues to rapidly grow as additional plants and expansions become operational. According to the Renewable Fuels Association, as of July 24, 2008, 162 ethanol plants were producing ethanol with the capacity to produce more than 9.4 billion gallons annually. Additionally, approximately 41 ethanol plants are under construction, along with 7 existing plants undergoing expansions. The plants under construction and expansion are expected to increase total ethanol production capacity by more than 4.2 billion gallons. Accordingly, if demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings. With the increase in the price of crude oil during the first part of calendar year 2008, ethanol prices experienced a corresponding increase beginning in the latter part of calendar year 2007 through the first half of 2008. However, in early August, 2008, ethanol futures and spot prices fell along with a drop in crude oil prices. Ethanol prices could be pressured further due to increased ethanol availability along with lower gasoline prices and a reduction in the price of corn from its record highs shortly after the severe flooding experienced in the corn-producing Midwestern region. Management believes the industry will need to continue to grow demand to meet the increased supply and have governmental support in order for the industry to continue to realize higher ethanol prices.
According to the Renewable Fuels Association, ethanol demand during 2007 reached more than 6.8 billion gallons, an increase from the nearly 5.4 billion gallons of demand in 2006. However, the current production capacity of the ethanol industry surpasses the 2007 ethanol demand significantly. The ethanol industry must continue to grow demand and expand ethanol blending facilities in order to increase demand for ethanol at a similar rate to the increase in ethanol supply.
We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact the demand for ethanol and could negatively impact our business. The RFS is a national flexible program that mandates a certain amount of renewable fuels be utilized, but does not mandate a specific blending formula in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS has led to significant new investment in ethanol production across the country. The Energy Independence and Security Act of 2007 set the RFS requirement for 2008 at 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022. The RFS caps grain-based ethanol, such as the ethanol we produce, at 15 billion gallons per year starting in 2015. In addition, the RFS requires that a significant portion of these 36 billion gallons come from “advanced” renewable fuels, such as cellulosic ethanol.
There has been some pressure to reduce the RFS as some members of the public believe the increased demand for ethanol due to the RFS requirements is raising corn prices for livestock producers. Governor Rick Perry of Texas recently requested that the United States Environmental Protection Agency (EPA) reduce the RFS requirement for September 1, 2008 — August 31, 2009 from 9 billion gallons to 4.5 billion gallons. However, on August 7, 2008, the EPA announced that it denied Governor Perry’s waiver request. As a result, the RFS for that time period will remain at 9 billion gallons. However, there could be similar requests in the future and we cannot guarantee the EPA will deny any such request.
On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009. The bill also extends the 54 cent per gallon ethanol tariff on imported ethanol for two years, to January 2011.
However, there is currently some debate in the U.S. Senate about whether to repeal the 54 cent per gallon tariff on imported ethanol. If the 54 cent per gallon tariff is repealed, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries. In addition, a Brazilian trade group has announced its intent to ask the World Trade Organization (WTO) to initiate proceedings and discussions with the United States regarding the 54 cent per gallon tariff on imported ethanol. If either of these debates results in a reduction or elimination of the tariff, the supply of ethanol available to U.S. refiners would likely increase as a result of increased imports of ethanol. Such an increase in supply could have a negative impact on the price of ethanol and our expected revenues.

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa. One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be from renewable fuels by 2009, increasing incrementally to 25% by 2019. This could increase local demand for ethanol significantly and may increase the local price for ethanol. However, these incentives will also likely lead to additional ethanol production in Iowa and to a corresponding increase in competition for raw materials in Iowa.
Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and which could have a negative impact on our future revenues. According to media reports in the popular press, some consumers believe the use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines, and that the process of producing ethanol actually uses more fossil energy than is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many blame ethanol for high food prices. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it could negatively affect our ability to sell our product and may negatively impact our profitability.
Increased ethanol production has led to increased availability of distillers grains. Further increases in the supply of distillers grains could reduce the price we will be able to charge for our distillers grains. This could have a negative impact on our revenues.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of the costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. Due to heavy rainfall and flooding that occurred in May and June in the Midwest, analysts were predicting a low corn crop due to the devastation of many acres of planted corn, which caused corn futures prices to increase significantly. However, on August 12, 2008, the United States Department of Agriculture (USDA) released its World Agriculture Supply and Demand Estimates, and the report predicts the second-highest corn yield on record with production of about 12.3 billion bushels. This estimate is about 600 million bushels more than it had expected earlier this summer. The higher corn yield has been attributed to favorable weather conditions later in the summer for the corn crop. Prices on corn futures have also decreased in recent weeks.
While the total production of corn may be higher than expected after the flooding damage, it is possible that local corn production will continue to be impacted by the flooding in the area, which could drive up the price for our corn. In addition, according to a July 11, 2008 report from the USDA, the 2008 corn acres planted is down 6.7% from 2007, when corn acreage planted was the highest since 1944. The USDA attributes the decrease in expected acreage to favorable prices for other crops, high input costs for corn and crop rotations. Although we do not expect to begin operations until the second quarter of 2009, with less acreage anticipated, we expect we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide will also likely increase the demand for corn, which will likely drive the price of corn upwards. This would impact our ability to operate profitably.
Natural gas will also be an important commodity to our production process. Recently, natural gas prices have been higher than in recent periods as energy prices in general have increased this summer. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.
Technology Developments
Due to the current high corn prices, discussion of cellulose based ethanol has recently increased. Public criticism of the ethanol industry may lead to more pressure to produce ethanol from sources other than corn due to this negative public sentiment regarding the use of corn for ethanol production. Cellulosic ethanol is ethanol that is produced using cellulose as the feedstock instead of corn. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Currently, technology for the production of cellulosic ethanol is in its infancy.

However, the Energy Independence and Security Act of 2007 provides for significant investment in the production of advanced biofuels, as well as for the research and development of cellulosic ethanol production technologies. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process as our plant is not designed to produce cellulosic ethanol. Our plant would likely not be easily converted to producing ethanol from cellulose.
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
Financial Results for our Fiscal Quarter Ended June 30, 2008
As of our fiscal quarter ended June 30, 2008, we have total assets of approximately $105,414,000 consisting primarily of cash and cash equivalents, construction in progress and land. We have current liabilities of approximately $13,058,000 consisting primarily of accounts payable and retainage payable. Total members’ equity as of June 30, 2008, was approximately $92,181,000. Since our inception through our fiscal quarter ended June 30, 2008, we have generated no revenue from operations. For the fiscal quarter ended June 30, 2008, we had net income of approximately $135,000 from interest earned on our equity proceeds.
Estimated Sources of Funds
We have issued 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We have also issued 88,595 units in our SEC registered offering for an aggregate amount of $88,595,000 in offering proceeds. The registered offering proceeds are available to us for construction and other development expenses, as well as the interest earned on those proceeds. The following schedule sets forth our estimated sources of funds to build and fund the start up of operations of our proposed ethanol plant to be located near New Hampton, Iowa. This schedule could change in the future depending on whether we receive additional grants or debt financing.

Sources of Funds		Percent
Seed Capital Proceeds (1)	$1,325,000	0.71%
Registered Unit Proceeds (2)	$88,595,000	47.32%
Senior Debt Financing (3)	$94,000,000	50.20%
Interest on Registered Unit Proceeds (4)	$3,315,000	1.77%

Total Sources of Funds (5)	$187,235,000	100.00%

(1)	We have issued a total of 2,850 units to our founders and seed capital investors in previous private placement offerings in exchange for proceeds of $1,325,000.

(2)	As of the close of our registered offering on November 30, 2007, we issued 88,595 membership units in exchange for proceeds of $88,595,000.

(3)
We have entered into a definitive agreement with Home Federal Savings Bank for a Construction Loan of up to $94,000,000 (of which $20,000,000 may be converted into a Term Revolving Loan upon start-up of operations). In addition, we will have available to us a Revolving Line of Credit Loan in an amount not to exceed $6,000,000, which will be available upon start-up of operations.

(4)	As of June 30, 2008, we had earned approximately $3,315,000 in interest on our equity proceeds.

(5)
Our total sources of funds is expected to be sufficient to cover our estimated project cost of $173,860,000 as well as to cover the $10,000,000 debt service reserve that we are required to maintain under our senior debt financing with Home Federal Savings Bank.

Estimated Use of Proceeds
We expect the project to cost approximately $173,860,000 to complete. In addition, we are required to maintain a $10,000,000 debt service reserve that will serve as part of the collateral for our senior debt financing loans. The following table reflects our estimate of costs and expenditures, as of the date of this report, for the ethanol plant we are building near New Hampton, Iowa. These estimates are based on discussions with our design-builder, Fagen, Inc., our technology provider, ICM Inc., our lenders and management research. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report. As the project progresses, any material changes will be reflected in our budget.

		Percent of
Use of Proceeds	Amount	Total
Plant construction (1)	$120,460,000	69.29%
Land cost	3,500,000	2.01%
Site development costs	5,670,000	3.26%
Pipeline costs	4,000,000	2.30%
Construction contingency(2)	1,985,000	1.14%
Construction insurance costs	380,000	0.22%
Construction manager fees	125,000	0.07%
Administrative building	1,020,000	0.59%
Office equipment	85,000	0.04%
Computers, Software, Network	175,000	0.10%
Rail Infrastructure	11,000,000	6.33%
Rolling stock	500,000	0.29%
Fire Protection, water supply and water treatment	3,500,000	2.01%
Capitalized interest	4,000,000	2.30%
Start up costs:
Financing costs	1,200,000	0.69%
Organization costs (3)	1,400,000	0.80%
Pre production period costs	950,000	0.56%
Working capital	7,000,000	4.03%
Inventory — corn	2,660,000	1.53%
Inventory — chemicals and ingredients	500,000	0.29%
Inventory — Ethanol	2,500,000	1.43%
Inventory — DDGS	500,000	0.29%
Spare parts — process equipment	750,000	0.43%

Total	$173,860,000	100.00%

(1)
On March 26, 2008, we entered into a change order with our design-builder, Fagen, Inc., for additional work, design and materials required to provide and install larger heat recovery steam generator units, resulting in an increase in plant construction costs of approximately $587,000. However, due to subsequent change orders, the contract price at June 30, 2008 was reduced to approximately $120,460,000.

(2)	Our construction contingency has been adjusted to reflect the changes to our Contract Price with Fagen, Inc.

(3)	Includes estimated offering expenses of $347,000.

Short-Term and Long-Term Debt Sources
On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility for the construction of our plant. The Master Loan Agreement provides for (i) a Construction Loan in an amount not to exceed $94,000,000; and (ii) a Revolving Line of Credit Loan in an amount not to exceed $6,000,000 (the foregoing collectively referred to as the “Loans”). Our loan obligations are secured by all of our real and personal property, and we have also assigned all rents and leases of our property to Home Federal.
Under the terms of the Construction Loan, Home Federal agreed to lend us up to $94,000,000 for our project costs at an interest rate equal to the LIBOR rate plus 350 basis points. We also agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit, which will be subject to certain conditions including completion of the project. Interest on the Revolving Line of Credit Loan will accrue at a rate equal to the LIBOR rate plus 325 basis points.
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
In order to receive these benefits, we will be required to create at least 40 full-time employee positions meeting certain minimum wage and benefit criteria and these jobs must be maintained for at least two years following project completion. In addition, we may be ineligible for some or all of these benefits if we do not install a coal gasification energy center at our plant. We have until May 17, 2010 to satisfy these and other requirements. If we fail to meet the participation requirements of the HQJ Program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion of or the total value of any incentives received.

Grants and Government Programs for Coal Gasification
We have received a $40,000,000 loan guarantee from the United States Department of Agriculture (“USDA”) under the Rural Energy Program. This guarantee is contingent upon the construction of a coal gasification energy center at our plant. If we determine to install a coal gasification energy center, we plan to use the guarantee to attract additional debt financing to help fund the energy system. However, the conditional guarantee will expire on November 29, 2008, unless it is further extended by the USDA.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
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
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following is a breakdown of units registered and units sold in our registered offering:

Amount	Aggregate price of the	Amount	Aggregate price of the
Registered	amount registered	Sold	amount sold
110,000	$110,000,000	88,595	$88,595,000
Our total expense related to the registration and issuance of these units was approximately $347,000, which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in November 2007. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, after deduction of expenses were approximately $88,248,000. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (November 30, 2006, commission file no. 333-135967) through our quarter ended June 30, 2008:

Plant Construction(1)	$67,975,000
Financing Costs(2)	$1,173,000
Real Estate Purchases and Land Improvements(3)	$9,100,000
Repayment of Indebtedness(4)	$4,900,000
Other Expenses(5)	$575,000

Total	$83,723,000

(1)	This includes approximate expenses incurred as of June 30, 2008 for plant construction, road construction and other miscellaneous equipment and construction costs.

(2)	We incurred approximately $1,173,000 in bank origination/loan fees for our senior debt financing and bridge loan.

(3)	We have paid approximately $3,600,000 to purchase the land and to extend land options for our plant site and approximately $5,500,000 to improve the land as of June 30, 2008.

(4)	We incurred approximately $4,900,000 for the repayment of our bridge loan.

(5)	This includes payments to director Pat Boyle under his Project Development Agreement, as well as our employee, Deanna Eastman, and our Construction Manager, Mark W. Zeuhlke.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the second fiscal quarter of 2008.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included herein:

Exhibit No.	Description

10.1	Ethanol Marketing Agreement with VBV, Inc. dated August 14, 2008+

10.2	Distiller’s Grain Marketing Agreement with CHS, Inc. dated August 8, 2008

10.3	Rail Facilities Agreement with R & R Contracting dated July 24, 2008

10.4	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC
August 14, 2008	/s/ Stephen K. Eastman
Stephen K. Eastman, Principal Executive Officer

August 14, 2008	/s/ Bernard Retterath
Bernard Retterath , Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Ethanol Marketing Agreement with VBV, Inc. dated August 14, 2008+

10.2	Distiller’s Grain Marketing Agreement with CHS, Inc. dated August 8, 2008

10.3	Rail Facilities Agreement with R & R Contracting dated July 24, 2008

10.4	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.