Form 10KSB/A
period 2007-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2008-10-02
CIK 1366744

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

Explanatory Note:
This Amendment No. 2 to the Annual Report on Form 10-KSB/A of Homeland Energy Solutions, LLC (the “Company” or “Homeland Energy Solutions”) for the fiscal year ended December 31, 2007, is being filed for the purpose of amending and restating Item 8A(T) and to include presently dated certifications from our Principal Executive Officer and Principal Financial Officer (Item 13).
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of Item 8A(T), as amended in this Amendment No. 2, is set forth herein. In addition to the filing of this Amendment No. 2, and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company’s Form 10-KSB (filed on February 22, 2008) and Amendment No. 1 to the Annual Report on Firm 10-KSB/A (filed on May 15, 2008) are unchanged. This report speaks as of the original filing date of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original reporting date. The filing of this amendment shall not be deemed an admission that the Form 10-KSB, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Management of Homeland Energy Solutions is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Stephen Eastman, and our Principal Financial and Accounting Officer, Bernard Retterath. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” In addition, the flow of information and documentation was not sufficient to ensure reportable developments were timely reported and included in the footnotes to the financial statements.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2007 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraph below.

As of December 31, 2007, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:
•
The Company does not employ an individual that possesses sufficient accounting background or training to ensure all accounting regulations (e.g., US GAAP) are followed as financial statements are prepared. In addition, we have not named a financial expert on our audit committee. While we are not legally obligated to name a financial expert to our audit committee, the lack of such a person combined with the lack of an individual on staff with sufficient accounting background amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, management is in the process of developing the following additional procedures to help address this material weakness:
•
In the future, we intend to hire personnel qualified in the areas of accounting and financial management. We also intend to more frequently engage an external accounting firm to assist us with our review of financial information relative to our financing arrangements. Homeland Energy Solutions has formed an audit committee and that committee will increase its review of our disclosure controls and procedures. In addition, we will consider the qualifications for a financial expert as any future nominations to the audit committee are considered.

We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Controls
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Item 13. EXHIBITS

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

HOMELAND ENERGY SOLUTIONS, LLC
Date: October 2, 2008	/s/ Stephen K. Eastman
Stephen K. Eastman
President (Principal Executive Officer)

Date: October 2, 2008	/s/ Bernard Retterath
Bernard Retterath
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 2, 2008	/s/ Stephen K. Eastman
Stephen K. Eastman,
President, Director (Principal Executive Officer)

Date: October 2, 2008	/s/ Bernard Retterath
Bernard Retterath, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: October 2, 2008	/s/ Pat Boyle
Pat Boyle, Vice President of Project
Development, Director

Date: October 2, 2008	/s/ Steve Dietz
Steve Dietz, Secretary and Director

Date: October 2, 2008	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date: October 2, 2008	/s/ Leslie M. Hansen
Leslie M. Hansen, Director

Date: October 2, 2008	/s/ Steven J. Retterath
Steven J. Retterath, Director

Date: October 2, 2008	/s/ Edward M. Hatten
Edward M. Hatten, Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.