Form 10-Q
period 2008-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2008-11-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2008 there were 91,445 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Homeland Energy Solutions, LLC
(A Development Stage Company)
Balance Sheets
September 30, 2008 and December 31, 2007

	9/30/2008	12/31/2007
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$64,986,226
Attorney escrow account	527	527
Prepaid expenses	169,727	277,746

Total current assets	170,254	65,264,499

PROPERTY AND EQUIPMENT
Land	3,575,856	3,556,482
Equipment	23,816	23,816
Construction in progress	117,834,726	40,044,456

	121,434,398	43,624,754
Less accumulated depreciation	6,937	4,089

	121,427,461	43,620,665

OTHER ASSETS
Loan fees, net of amortization 2008 $185,151; 2007 $52,459	987,821	1,120,513
Other assets	334,783	423,665

	1,322,604	1,544,178

	$122,920,319	$110,429,342

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Balance Sheets
September 30, 2008 and December 31, 2007

	9/30/2008	12/31/2007
	Unaudited	Audited

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$15,273,584	$6,978,172
Accounts payable, related parties	—	66,400
Outstanding checks in excess of bank balance	3,250	—
Retainage payable	6,379,337	3,592,124
Accrued interest payable	38,586	—
Rejected subscriptions payable	—	7,500,000
Accrued interest related to rejected subscriptions	—	217,164
Property tax payable	7,243	5,836
Payroll tax payable	—	2,458
Current portion of long term liabilities	20,000	15,000

Total current liabilities	21,722,000	18,377,154

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	9,095,248	185,000

MEMBERS’ EQUITY
Capital units, less syndication costs	89,572,744	89,558,501
Equity accumulated during development stage	2,530,327	2,308,687

	92,103,071	91,867,188

	$122,920,319	$110,429,342

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Operations

			Period From
	Three Months	Three Months	Inception
	Ended	Ended	(12/7/2005) to
	9/30/2008	9/30/2007	9/30/2008
	Unaudited	Unaudited	Unaudited

OPERATING REVENUE	$—	$—	$—

OPERATING EXPENSES
Professional expenses	77,777	29,381	600,770
Engineering & design	—	—	18,652
Feasibility studies	—	17,000	84,750
Filings fees/permits	—	3,509	23,075
Land options	—	—	1,650
Insurance	—	4,500	23,297
Office expense	1,530	1,955	21,929
Depreciation	949	949	6,937
Amortization	—	—	390
Rent	2,470	900	9,330
Utilities	898	1,055	11,137
Wages	9,240	—	29,260
Payroll taxes	1,493	—	3,025
Property tax	—	—	341
Miscellaneous expense	5,970	233	19,906

Total operating expenses	100,327	59,482	854,449

OTHER INCOME
Interest income	22,156	4,603	3,357,103
Crop income	—	3,975	2,673
Grant income	—	—	35,353

	22,156	8,578	3,395,129

Net income (loss)	$(78,171)	$(50,904)	$2,540,680

(Loss) per unit	$(0.85)	$(17.86)

Weighted average of units outstanding	91,445	2,850

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Operations

	Nine Months	Nine Months
	Ended	Ended
	9/30/2008	9/30/2007
	Unaudited	Unaudited

OPERATING REVENUE	$—	$—

OPERATING EXPENSES
Professional expenses	233,020	130,003
Feasibility studies	—	17,000
Filings fees/permits	—	6,343
Insurance	—	13,739
Office expense	6,965	5,834
Depreciation	2,848	2,848
Amortization	—	390
Rent	5,105	2,400
Utilities	4,607	5,724
Crop input expense	—	4,552
Wages	29,260	—
Payroll taxes	3,025	—
Property tax	—	341
Miscellaneous expense	16,249	1,260

Total operating expenses	301,079	190,434

OTHER INCOME
Interest income	536,962	26,236
Crop income	—	3,975
Grant income	—	14,125

	536,962	44,336

Net income (loss)	$235,883	$(146,098)

Income (loss) per unit	$2.58	$(51.26)

Weighted average of units outstanding	91,445	2,850

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statement of Members’ Equity
For the Period from December 7, 2005 (Date of Inception) to September 30, 2008

Unaudited

Balance, December 7, 2005	$—

Capital contributions for 600 units at $333.33 per unit	200,000
Capital contributions for 2,250 units at $500 per unit	1,125,000
Syndication and offering costs	(19,107)
Net (loss) from inception to December 31, 2006	(143,796)

Balance, December 31, 2006	1,162,097

Capital contributions for 88,595 units at $1,000 per unit	88,595,000
Syndication and offering costs	(328,149)
Net income for the year ended December 31, 2007	2,438,240

Balance, December 31, 2007	91,867,188

Net income for the nine months ended September 30, 2008	235,883

Balance, September 30, 2008	$92,103,071

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Cash Flows

			Period From
	Nine Months	Nine Months	Inception
	Ended	Ended	(12/7/2005) to
	9/30/2008	9/30/2007	9/30/2008
	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$235,883	$(146,098)	$2,540,680
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	2,848	3,238	7,327
Write off land options	—	—	1,650
Change in working capital components:
(Increase) decrease in other current assets	—	10,600	(278,273)
Increase (decrease) in accounts payable	(179,665)	(33,295)	7,882
Increase (decrease) in other current liabilities	(179,629)	8,535	45,829

Net cash provided by (used in) operating activities	(120,563)	(157,020)	2,325,095

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of certificate of deposit	—	614,488	1,214,488
Purchase of certificate of deposit	—	—	(1,214,488)
Payments for construction in progress	(66,259,787)	(1,567,613)	(95,916,892)
Purchase of equipment	—	—	(23,816)
Purchase of land	(19,374)	(3,528,524)	(3,573,893)
Payments for other assets	—	—	(393,891)
Purchase of land options	(5,000)	(18,125)	(38,387)

Net cash (used in) investing activities	(66,284,161)	(4,499,774)	(99,946,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	—	4,583,540	4,883,540
Payments on short-term borrowing	—	—	(4,883,540)
Increase in outstanding checks in excess of bank balance	3,250	—	3,250
Proceeds from long-term borrowing	8,925,248	—	9,125,248
Payments on long-term borrowing	(10,000)	—	(10,000)
Payments for origination fees on long-term borrowing	—	(50,000)	(1,150,000)
Payments for offering costs	—	(1,824)	(247,607)
Contributed capital	—	—	89,920,000
Proceeds from rejected subscription funds	—	—	7,500,000
Payments for rejected subscriptions	(7,500,000)	—	(7,500,000)
Payments for syndication costs on capital units issued	—	—	(19,107)

Net cash provided by financing activities	1,418,498	4,531,716	97,621,784

(Continued)

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Cash Flows (Continued)

			Period From
	Nine Months	Nine Months	Inception
	Ended	Ended	(12/7/2005) to
	9/30/2008	9/30/2007	9/30/2008
	Unaudited	Unaudited	Unaudited

Net (decrease) in cash	$(64,986,226)	$(125,078)	$—

CASH AND CASH EQUIVALENTS
Beginning	64,986,226	357,709	—

Ending	$—	$232,631	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash payments for interest	$217,164	$—	$427,586

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	$15,185,160	$2,298,781	$15,185,160
Accounts payable related to pre-paid offering costs	—	20,197	—
Retainage payable related to construction in progress	6,379,337	160,001	6,379,337
Interest capitalized	38,586	157,519	249,008
Insurance costs capitalized	216,590	—	216,590
Loan fee amortization capitalized	132,692	35,600	185,151
Loan fees related to short-term borrowings	—	22,972	22,972
See Notes to Unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2008
Note 1. Nature of Business and Significant Accounting Policies
Nature of business: Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) to be located in Chickasaw County, was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the company intends to produce and sell distillers dried grains as byproducts of ethanol production. Preliminary site preparation has been completed and construction began in November 2007. As of September 30, 2008, the Company is in the development stage with its efforts being principally devoted to organizational activities, construction activities and project feasibility activities.
Significant accounting policies:
The unaudited financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for a full year.
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
September 30, 2008
Cost of Raising Capital: The Company deferred the costs incurred to raise equity financing until that financing occurred. At that time the costs were deducted from the proceeds received.
Organizational and Start-up Costs: The Company expensed all organizational and start-up costs totaling $854,449 for the period from December 7, 2005 (date of inception) through September 30, 2008.
Revenue Recognition: Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products. Interest income is recognized as earned.
Fair Value: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The respective carrying value of all on-balance-sheet financial instruments approximated their fair values.
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
The Company also received a grant on July 3, 2008 from Chickasaw County in the amount of $10,353 for the construction of a turning lane into the plant.
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
Recently Issued Accounting Standards: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. The Company partially adopted SFAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company has determined that FASB Statement No. 157 has no material effect on the financial statements as of September 30, 2008.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. This statement became effective for the Company for the fiscal year starting January 1, 2008. The Company has determined that FASB Statement No. 159 has no material effect on the financial statements as of September 30, 2008.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2008
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the effect, if any, that the adoption of SFAS 161 will have on its results of operations, financial position, and the related disclosures.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is evaluating the effect, if any, that the adoption of SFAS 161 will have on its results of operations, financial position, and the related disclosures.
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
Construction Loan
Under the Master Loan Agreement and its first supplement, Home Federal agreed to lend the Company up to $94,000,000 for project costs. The Company must pay interest on the Construction Loan at an interest rate equal to the LIBOR Rate plus 350 basis points. Interest will be paid on the Construction Loan monthly in arrears on the first day of the month following the date on which the first advance of funds is made on the Construction Loan, and continuing until the date of conversion as set forth below. On the date of conversion, the amount of the unpaid principal balance and any other amounts on the Construction Loan will be due and payable, except for the portion, if any, of the Construction Loan which is converted into a Term Loan and into a Term Revolving Loan. In the event that the amount of disbursements made pursuant to the Construction Loan exceed the amount of the maximum Term Loan to be made, including after conversion of those portions of the Construction Loan which are eligible for conversion into the Term Revolving Loan, the Company must immediately repay the amount of the Construction Loan that is not being converted into a Term Loan.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2008
On September 5, 2008, the Company received an advance of $8,925,248 on the Construction Loan. As a condition of receiving the advance, the Company was required to deposit $10,000,000 in a debt service reserve account with Home Federal. On October 1, 2008, the Company received an additional advance on the Construction Loan of $10,000,000 and deposited it into the debt service reserve account.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2008
Letter of Credit
On May 6, 2008, the Company signed an irrevocable standby letter of credit with Home Federal for $782,000. The Company paid a 1.50% origination fee of $11,730. If drawn on, the Company is to pay interest of the 30-day LIBOR rate plus 350 basis points. The irrevocable standby letter of credit expires May 5, 2009.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2008
Maturities of long-term debt, with the exception of the $100,000 forgivable loan, as of September 30, 2008, are due in future years as follows:

Twelve months ending September 30,
2009	$20,000
2010	6,803,337
2011	2,161,911
2012	20,000
2013	10,000

$9,015,248

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
Note 5. Related Party Transactions
The Company has engaged one of their board members as Vice President of Project Development. The Vice President of Project Development will serve as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. The Company expects the aggregate fee for those services to approximate $40,000. Costs incurred for these services were none, none, and $20,000 for the nine months ended September 30, 2008, the nine months ended September 30, 2007, and the period from December 7, 2005 (date of inception) to September 30, 2008, respectively, with the remainder to be paid at the first grind of corn.
The Company has engaged the spouse of the President of the board to serve as an independent contractor to provide various duties. These duties primarily include administration of project development. Costs incurred under this agreement were none and $46,400 for the nine months ended September 30, 2007 and the period from December 7, 2005 (date of inception) to December 31, 2007, respectively. Starting January 1, 2008 this person was hired as an employee, and as of September 30, 2008 the Company has incurred approximately $32,000 in payroll costs related to this agreement.
Note 6. Commitments and Contingencies
On July 18, 2007, the Company entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of a one hundred (100) million gallon per year dry grind ethanol production facility (the “Design-Build Agreement”) on the Company’s plant site located near the City of New Hampton, Iowa. Pursuant to the Lump Sum Design-Build Agreement, the effective date is July 6, 2007. Under the Design-Build Agreement, the Company will pay Fagen, Inc. a total contract price of $109,706,788, subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. Fagen, Inc. will design and build the plant using ICM, Inc., technology. As part of the total contract price, the Company paid Fagen, Inc. a mobilization fee of $20,000,000. The Company currently expects the construction to be completed in the first quarter of 2009, however, there is no assurance or guarantee that construction will stay on schedule or that the company will be able to commence operations at the plant by the first quarter of 2009.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2008
On July 18, 2007, the Company also entered into a First Amendment to the Design-Build Agreement. Pursuant to the Amendment, Fagen, Inc. will accept Notice to Proceed on an earlier date than that set forth in the Design-Build Agreement. In exchange for beginning work on an earlier date, the Company has agreed to pay Fagen, Inc. an increased contract price of $120,587,000. There will be no adjustment of the Contract Price based on an increase in the Construction Cost Index (“CCI”) published by Engineering News-Record Magazine, as was set forth in the Design-Build Agreement. However, due to subsequent change orders, the contract price at September 30, 2008 was $120,430,951.
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
On November 29, 2007 the Company was awarded a USDA loan guarantee which is subject to using coal gasification technology. This award will guarantee 60% of a $40,000,000 loan from Home Federal Savings Bank. The USDA reserves the right to terminate its commitment if certain conditions set forth in the agreement are not met by November 2009. This loan is not included in the master loan agreement with Home Federal (see Note 3).
The Company has entered into an engineering services agreement for Phase I and Phase II with Fagen Engineering, LLC. Phase I consists of the design package for the grading and drainage of the plant site. Phase II consists of the design package for the site work and utilities for the plant. For the nine month period ended September 30, 2008 and 2007, the Company has incurred $87,694 and $50,875, respectively, of costs with Fagen Engineering, LLC. Since inception the Company has incurred costs of $152,444 with Fagen Engineering, LLC.
As of September 30, 2008 five land options have been exercised, one land option has been extended to April 12, 2009, and one land option was allowed to expire. In the event of the exercise of these options the purchase price will be two and one half (2 1/2) times the value of the premises based on a real estate appraisal. An additional payment of $5,000 was required for the option extension.
The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The initial work authorization is on a time and materials basis for the air quality permit application. Due to applying for a Title 5 air permit the cost will be higher than the initial authorization. For the nine month period ended September 30, 2008 and 2007, the Company has incurred $23,309 and $18,610, respectively, of costs year-to-date with Air Resource Specialists, Inc. Since inception the Company has incurred costs of $78,075 with Air Resource Specialists, Inc.
The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The company also has hired PlanScape Partners to assist in grant application and other various program applications, the cost of these services are based on the time to complete each individual application. For the nine month period ended September 30, 2008 and 2007, the Company has incurred $2,397 and $22,723, respectively, of costs with PlanScape Partners. Since inception the Company has incurred costs of $35,673 with PlanScape Partners.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2008
The Company has entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification as an alternative energy source for the plant once the Company has reached substantial operations. Project assistance will consist of design and FEL II level cost estimates for the balance of plant items outside the gasifier, refinement of coal transportation and supply options, and development of plant performance guarantees. In exchange for their services, the Company has agreed to pay Burns & McDonnell $461,750. For the nine month period ended September 30, 2008 and 2007, the Company has incurred none and $100,000, respectively, of costs related to this agreement. Since inception, the Company has incurred all $461,750 of costs with Burns & McDonnell.
The Company has entered into an agreement with Terracon Consultants Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon’s estimated fees for the borings and testing are $66,700 to $72,000. Terracon has also been hired to perform an environmental study and provide project oversight of the dirt work. The fees for these services are paid based on the time and any materials needed. For the nine month period ended September 30, 2008 and 2007, the Company has incurred $90,483 and $68,509, respectively, of costs with Terracon Consultants Inc. Since inception the Company has incurred costs of $230,384 with Terracon Consultants Inc.
The Company has entered into an agreement with JB Holland Construction, Inc. to perform Phase I and Phase II dirt work preparation and stabilization of the plant site. The base fees for these services are $7,011,606 and change orders through September 30, 2008 have totaled $1,290,370. For the nine month period ended September 30, 2008 and 2007, the Company has incurred $3,268,199 and none, respectively, of costs with JB Holland Construction, Inc. Since inception the Company has incurred costs of $7,816,240 with JB Holland Construction, Inc.
In December 2007 the Company entered into an agreement with Cornerstone Energy, LLC d/b/a Constellation New Energy to construct approximately 7.25 miles of pipeline connecting the Company to the interstate pipeline for a contract price of approximately $4,000,000. The agreement also states that the Company will purchase 100% of the Company’s natural gas requirements for a five year term beginning on the date of plant start-up. As of September 30, 2008, the Company had incurred $1,186,400 related to this agreement.
In February 2008, the Company entered into an agreement with Denver Underground & Grading, Inc. for Phase II piping and underground excavation for a contract price of $449,191. Subsequent change orders have increased the contract price to $514,037. As of September 30, 2008, the Company had incurred costs of $496,261 related to this agreement.
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
September 30, 2008
In July 2007 the Company entered into an agreement with a union that covers the employment of a construction manager. This agreement is effective from August 2007 to May 2009. The agreement sets the base wage rate at $6,668 per month and additional fringe benefits of $2,374 per month.
In May 2008, the Company entered into an agreement with Brennan Construction Company for construction of a bridge over the railroad tracks for a contract amount of $876,033. As of September 30, 2008, the Company had incurred costs of $803,307 related to this agreement.
On July 7, 2008, the Company entered into an agreement with Iowa, Chicago, & Eastern Railroad for the installation of two new main line switches and the re-alignment of the main line at a cost of $239,764. As of September 30, 2008, the Company has incurred no costs related to this agreement.
On July 24, 2008, the Company entered into an agreement with R&R Contracting for ethanol plant rail work between New Hampton, Iowa and Lawler, Iowa for an estimated cost of $5,756,535. The project has a completion date of December 31, 2008. As of September 30, 2008, the Company has incurred costs of $4,091,460 related to this agreement.
On August 5, 2008, the Company entered into an agreement to pave the plant for an estimated cost of $1,537,547. The project is to be substantially complete by December 30, 2008. As of September 30, 2008, the Company has incurred costs of $453,863 related to this agreement.
On August 7, 2008, the Company entered into an agreement with Lohuis Construction for the construction of the administration building and scale house for a total contract amount of $461,100. The project is expected to be completed in December, 2008. As of September 30, 2008, the Company has incurred costs of $136,887 related to this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “will,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other filings with the Securities and Exchange Commission.
•	Changes in our business strategy, capital improvements or development plans;
•	Increases in construction costs or delays or difficulties in the construction of the plant, resulting in a delay of start-up of plant operations;
•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability and price of corn;
•	Our inelastic demand for corn, as it is the only available feedstock for our plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching available markets;
•	Fluctuation in U.S. petroleum prices and corresponding oil consumption;
•	Ethanol supply exceeding demand and corresponding ethanol price reductions;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture or automobile industries;
•	Changes in the availability and price of natural gas, corn, and/or coal and the market for ethanol and distillers grains;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Additional ethanol plants or expansions of ethanol plants existing or being constructed in close proximity to our ethanol facility in north eastern Iowa;
•	Competition from alternative fuel additives; and
•	Our ability to hire management personnel, as well as administrative and operational personnel.
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
We expect our total project cost to be approximately $173,860,000, which we are financing with a combination of equity and debt. We previously issued and sold 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We issued and sold an additional 88,595 membership units in an offering registered with the Securities and Exchange Commission (SEC) for a total of $88,595,000 in offering proceeds. The remaining project costs are being financed through our senior debt financing package with Home Federal Savings Bank which includes a construction loan for our project for up to $94,000,000 and a revolving line of credit of up to $6,000,000. We expect the $6,000,000 revolving line of credit to be available to us once we are operational. Our loan obligations are secured by all of our real and personal property, and we have also assigned all rents and leases of our property to Home Federal.
Our plant is located near New Hampton, Iowa, in Chickasaw County. Construction of our ethanol plant by our Design-Builder, Fagen, Inc., began in November 2007. As of November 1, 2008, we estimate that total construction of the plant is 75% complete. Any minor delays in construction we experienced in May and June 2008 due to heavy rainfall have been mitigated by additional workforce at the plant and construction is currently on schedule. Management expects that the plant will be operational by March or April 2009. The plant will feature updates that are expected to conserve energy and water, which we expect will allow us to operate our plant with greater efficiency. These efficiencies should improve our results of operations once the plant is operational. Benefits of our plant site include close proximity to State and Interstate Highways, as well as rail transportation. These routes will give us access to major population and distribution centers, such as Minneapolis, Chicago, Omaha and Kansas City.
Because we are a development stage company with no operating history, we do not yet have comparable income, production and sales data for the three months ended September 30, 2008. If you undertake your own review and comparison of the three months ended September 30, 2008 and the three months ended September 30, 2007, it is important that you keep in mind that we expect our financial results to change significantly once we become operational.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months focused on (1) plant construction and start-up of our operations; (2) exploration of additional opportunities in the renewable fuels industry to maximize our results of operations once the plant is operational; and (3) exploration of coal gasification technologies or additional technologies to enhance production efficiencies and/or add value to our operations. We expect that the proceeds of our equity offerings in combination with available debt facilities will provide us with sufficient cash on hand to cover the costs associated with construction of the project with natural gas as our energy source. However, in the event that we suffer a shortfall, we may seek additional equity and/or debt financing to complete project capitalization. We estimate that the total project cost to construct the plant utilizing natural gas as an energy source will be approximately $173,860,000.
Site Development and Construction Activities and Agreements
As of November 1, 2008, we estimate that overall plant construction is 75% complete. The minor delays in construction we experienced in May and June 2008 have been mitigated by an increase in the number of Fagen employees on site and good weather for construction over the remainder of the summer and fall months. Therefore, construction is on schedule, with substantial completion expected by March or April 2009.
The road leading into the plant has been paved, and the bridge over the railroad tracks has been completed. The construction of this bridge will provide a safe route for trucks and will allow us to continue to move truck shipments in and out of the plant without interfering with the rail operations. The rail beds inside the plant are completed and the tracks are currently being laid, with approximately 75% of the tracks in place as of November 1, 2008. We are also currently working on the switches to bring rail cars to the plant from the main line.

The Distiller Grains building is now complete and the ethanol storage tanks are erected. As of November 1, 2008, we estimate that the water treatment building is overall approximately 65% complete with the remaining electrical work expected to be completed by this December. Most of the exterior work on the administration building is complete and we have begun finishing the interior. We anticipate that the administration building will be completed by January 2009.
We have secured a majority of our key agreements for the construction and development of our project. For example, we have entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of our ethanol plant, for a contract price of $120,459,611. In addition, we have entered into a license agreement with ICM, Inc. for limited use of ICM, Inc’s proprietary technology and information for the technology used in our ethanol plant. In addition to these key agreements, we have retained JB Holland for the completion of the majority of our site development work, and we have entered into an agreement for the concrete pavement of the roads within the plant site. The cost of the concrete work is approximately $1,600,000, and we anticipate completion of this work by December 30, 2008.
We entered into an agreement with R & R Contracting (“R & R”) dated July 24, 2008 for the construction of our rail facilities within our anticipated ethanol plant. Under the agreement, R & R will complete the work by December 31, 2008, unless an extension of time is agreed to in writing by both Homeland Energy and R & R. As consideration for the construction of our rail facilities, we have agreed to pay R & R approximately $5,700,000. This payment is subject to any changes to the scope of the work agreed to by Homeland Energy and R & R.
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
We also have agreements with Cornerstone Energy, LLC d/b/a/ Constellation NewEnergy — Gas Division CEI, LLC (“Cornerstone”) for construction of our natural gas pipeline and for procurement of our required natural gas. The cost of this pipeline is expected to be approximately $4,000,000, which we have included in our estimated budget. The contract price of the natural gas has not been set, but will be based on current market prices for natural gas plus a likely surcharge per MMBtu. We will also have the option to participate in Cornerstone’s natural gas hedging program. The Iowa Utilities Board is currently reviewing our application for our pipeline permit. Until such permit is awarded, we may begin work on any items that do not require a permit, and will begin construction on the main pipeline once we have received the permit. We hope to complete the construction of the pipeline by December 2008.
We expect to purchase our electricity from Hawkeye REC, the local utility who holds the service franchise for our plant location in Chickasaw County, Iowa. Hawkeye REC is a distribution cooperative distributing excess operating margins back to its member owners on a yearly basis. One of our directors and officers, Pat Boyle, is also the Business Development and Member Services Manager for Hawkeye REC. Hawkeye REC has been finishing the electric facilities to provide the power for our plant and we expect those facilities to be completed in the near future. We are currently negotiating the terms of an electric service agreement with Hawkeye REC for our electricity needs.
Engineering specifications show our plant water requirements to be approximately 1,000 gallons per minute. That is approximately 1,440,000 gallons per day. While it is possible that our water supply will be strained from nearby residents, business and farms, we expect our production wells to supply us with the water that we will need.

Ethanol and Distillers Grain Marketing Agreements
We have entered into an Ethanol Marketing Agreement with VBV, LLC (VBV) to market the ethanol produced at the plant. Pursuant to the agreement, we will sell all of our ethanol produced at our plant to VBV, who will market all of the ethanol produced at our plant and be responsible for all transportation of the ethanol including, without limitation, the scheduling all shipments of ethanol with us. The ethanol sold must meet or exceed the quality specifications set forth in ASTM 4806 for Fuel Grade ethanol or standards promulgated in the industry. Under the Ethanol Marketing Agreement, we will provide VBV with annual production forecasts and monthly updates, as well as daily plant inventory balances. We will also be responsible for compliance with all federal, state and local rules relating to the shipment of ethanol from our plant.
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
We have also entered into a Distiller’s Grains Marketing Agreement (DG Marketing Agreement) with CHS, Inc. (“CHS”), wherein CHS will purchase the distillers grains produced at our plant. The initial term of the DG Marketing Agreement will be for one year, beginning with start-up of operations and production at the plant. After the initial one-year term, it will be automatically renewed for successive one year terms unless either we or CHS give 120 day prior written notice before the current term expires.
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
Commodities Account
In order to reduce risk caused by market fluctuations, we have opened a commodities trading account with ADM Investor Services, Inc. (“ADMIS”). In addition, we have hired a grain merchandiser to manage our corn procurement activities. We expect the grain merchandiser to begin his employment in December 2008. We plan to begin trading on the commodities trading account during the fourth quarter of 2008 to prepare for start-up of operations. This activity is intended to fix the purchase price of our anticipated requirements of corn in production activities. Under the Customer Agreement governing the account, ADMIS will serve as our broker for the purchase and sale of commodity futures contracts for corn, and will enter into transactions and exercise commodity options for our account in accordance with our written or oral instructions. We will be required to maintain adequate margins in our account to continue to meet the margin requirements established by ADMIS, which may exceed the margin requirements by any commodity exchange or other regulatory authority. If we do not maintain adequate margins, ADMIS may close out on any of our positions or to transfer funds from other accounts of ours to cover the margin. In addition, if we are unable to deliver any security or commodity bought or sold, ADMIS has authority to borrow or buy any security, commodity or other property to meet the delivery requirement. Any dispute or controversy arising out of our account with ADMIS will be settled by arbitration.
The effectiveness of our strategies through our commodities account is dependent upon the cost of corn and our ability to sell sufficient products to use all of the corn for which we have futures contracts. There is no assurance that our activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn prices.

Management and Employees
As of January 1, 2008, Deanna Eastman, the spouse of our director and President, Stephen K. Eastman, became an employee of Homeland, where previously she was retained as an independent contractor providing various project administration and development duties. We continue to retain our construction manager, Mark W. Zuehlke, through a local union, to oversee construction at our plant site. Mr. Zuehlke’s contract extends until May 2009. In addition, we have hired a grain merchandiser, who began employment with us during our third quarter 2008.
We are currently seeking our executive employees and other key employees as construction progresses and we get closer to plant start-up. We expect to hire approximately 45 full time employees prior to start up of operations.
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulation and we have obtained the required environmental permits to commence construction of the plant. We will be required to obtain additional permits and have various plans in place prior to the start-up of operations. Currently, we do not anticipate a problem obtaining our remaining required environmental permits. However, if for any reason any of these permits are not granted, production at our plant may be delayed or discontinued and you may lose some or all of the value of your investment. The following is a summary of the permits that we have received as of the date of this report and those permits and plans that will be required prior to start-up of operations:
Environmental Permits Obtained as of the Date of this Report:
•	Title V Construction Air Permit
•	Construction Site Storm Water Discharge Permit
•	Potable Water Well Usage Permit
•	Storm Water Discharge Permit and Storm Water Pollution Prevention Plan
•	High Capacity Production Well Permits (2)
Environmental Permits and Plans yet to be Obtained or Developed that must be in Place prior to the Start of Operations:
•	NPDES (National Pollutant Discharge Elimination System) Wastewater Discharge Permit
•	We have been issued a temporary permit from the Iowa Department of Natural Resources (IDNR), and, pending some additional testing, we expect the IDNR to finalize the conditions for our final permit.
•	Title V Operating Air Permit
•
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

•	New Source Performance Standards
•	By applying for and obtaining our Title V Construction Air Permit, we are currently in compliance with these standards.
•	Spill Prevention, Control and Countermeasures Plan
•	We anticipate that this plan will be completed as we get closer to completion of construction and start-up of operations. We do not anticipate any problems with obtaining this permit.
•	High Capacity Consumption Well Permit
•	We have submitted our application for our consumption well and expect them to be granted when the plant nears completion and we are ready for start-up of operations.
•	Alcohol Fuel Producer’s Permit
•	We are working on the application for this permit and expect to file the application as we get closer to start-up of operations.
•	Risk Management Plan
•	We have begun work on this plan and expect to complete it as we get closer to start-up of operations.

Plan of Operations Regarding Coal Gasification
As construction of our ethanol plant progresses, we plan to continue to explore our options for new and alternative technologies to increase our operating efficiencies in the competitive ethanol industry. One option we have explored is the installation of a coal gasification energy center as an alternative energy source to natural gas. This option would allow us to operate on both natural gas and coal gasification. The construction of a coal gasification energy center would require significant additional equity and/or debt financing to fund its construction. We estimate that the cost of the energy center would be approximately $64,500,000, which could change due to the cost of coal, construction costs, and our financing structure or other market conditions. We have not yet determined to proceed with a coal gasification energy center. In addition to the availability of financing for a coal gasification energy center, additional factors must be examined, such as any new legislation or regulation relating to the use of coal as an energy source. In addition, it is unclear how the United States Environmental Protection Agency (“EPA”) will interpret several greenhouse gas reduction requirements set forth in the Energy Independence and Security Act of 2007 (the “Act”). It is possible that any EPA regulations pursuant to the Act would affect our ability to install a coal gasification energy center, or would require us to install additional emissions reduction equipment.
We have negotiated in the past with various companies regarding the development and construction of a coal gasification energy center, including Econo Power International Corporation (“EPIC”), with whom we have discussed a possible joint venture for the construction/operation of a coal gasification energy center. Under the anticipated joint venture, both EPIC and Homeland Energy would contribute funds to finance the construction of the energy center. However, there are a number of contingencies in place which must be satisfied before we would be obligated to move forward with the project, including but not limited to the receipt of all of the necessary licenses, permits and other approvals required for the facility, funding of the facility, and approval of our Board of Directors. None of these conditions have taken place as of the date of this report.
Coal fueled facilities of this scale would require a continuous and large supply of coal. The transportation, handling and storage costs of such material may not be cost-effective. We have given COALTRADE, LLC authority to negotiate on our behalf the delivery of coal into our facility and to use a potential coal distribution center at the plant should we determine to install a coal gasification energy center. However, we do not have a definitive agreement with any supplier of coal and we do not know if it is possible to use coal without incurring significant operational and regulatory costs. If we decide to use install a coal gasification energy center, there may be significant environmental risks that may require us to install additional safety precautions.
Results of Operations for the Three Months Ended September 30, 2008
We are not yet operational and therefore have no revenue from operations. We anticipate that we will be operational by March or April, 2009; however, there is no guarantee or assurance that we will not encounter additional delays in construction. We will not have revenue to report until our plant is operational.
Trends and Uncertainties Impacting our Future Operations
Upon the successful completion and start-up of operations of our ethanol plant, we expect our future revenues will consist primarily of proceeds from the sale of ethanol and distillers grains, with ethanol sales constituting the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused ethanol market prices to increase. Increased demand, firm crude oil and gas markets, public acceptance and positive political signals contributed to those strong ethanol prices. However, the ethanol industry has since been subject to volatility in costs of production due to fluctuating costs of corn and natural gas. In addition, a number of plants entered production in the year 2007 and the industry experienced transportation and logistics problems, causing downward pressure on the industry. The United States economy has encountered some challenges, beginning in late September and October 2008, when several major financial institutions collapsed causing a tightening of credit availability in the United States and a general dampening on the overall United States economy, which may lead to a recession. The status of the economy when we reach substantial operations will have an impact on our earnings.

In addition to the overall status of the economy, we will be subject to additional industry-wide factors that we expect will impact our future operating and financial performance, such as the price, supply and demand for ethanol. The price of ethanol tends to track the price of gasoline. Recently the price of gasoline has decreased due to a number of factors, including a slowing work economy. Likewise, the price of ethanol has also decreased. Our profitability once we are operational will depend on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. According to the Nebraska Energy Office, the average rack price of ethanol in Omaha, Nebraska was at $2.90 in July, 2008, but according to the DTN Ethanol Center website, the average rack price for ethanol in Nebraska as of November 4, 2008, was $2.17 per gallon, with a national average as of November 4, 2008 of $1.98 per gallon. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.
Even though the price for ethanol has decreased, management expects that the supply of ethanol in the market to continue to increase, which may also have a negative impact on the price of ethanol. According to the Renewable Fuels Association, as of October 14, 2008, 176 ethanol plants were producing ethanol with the capacity to produce more than 10.7 billion gallons annually. Additionally, approximately 27 ethanol plants are under construction, along with approximately 7 existing plants undergoing expansions. The plants under construction and expansion are expected to increase total ethanol production capacity by approximately 3 billion gallons. Accordingly, if demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings. Management believes the industry will need to continue to grow demand to meet the increased supply and have governmental support in order for the industry to continue to realize higher ethanol prices.
The principal purchasers of ethanol are petroleum terminals located throughout the United States. The Renewable Fuels Standard (RFS) has led to significant new investment in ethanol production across the country. The RFS is a national flexible program that mandates a certain amount of renewable fuels be utilized in fuels, but gives blenders and refiners flexibility to use renewable fuels blends in those areas where it is most cost-effective. The RFS requirement for 2009 is 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022, of which only 15 billion gallons can be grain-based ethanol, which is the type of ethanol we expect to produce. In addition, the RFS requires that a significant portion of these 36 billion gallons come from “advanced” renewable fuels, such as cellulosic ethanol. In addition to setting the RFS requirements, the Energy Independence and Security Act of 2007 (the “Act”) includes provisions for a variety of studies focusing on the optimization of flex-fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions of the Act are intended to stimulate the market for ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry or that it will not be amended or repealed in the future, especially with a new Presidential administration beginning in January 2009.
The Act also authorizes $25 million annually in 2008, 2009 and 2010 for research and development and the commercial application of biofuels production in states with low rates of ethanol and cellolosic ethanol production. Due to volatile corn prices, discussion of cellulosic ethanol has increased. Public criticism of the ethanol industry may lead to additional pressure to produce ethanol from sources other than corn, such as cellulose from wood chips, corn stalks and other common plant products. Currently, the technology for production of cellolosic ethanol is in its infancy and has not yet been proven on a commercial scale.
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

In September 2008, several news articles indicated that there is a strong possibility that a Brazilian trade group will challenge the U.S. ethanol tariff on ethanol imported from Brazil, by asking the World Trade Organization (“WTO”) to initiate proceedings and discussions with the United States regarding the 54 cent per gallon tariff. Reduction or elimination of the tariff could increase imports of ethanol into the United States, which could reduce the demand for domestically-produced ethanol. Such a reduction could have a negative impact on the price of ethanol and our expected revenues.
In addition to the national RFS, Iowa passed legislation in 2006 promoting the use of renewable fuels in Iowa. The Iowa renewable fuels standard encourages 10% of the gasoline sold in Iowa to be from renewable fuels by 2009, increasing incrementally to 25% by 2019. This incentive is intended to increase local demand for ethanol and may help to increase the price we receive for our ethanol. However, these incentives have also lead to additional ethanol production in Iowa and to a corresponding increase in competition for raw materials in Iowa.
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
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of the costs relating to the corn and natural gas supplies. During the three months ended September 30, 2008, the price of corn changed significantly. The corn price peaked at the end of June and early July, likely due to the flooding in the Midwestern states, but the price has since decreased dramatically. We expect continued volatility as a result of increased domestic and foreign demand for corn and the total amount of corn produced in the 2008/2009 crop year. As of October 15, 2008, the USDA projected that estimated corn prices for the 2008/2009 crop year will be between $4.20 and $5.20 per bushel. The USDA estimates that corn production for the 2008/2009 crop year will be the second largest on record behind last year’s crop. However, despite the large crop, increased corn consumption may continue to increase the price of corn and may more than offset such large corn production.
Natural gas will also be an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We will use natural gas to power our production plant, as well as to dry our distillers grain products to a moisture content at which they can be stored for longer periods of time. Natural gas prices increased slightly due to production disruptions from hurricane activity in the Gulf Coast region. However, the increases have not risen to the levels following Hurricanes Katrina and Rita, which could be a result of a slowing economy combined with an increase of domestic production of natural gas. Any increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
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

Financial Results for our Nine and Three Month Periods Ended September 30, 2008
As of September 30, 2008, we have total assets of approximately $122,920,000 consisting primarily of construction in progress and land. We have current liabilities of approximately $21,722,000 consisting primarily of accounts payable (which largely consists of accounts payable for construction in progress) and retainage payable. In addition, as of September 30, 2008, we have incurred long-term debt of approximately $9,000,000 from a draw on our construction loan with Home Federal. Total members’ equity as of September 30, 2008, was approximately $92,103,000.
Since our inception through our fiscal quarter ended September 30, 2008, we have generated no revenue from operations. For the fiscal quarter ended September 30, 2008, we had net loss of approximately $78,000 from operating expenses. For the nine month period ended September 30, 2008, we had net income of approximately $236,000 consisting primarily of interest earned on the account holding our offering proceeds. From inception through September 30, 2008, our total net income was approximately $2,541,000, consisting primarily of interest earned on the account holding our offering proceeds.
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

Sources of Funds		Percent
Seed Capital Proceeds (1)	$1,325,000	0.71%
Registered Unit Proceeds (2)	$88,595,000	47.31%
Senior Debt Financing (3)	$94,000,000	50.19%
Interest on Registered Unit Proceeds (4)	$3,357,000	1.79%

Total Sources of Funds (5)	$187,277,000	100.00%

(1)	We have issued a total of 2,850 units to our founders and seed capital investors in previous private placement offerings in exchange for proceeds of $1,325,000.

(2)	As of the close of our registered offering on November 30, 2007, we issued 88,595 membership units in exchange for proceeds of $88,595,000.

(3)
We have entered into a definitive agreement with Home Federal Savings Bank for a Construction Loan of up to $94,000,000 (of which $20,000,000 may be converted into a Term Revolving Loan upon start-up of operations). In addition, we will have available to us a Revolving Line of Credit Loan in an amount not to exceed $6,000,000, which will be available upon start-up of operations.

(4)	As of September 30, 2008, we had earned approximately $3,357,000 in interest on our equity proceeds.

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

		Percent of
Use of Proceeds	Amount	Total
Plant construction (1)	$120,431,000	69.27%
Land cost	3,500,000	2.01%
Site development costs	5,670,000	3.26%
Pipeline costs	4,000,000	2.30%
Construction contingency (2)	2,014,000	1.16%
Construction insurance costs	380,000	0.22%
Construction manager fees	125,000	0.07%
Administrative building	1,020,000	0.59%
Office equipment	85,000	0.04%
Computers, Software, Network	175,000	0.10%
Rail Infrastructure	11,000,000	6.33%
Rolling stock	500,000	0.29%
Fire Protection, water supply and water treatment	3,500,000	2.01%
Capitalized interest	4,000,000	2.30%
Start up costs:
Financing costs	1,200,000	0.69%
Organization costs (3)	1,400,000	0.80%
Pre production period costs	950,000	0.56%
Working capital	7,000,000	4.03%
Inventory — corn	2,660,000	1.53%
Inventory — chemicals and ingredients	500,000	0.29%
Inventory — Ethanol	2,500,000	1.43%
Inventory — DDGS	500,000	0.29%
Spare parts — process equipment	750,000	0.43%

Total	$173,860,000	100.00%

(1)
On March 26, 2008, we entered into a change order with our design-builder, Fagen, Inc., for additional work, design and materials required to provide and install larger heat recovery steam generator units, resulting in an increase in plant construction costs of approximately $587,000. However, due to subsequent change orders, the contract price at September 30, 2008 was reduced to approximately $120,431,000.

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
Grants and Government Programs for Coal Gasification
We have received a $40,000,000 loan guarantee from the United States Department of Agriculture (“USDA”) under the Rural Energy Program. This guarantee is contingent upon the construction of a coal gasification energy center at our plant. If we determine to install a coal gasification energy center, we plan to use the guarantee to attract additional debt financing to help fund the energy system. Originally, the conditional guarantee was set to expire on November 29, 2008. However, the conditional guarantee has been extended by the USDA until November 29, 2009. There is no guarantee that we will move forward with plans for a coal gasification energy center. In addition to the availability of financing for a coal gasification energy center, additional factors must be examined, such as any new legislation or regulation relating to the use of coal as an energy source. Even if we decide to proceed, we do not have any agreements in place for the financing of a coal gasification energy center and there is no guarantee that we will be able to enter into any such agreements in the future.
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
Item 4. Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
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
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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
Our total expense related to the registration and issuance of these units was approximately $347,000, which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in November 2007. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, after deduction of expenses were approximately $88,248,000. As of our quarter ended September 30, 2008, all of our net offering proceeds have been applied to the project, and we have begun drawing on our construction loan through Home Federal Savings Bank. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (November 30, 2006, commission file no. 333-135967) through our quarter ended September 30, 2008:

Plant Construction(1)	$72,424,000
Financing Costs(2)	$1,173,000
Real Estate Purchases and Land Improvements(3)	$9,146,000
Repayment of Indebtedness(4)	$4,900,000
Other Expenses(5)	$605,000

Total	$88,248,000

(1)	This includes approximate expenses incurred as of September 30, 2008 for plant construction, road construction and other miscellaneous equipment and construction costs.

(2)	We incurred approximately $1,173,000 in bank origination/loan fees for our senior debt financing and bridge loan.

(3)	We have paid approximately $3,600,000 to purchase the land and to extend land options for our plant site and approximately $5,546,000 to improve the land as of June 30, 2008.

(4)	We incurred approximately $4,900,000 for the repayment of our bridge loan.

(5)	This includes payments to director Pat Boyle under his Project Development Agreement, as well as our employee, Deanna Eastman, and our Construction Manager, Mark W. Zeuhlke.
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the third fiscal quarter of 2008.
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC
November 14, 2008	/s/ Stephen K. Eastman
Stephen K. Eastman, Principal Executive Officer

November 14, 2008	/s/ Bernard Retterath
Bernard Retterath, Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.