Form 10-K
period 2008-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2009-02-26
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission file number 000-53202
HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24
Lawler, Iowa (Address of principal executive offices)	52154 (Zip Code)
(563) 238-5555
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Membership Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of February 15, 2009, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $55,815,000.
As of February 15, 2009, there were 91,445 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 1 — Business;” “Item 1A - Risk Factors;” “Item 2 — Properties;” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well.
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in the section of this report in “Item 1A -Risk Factors.” You are urged to consider all of those risk factors when evaluating any forward-looking statements, and we caution you not to put undue reliance on any forward-looking statements.
You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grain and other commodities prices;

•	Increases in construction costs or delays or difficulties in the construction of the plant, resulting in a delay of start-up of plant operations;

•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•	The results of our hedging transactions and other risk management strategies;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	The effects of mergers or consolidations in the ethanol industry;

•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;

•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Difficulties or disruptions we may encounter during the initial operating period at our plant;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel;

•	Our ability to hire administrative and operational personnel;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Fluctuation in U.S. petroleum prices and corresponding oil consumption; and

•	Competition in the ethanol industry and from alternative fuel additives.

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
AVAILABLE INFORMATION
Information about us is also available at our website at www.homelandenergysolutions.com, under “Investor Relations — SEC Filings,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.
PART I.
ITEM 1. BUSINESS.
Business Development
Homeland Energy Solutions, LLC (referred to herein as “we,” “us,” the “Company,” “Homeland” or “Homeland Energy Solutions”) is an Iowa limited liability company. It was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year natural-gas powered ethanol plant to be located near Lawler, Iowa. In addition, the Company intends to produce and sell distillers grains as co-products of the ethanol production. As of the close of our fiscal year on December 31, 2008, we were still in the development phase and had generated no revenue. We anticipate construction of our ethanol plant to be complete in April, 2009, and anticipate commencement of operations and the production of ethanol and distillers grains shortly thereafter.
We currently expect the total project cost of our ethanol plant to be approximately $176,000,000. This estimate has increased from our prior total estimated project cost of $173,860,000. The revised estimate of $176,000,000 more accurately captures the costs we have incurred to date. A portion of the increase is attributable to change orders with Fagen, Inc., under our design build agreement. The change orders resulted in an increase of approximately $1,050,000 in costs to add a second air stack to match the requirements contained in our air permit. In addition, we expect to incur approximately $1,300,000 related to the construction and paving of the turn lane into the plant site. As we near completion of construction, we were also better able to estimate the final costs of the individual line items as set forth in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations/Estimated Use of Equity and Debt Proceeds.” We are financing the development and construction of our ethanol plant with a combination of equity and debt proceeds. We previously issued and sold 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We closed our registered offering with the Securities and Exchange Commission (“SEC”) on November 30, 2007, having issued and sold a total of 88,595 membership units in the registered offering for a total of $88,595,000 in offering proceeds.
We secured our senior debt financing in November 2007, which consists of (i) a Construction Loan in an amount not to exceed $94,000,000 (of which $20,000,000 may be converted into a Term Revolving Loan upon start-up of operations); and (ii) a Revolving Line of Credit Loan in an amount not to exceed $6,000,000.
On December 15, 2008, we entered into a Management Services Agreement with Golden Grain Energy, LLC (“Golden Grain”). Pursuant to the Management Services Agreement, we agreed to share the costs of certain management employees with Golden Grain in an effort to reduce our administrative overhead costs. Under the Management Services Agreement, we agreed to share with Golden Grain certain management employees, such as Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Accounting Controller, Financial Accountant, Plant Manager, OSHA/Safety Manager — Environmental Protection Agency (“EPA”) Compliance Officer, and Human Resources Manager. The Management Services Agreement is strictly for the sharing of management services and neither Homeland nor Golden Grain has the authority to act on behalf of or make management decisions for the other. We agreed to split the compensation costs associated with each of the employees covered by the Management Services Agreement with Golden Grain.

The initial term of the Management Services Agreement ends on December 15, 2011. Following the initial term, the Management Services Agreement automatically renews for additional one year terms unless either party gives notice of termination at least ninety days before the end of the initial or any renewal term. The Management Services Agreement may also be terminated for cause by giving thirty days notice. In the agreement, cause means either a material breach of the agreement or a deadlock situation between the board of Homeland or Golden Grain, which, in the opinion of either board, has impaired the ability of the management team to carry out their duties as directed by either board. In addition, we may cease using the CEO provided by Golden Grain by giving Golden Grain at least ninety days notice, but we have agreed to utilize the services of the CEO for at least one year.
Principal Products and Markets
Ethanol
Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, we believe corn-based production technologies currently remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 10.5 billion gallons as of February 5, 2009.
A corn-based ethanol plant is essentially a fermentation plant. Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water. The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content. This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.
Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the continental United States.
Distillers Grains
A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, poultry and beef industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% distillers grains, respectively. There are several different types of distillers grains depending on the moisture content. We expect that most of the distillers grains produced at our plant will be Dried Distillers Grains with Solubles (“DDGS”).
Ethanol and Distillers Grains Markets
As described below in “Distribution of Principal Products,” we plan to market and distribute our ethanol and distillers grains through third parties. Whether or not our ethanol or distillers grains are sold in local markets will depend on the relative prices of the rail market and truck market for our products.
Typically a regional market is one that is outside of the local market, yet within the neighboring states. Our regional market will be within a 450-mile radius of our plant and will be serviced primarily by rail and truck. A railroad spur track has been constructed to our plant so that we may load unit trains allowing us to more effectively reach the regional and national markets with our ethanol. The market for distillers grains is generally confined to regional locations where freight costs allow it to be competitively processed against other feed ingredients.

While we believe that the nationally mandated usage of renewable fuels is largely driving current demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher renewable fuels standard (“RFS”) may be necessary to encourage blenders to use ethanol. We expect that voluntary usage by blenders will only occur of the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and depress ethanol prices.
Distribution of Principal Products
Our ethanol plant is located near Lawler, Iowa in Chickasaw County, in northeastern Iowa. We selected the site because of its proximity to rail service and access to natural gas supplies capable of meeting plant consumption needs. The plant is located on Iowa Highway 24, which runs east/west, and is about 10 miles east of Iowa Highway 63, which runs north/south, and about 40 miles north of Iowa Highway 20, which runs east/west. The plant is located near the Iowa, Chicago & Eastern (“IC&E”) Railroad line. Our proximity to these highways will provide us with easy access to Interstate 35 and Interstate 80.
Ethanol Distribution
We have entered into an Ethanol Marketing Agreement with VBV, LLC (“VBV”) (“Ethanol Marketing Agreement”) to market the ethanol produced at the plant. On October 15, 2008, Green Plains Renewable Energy, LLC (“GPRE”) announced that it had completed the merger with VBV, LLC and its subsidiaries, with GPRE being the surviving entity. GPRE is based in Omaha, Nebraska and operates two ethanol plants in Iowa, one in Indiana and one in Tennessee. As a result of the merger, GPRE has begun an ethanol marketing and distribution business. Pursuant to the agreement, we will sell all of our ethanol produced at our plant to GPRE, who will market all of the ethanol produced at our plant and be responsible for all transportation of the ethanol including, without limitation, the scheduling of all shipments of ethanol with us.
The price per gallon that we will receive for our ethanol will be based on the contract selling price less all direct costs (on a per gallon basis) incurred by GPRE in conjunction with the handling, movement and sale of the ethanol. GPRE and Homeland Energy will determine together the estimated monthly netback (on a per gallon basis) for each month. The establishment of the estimated monthly netback will be on the first business day of the month with the intention being to establish the estimated monthly netback to be within $.05 of the final actual netback (on a per gallon basis) for the month. In addition, we will pay GPRE a commission for each gallon of ethanol sold to GPRE under the Ethanol Marketing Agreement.
Distillers Grains Distribution
We have also entered into a Distiller’s Grains Marketing Agreement (“DG Marketing Agreement”) with CHS, Inc. (“CHS”), wherein CHS will purchase the distillers grains produced at our plant. The initial term of the DG Marketing Agreement will be for one year, beginning with start-up of operations and production at the plant. After the initial one-year term, it will be automatically renewed for successive one year terms unless either we or CHS give 120 day prior written notice before the current term expires.
CHS will pay us 98% of the actual sale price received by CHS for dried distillers grains from its customers and 96% of the actual sale price received by CHS for wet distillers grains, less all of the customary freight costs incurred by CHS in delivering the distillers grains to the customer. CHS will retain the balance of the FOB plant price received by CHS from its customers as its fee for services provided under this agreement.

Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year by 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. The scheduled RFS for 2009 is approximately 11 billion gallons.
Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. Under the RFS, as originally passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, or EPA, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.
The Renewable Fuels Association estimates that current domestic ethanol production capacity as of February 2009 is approximately 10.5 billion gallons. This high level of ethanol production capacity is placing downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply.
On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuel tax credit from 51 cents per gallon to 45 cents per gallon beginning in 2009. The bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the increased renewable fuels standard described above.
There is currently some debate in the U.S. Senate about whether to repeal the 54 cent per gallon tariff on imported ethanol. If the 54 cent per gallon tariff is repealed, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries.
Effect of Governmental Regulation
The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels. The elimination or reduction of such federal ethanol supports would likely reduce our net income and negatively impact our future financial performance.
We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations require our plant to operate under permits that are subject to renewal or modification. The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.

Our business may be indirectly affected by environmental regulation of the agricultural industry as well. It is also possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, plant operations are governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.
Competition
We will be competing with numerous ethanol producers, many of whom may have greater resources than we will. Ethanol is a commodity product, like corn, which means our ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we will compete favorably with other ethanol producers due to our proximity to grain supplies and access to both rail and truck transportation. During our 2008 fiscal year, there was relatively slower growth in the number of new ethanol producers entering the market due to high corn prices and relatively lower ethanol prices as compared to previous years. Management believes that conditions are right for a contraction in the ethanol industry as a result of the significant financial hardship that has been occurring generally in the economy and in the ethanol industry recently. The gross profit on gallons of ethanol that we expect to be produced at our plant, which will account for the substantial majority of our operating income, is largely dependent on the spread between ethanol and corn prices. The ethanol industry has struggled with volatile corn prices over the past 12 months, with record high corn prices during part of 2008 partially due to the flooding in the Midwestern United States. The high corn prices, coupled with declining ethanol prices, have negatively impacted profits in the industry and have caused some ethanol companies to declare bankruptcy or to halt construction/expansion projects, or reduce or halt the production of ethanol at their facilities.
In addition to the pressure caused by high corn prices and declining ethanol prices, the United States and virtually all international economies are widely viewed as being in a recession that may continue well into 2009, and perhaps longer. The United States and nearly all international economic circumstances include a critical and severe lack of available loans and credit to nearly all types of industries, significantly rising unemployment, falling profits or losses in many industries, severe losses in the stock and other investment markets, individual and business failures and bankruptcies, significant deficit spending and “bailout” programs by governments, and falling business and consumer confidence.
The ethanol industry has been similarly affected. For example, lenders and the credit markets are generally unfavorable to the ethanol industry as of late, and the lack of available credit has caused the proposed construction or expansion of some ethanol plants to be cancelled or indefinitely delayed, and some plants in production have experienced difficulty in securing the credit needed to cover costs of goods sold. Some ethanol plants have already sought bankruptcy protection and some analysts are predicting that more ethanol plants will be forced to seek bankruptcy protection in 2009.
Despite the current economic hardships, ethanol production continues to grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of February 5, 2009, the ethanol industry has grown to 193 production facilities in the United States. There are approximately 26 plants under construction or expansion. The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce nearly 12.4 billion gallons of ethanol per year, with current production estimated at approximately 10.5 billion gallons per year. The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to nearly 14.5 billion gallons per year. The largest ethanol producers include POET, Archer Daniels Midland, VeraSun and Hawkeye Renewables each of which are capable of producing more ethanol than we produce. However, VeraSun has filed for Chapter 11 Bankruptcy, and recently announced that it plans to seek authority from the bankruptcy court to sell substantially all of its assets at all of its production facilities. Other ethanol producers may be in a position to purchase the assets of VeraSun which could further consolidate the ethanol industry.

Excess capacity in the ethanol industry will likely have an adverse effect on our results of operations, cash flows and financial condition, as market forces have already reduced the profitability of other currently operational ethanol companies. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in a reduction in the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.
The following table identifies most of the ethanol producers in the United States along with their production capacities and operating production level.
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

					Under
			Nameplate	Operating	Construction/
			Capacity	Production	Expansion
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Abengoa Bioenergy Corp. (Total)			198.0	168.0	176.0
Abengoa Bioenergy Corp.	Madison, IL	corn
Abengoa Bioenergy Corp.	Mt. Vernon, IN	corn
Abengoa Bioenergy Corp.	Colwich, KS	corn/milo
Abengoa Bioenergy Corp.	Ravenna, NE	Corn
Abengoa Bioenergy Corp.	York, NE	Corn
Abengoa Bioenergy Corp.	Portales, NM	corn
Absolute Energy, LLC*	St. Ansgar, IA	Corn	100.0	100.0
ACE Ethanol, LLC	Stanley, WI	Corn	41.0	41.0
Adkins Energy, LLC*	Lena, IL	Corn	40.0	40.0
Advanced Bioenergy, LLC	Fairmont, NE	Corn	100.0	100.0
Advanced Bioenergy, LLC	Aberdeen, SD	Corn	50.0	50.0
Advanced Bioenergy, LLC	Huron, SD	Corn	32.0	32.0	33.0
Ag Energy Resources, Inc.	Benton, IL	corn			5.0
AGP*	Hastings, NE	Corn	52.0	52.0
Agri-Energy, LLC*	Luverne, MN	Corn	21.0	21.0
Al-Corn Clean Fuel*	Claremont, MN	Corn	42.0	42.0
Alchem Ltd. LLP	Grafton, ND	Corn	10.0
AltraBiofuels Coshocton Ethanol, LLC	Coshocton, OH	corn	60.0
AltraBiofuels Indiana, LLC	Cloverdale, IN	corn	92.0
AltraBiofuels Phoenix Bio Industries, LLC	Goshen, CA	Corn	31.5	31.5
Amaizing Energy, LLC*	Atlantic, IA	Corn			110.0
Amaizing Energy, LLC*	Denison, IA	Corn	48.0	48.0
Archer Daniels Midland (Total)			1,070.0	1,070.0	550.0
Archer Daniels Midland	Cedar Rapids, IA	Corn
Archer Daniels Midland	Clinton, IA	Corn

					Under
			Nameplate	Operating	Construction/
			Capacity	Production	Expansion
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Archer Daniels Midland	Decatur, IL	Corn
Archer Daniels Midland	Peoria, IL	Corn
Archer Daniels Midland	Marshall, MN	Corn
Archer Daniels Midland	Wallhalla, ND	Corn/barley
Archer Daniels Midland	Columbus, NE	Corn
Arkalon Energy, LLC	Liberal, KS	Corn	110.0	110.0
Aventine Renewable Energy, LLC (Total)			207.0	207.0
Aventine Renewable Energy, LLC	Pekin, IL	Corn
Aventine Renewable Energy, LLC	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48.0	48.0
Big River Resources Galva, LLC	Galva, IL	corn			100.0
Big River Resources, LLC*	West Burlington, IA	Corn	92.0	92.0
BioFuel Energy — Buffalo Lake Energy, LLC	Fairmont, MN	Corn	115.0	115.0
BioFuel Energy — Pioneer Trail Energy, LLC	Wood River, NE	Corn	115.0	115.0
Bional Clearfield	Clearfield, PA	Corn			110.0
Blue Flint Ethanol	Underwood, ND	Corn	50.0	50.0
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55.0	55.0
Bridgeport Ethanol	Bridgeport, NE	corn	54.0	54.0
Bunge-Ergon Vicksburg	Vicksburg, MS	corn	54.0	54.0
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	50.0	50.0
Calgren Renewable Fuels, LLC	Pixley, CA	Corn			55.0
Cardinal Ethanol	Union City, IN	Corn	100.0	100.0
Cargill, Inc.	Eddyville, IA	Corn	35.0	35.0
Cargill, Inc.	Blair, NE	Corn	85.0	85.0
Cascade Grain	Clatskanie, OR	Corn	108.0	108.0
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn	50.0	50.0
Center Ethanol Company	Sauget, IL	Corn	54.0	54.0
Central Indiana Ethanol, LLC	Marion, IN	Corn	40.0	40.0
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5	21.5
Chief Ethanol	Hastings, NE	Corn	62.0	62.0
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45.0	45.0
Cilion Ethanol	Keyes, CA	Corn			50.0
Clean Burn Fuels, LLC	Raeford, NC	Corn			60.0

					Under
			Nameplate	Operating	Construction/
			Capacity	Production	Expansion
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33.0	33.0
Corn Plus, LLP*	Winnebago, MN	Corn	44.0	44.0
Corn, LP*	Goldfield, IA	Corn	55.0	55.0
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40.0	40.0
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50.0	50.0
DENCO, LLC	Morris, MN	Corn	24.0
Didion Ethanol	Cambria, WI	Corn	40.0	40.0
E Caruso (Goodland Energy Center)	Goodland, KS	Corn			20.0
E Energy Adams, LLC	Adams, NE	Corn	50.0	50.0
E3 Biofuels	Mead, NE	corn	25.0
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35.0	35.0
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn	100.0	100.0
Front Range Energy, LLC	Windsor, CO	Corn	40.0	40.0
Gateway Ethanol	Pratt, KS	Corn	55.0
Glacial Lakes Energy, LLC — Mina	Mina, SD	corn	107.0
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100.0	100.0
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	97.0	97.0
Global Ethanol/Midwest Grain Processors	Riga, MI	Corn	57.0	57.0
Golden Cheese Company of California*	Corona, CA	Cheese whey	5.0	5.0
Golden Grain Energy, LLC*	Mason City, IA	Corn	115.0	115.0
Golden Triangle Energy, LLC*	Craig, MO	Corn	20.0	20.0
Grain Processing Corp.	Muscatine, IA	Corn	20.0	20.0
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52.0	52.0
Greater Ohio Ethanol, LLC	Lima, OH	Corn	54.0
Green Plains Renewable Energy	Shenandoah, IA	Corn	55.0	55.0
Green Plains Renewable Energy	Superior, IA	Corn	55.0	55.0
Hawkeye Renewables, LLC	Fairbank, IA	Corn	120.0	120.0
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105.0	105.0

					Under
			Nameplate	Operating	Construction/
			Capacity	Production	Expansion
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Hawkeye Renewables, LLC	Menlo, IA	Corn	110.0	110.0
Hawkeye Renewables, LLC	Shell Rock, IA	Corn	110.0	110.0
Heartland Corn Products*	Winthrop, MN	Corn	100.0	100.0
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn	50.0	50.0
Highwater Ethanol LLC	Lamberton, MN	Corn			50.0
Homeland Energy	New Hampton, IA	Corn			100.0
Husker Ag, LLC*	Plainview, NE	Corn	75.0	75.0
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4.0	4.0
Illinois River Energy, LLC	Rochelle, IL	Corn	100.0	100.0
Indiana Bio-Energy	Bluffton, IN	Corn	101.0	101.0
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	corn	40.0	40.0
KAAPA Ethanol, LLC*	Minden, NE	Corn	40.0	40.0
Kansas Ethanol, LLC	Lyons, KS	Corn	55.0	55.0
KL Process Design Group	Upton, WY	Wood waste	1.5	1.5
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6	2.6
LDCommodities	Grand Junction, IA	corn			100.0
LDCommodities	Norfolk, NE	Corn	45.0	45.0
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	40.0	40.0
Lifeline Foods, LLC	St. Joseph, MO	Corn	40.0	40.0
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48.0	48.0
Lincolnway Energy, LLC*	Nevada, IA	Corn	50.0	50.0
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	92.0	92.0
Marquis Energy, LLC	Hennepin, IL	Corn	100.0	100.0
Marysville Ethanol, LLC	Marysville, MI	Corn	50.0	50.0
Merrick & Company	Aurora, CO	Waste beer	3.0	3.0
Mid America Agri Products/Horizon	Cambridge, NE	Corn	44.0	44.0
Mid America Agri Products/Wheatland	Madrid, NE	Corn	44.0	44.0
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	50.0	50.0
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25.0	25.0
Minnesota Energy*	Buffalo Lake, MN	Corn	18.0	18.0
NEDAK Ethanol	Atkinson, NE	corn			44.0
Nesika Energy, LLC	Scandia, KS	corn	10.0	10.0

					Under
			Nameplate	Operating	Construction/
			Capacity	Production	Expansion
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
New Energy Corp.	South Bend, IN	Corn	102.0	102.0
North Country Ethanol, LLC*	Rosholt, SD	Corn	20.0	20.0
Northeast Biofuels	Volney, NY	Corn	114.0
Northwest Renewable, LLC	Longview, WA	Corn			55.0
One Earth Energy	Gibson City, IL	corn			100.0
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn	57.5	57.5
Pacific Ethanol	Madera, CA	Corn	40.0
Pacific Ethanol	Stockton, CA	Corn	60.0	60.0
Pacific Ethanol	Burley, ID	Corn	50.0	50.0
Pacific Ethanol	Boardman, OR	Corn	40.0	40.0
Panda Ethanol	Hereford, TX	Corn/milo			115.0
Parallel Products	Rancho Cucamonga, CA
Parallel Products	Louisville, KY	Beverage waste	5.4	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn	100.0	100.0
Penford Products	Cedar Rapids, IA	Corn	45.0	45.0
Pinal Energy, LLC	Maricopa, AZ	Corn	55.0	55.0
Pine Lake Corn Processors, LLC	Steamboat Rock, IA	corn	30.0	30.0
Platinum Ethanol, LLC*	Arthur, IA	Corn	110.0	110.0
Plymouth Ethanol, LLC*	Merrill, IA	Corn	50.0	50.0
POET Biorefining — Alexandria	Alexandria, IN	Corn	68.0	68.0
POET Biorefining — Ashton	Ashton, IA	Corn	56.0	56.0
POET Biorefining — Big Stone	Big Stone City, SD	Corn	79.0	79.0
POET Biorefining — Bingham Lake	Bingham Lake, MN		35.0	35.0
POET Biorefining — Caro	Caro, MI	Corn	53.0	53.0
POET Biorefining — Chancellor	Chancellor, SD	Corn	110.0	110.0
POET Biorefining — Coon Rapids	Coon Rapids, IA	Corn	54.0	54.0
POET Biorefining — Corning	Corning, IA	Corn	65.0	65.0
POET Biorefining — Emmetsburg	Emmetsburg, IA	Corn	55.0	55.0
POET Biorefining — Fostoria	Fostoria, OH	Corn	68.0	68.0
POET Biorefining — Glenville	Albert Lea, MN	Corn	42.0	42.0
POET Biorefining — Gowrie	Gowrie, IA	Corn	69.0	69.0

					Under
			Nameplate	Operating	Construction/
			Capacity	Production	Expansion
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
POET Biorefining — Hanlontown	Hanlontown, IA	Corn	56.0	56.0
POET Biorefining — Hudson	Hudson, SD	Corn	56.0	56.0
POET Biorefining — Jewell	Jewell, IA	Corn	69.0	69.0
POET Biorefining — Laddonia	Laddonia, MO	Corn	50.0	50.0	5.0
POET Biorefining — Lake Crystal	Lake Crystal, MN	Corn	56.0	56.0
POET Biorefining — Leipsic	Leipsic, OH	Corn	68.0	68.0
POET Biorefining — Macon	Macon, MO	Corn	46.0	46.0
POET Biorefining — Marion	Marion, OH	Corn			65.0
POET Biorefining — Mitchell	Mitchell, SD	Corn	68.0	68.0
POET Biorefining — North Manchester	North Manchester, IN	Corn	68.0	68.0
POET Biorefining — Portland	Portland, IN	Corn	68.0	68.0
POET Biorefining — Preston	Preston, MN	Corn	46.0	46.0
POET Biorefining — Scotland	Scotland, SD	Corn	11.0	11.0
POET Biorefining- Groton	Groton, SD	Corn	53.0	53.0
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40.0	40.0
Quad-County Corn Processors*	Galva, IA	Corn	30.0	30.0
Range Fuels	Soperton, GA	Wood waste			20.0
Red Trail Energy, LLC	Richardton, ND	Corn	50.0	50.0
Redfield Energy, LLC *	Redfield, SD	Corn	50.0	50.0
Reeve Agri-Energy	Garden City, KS	Corn/milo	12.0	12.0
Renew Energy	Jefferson Junction, WI	Corn	130.0	130.0
Renova Energy	Torrington, WY	Corn	5.0	5.0
Riverland Biofuels	Canton, IL	corn	37.0	37.0
Show Me Ethanol	Carrollton, MO	Corn	55.0	55.0
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60.0	60.0
Siouxland Ethanol, LLC	Jackson, NE	Corn	50.0	50.0
Southwest Georgia Ethanol, LLC	Camilla, GA	Corn	100.0	100.0
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn	110.0	110.0

					Under
			Nameplate	Operating	Construction/
			Capacity	Production	Expansion
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Sterling Ethanol, LLC	Sterling, CO	Corn	42.0	42.0
Tate & Lyle	Ft. Dodge, IA	Corn			105.0
Tate & Lyle	Loudon, TN	Corn	67.0	67.0	38.0
Tharaldson Ethanol	Casselton, ND	Corn	110.0	110.0
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55.0	55.0
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110.0	110.0
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110.0	110.0
Trenton Agri Products, LLC	Trenton, NE	Corn	40.0	40.0
United Ethanol	Milton, WI	Corn	52.0	52.0
United WI Grain Producers, LLC*	Friesland, WI	Corn	49.0	49.0
Utica Energy, LLC	Oshkosh, WI	Corn	48.0	48.0
VeraSun Energy Corp.	Dyersville, IA	corn
VeraSun Energy Corp.	Linden, IN	Corn
VeraSun Energy Corp.	Lake Odessa, MI	Corn
VeraSun Energy Corp.	Janesville, MN	corn
VeraSun Energy Corp.	Welcome, MN	corn
VeraSun Energy Corp.	Hankinson, ND	corn
VeraSun Energy Corp.	Albion, NE	corn
VeraSun Energy Corp.	Central City, NE	corn
VeraSun Energy Corp.	Ord, NE	Corn
VeraSun Energy Corp.	Bloomingburg, OH	corn
VeraSun Energy Corp.	Marion, SD	corn
VeraSun Energy Corporation (Total)			1,635.0	450.0
VeraSun Energy Corporation	Albert City, IA	Corn
VeraSun Energy Corporation	Charles City, IA	Corn
VeraSun Energy Corporation	Ft. Dodge, IA	Corn
VeraSun Energy Corporation	Hartley, IA	Corn
VeraSun Energy Corporation	Welcome, MN	Corn
VeraSun Energy Corporation	Aurora, SD	Corn
Verenium	Jennings, LA	Sugar Cane bagasse	1.5	1.5
Western New York Energy LLC	Shelby, NY		50.0	50.0

					Under
			Nameplate	Operating	Construction/
			Capacity	Production	Expansion
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Western Plains Energy, LLC*	Campus, KS	Corn	45.0	45.0
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40.0	40.0
White Energy	Russell, KS	Milo/wheat starch	48.0	48.0
White Energy	Hereford, TX	Corn/Milo	100.0	100.0
White Energy	Plainview, TX	Corn	110.0
Wind Gap Farms	Baconton, GA	Brewery waste	0.4	0.4
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5.0	5.0
Yuma Ethanol	Yuma, CO	Corn	40.0	40.0
TOTALS			12,375.4	10,469.4	2,066.0
			mgy for	mgy for	mgy for
			193	operating	under
			nameplate refineries	refineries	construction/ expanding refineries

* locally owned

Last updated: February 5, 2009

Source: Renewable Fuels Association (“RFA”)
Competition from Alternative Fuels
Alternative fuels and ethanol production methods are continually under development by ethanol and oil companies. The major ethanol and oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.
Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region. Ethanol produced or processed in these countries is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative (“CBI”). Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. According to the Farm Bureau, the U.S. International Trade Commission (“USITC”) announced the 2008 CBI import quota, which will allow approximately 450 million gallons of duty-free ethanol to enter the U.S., which is up from 350 million gallons in 2007. The USITC has yet to announce the 2009 CBI import quota. Currently there is a $0.54 per gallon tariff on foreign produced ethanol which is scheduled to expire in January 2011. Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the University of Minnesota’s DDGS-General Information website (February 5, 2009) approximately 3.2 to 3.5 million tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants. The primary consumers of distillers grains are dairy and beef cattle. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Competition for corn from the ethanol industry has led to an increase in demand from cattle producers for distillers grains to offset the higher cost of corn. We expect to see volatility in the market for distillers grains as ethanol production in Iowa varies due to decreased ethanol production as other ethanol plants in the region halt or reduce production in these volatile economic conditions.
Sources and Availability of Raw Materials
Corn Supply
The major raw material required to produce ethanol and distillers grains at our plant is corn. To produce 100 million gallons of ethanol per year, our ethanol plant will need approximately 35-40 million bushels of corn per year, or approximately 100,000 — 115,000 bushels per day, as the feedstock for our dry milling process. We plan to buy as much corn as possible from local grain elevators and farmers. Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.
Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problems. The effect poor weather can have on corn prices was clearly illustrated during the early part the summer of 2008. Due in part to flooding events in the Midwest and other poor weather conditions, the price of corn increased significantly at the end of June and early July 2008. However, nearly ideal weather conditions followed for the rest of the 2008 growing season and significant decreases in commodities prices along with the collapse of the financial markets resulted in a significant decrease in corn prices.
We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. An increase in the number of operating ethanol plants in our surrounding area and nationwide could significantly increase the demand for corn. This demand could drive up the price of corn in our market which will impact our ability to operate profitably.
The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. The market price of ethanol is not directly related to grain prices, and as a result, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
Commodities Account
In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened two commodities trading accounts with ADM Investor Services, Inc. (“ADMIS”). In addition, we have hired a commodities manager to manage our corn procurement activities. Subsequent to our fiscal year end, we began trading on the commodities account as we prepare for start-up operations. This activity is intended to fix the purchase price of our anticipated requirements of corn in production activities. ADMIS will serve as our broker for the purchase and sale of commodity futures contracts for corn, and will enter into transactions and exercise commodity options for our account in accordance with our written or oral instructions. We are required to maintain adequate margins in our accounts, and if we do not maintain adequate margins, ADMIS may close out on any of our positions or transfer funds from other accounts of ours to cover the margin. In addition, if we are unable to deliver any security or commodity bought or sold, ADMIS has authority to borrow or buy any security, commodity or other property to meet the delivery requirement.

The effectiveness of our strategies through our commodities account is dependent upon the cost of corn and our ability to sell sufficient products to use all of the corn for which we have futures contracts. There is no assurance that our activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn prices.
Utilities
Our plant site did not have an existing gas line to supply natural gas to our plant. To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline from Northern Natural Gas’s interstate pipeline is under construction to bring our natural gas supply to the plant. The cost of this pipeline is expected to be approximately $3,800,000, which we have included in our estimated budget. The pipeline is scheduled to be complete by March, 2009, and we expect to commence operations in April, 2009.
We have entered into an agreement with Cornerstone Energy, LLC d/b/a Constellation NewEnergy — Gas Division CEI, LLC (“Cornerstone”) for the procurement of our natural gas. The contract price of the natural gas has not been set, but will be based on current market prices for natural gas plus a likely surcharge per MMBtu. We will also have the option to participate in Cornerstone’s natural gas hedging program.
We plan to purchase our electricity from Hawkeye REC, the local utility who holds the service franchise for our plant location in Chickasaw County, Iowa. Hawkeye REC is a distribution cooperative distributing excess operating margins back to its member owners on a yearly basis. One of our directors and officers, Pat Boyle, is also the Business Development and Member Services Manager for Hawkeye REC. Hawkeye REC has been finishing the electric facilities to provide the power for our plant and we expect those facilities to be completed in the near future. We are currently negotiating the terms of an electric service agreement with Hawkeye REC for our electricity needs.
Engineering specifications show our plant water requirements to be approximately 1,000 gallons per minute. That is approximately 1,440,000 gallons per day. While it is possible that our water supply will be strained from nearby residents, business and farms, we expect our production wells to supply us with the water that we will need.
Patents, Trademarks, Licenses, Franchises and Concessions
We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen to design and built our ethanol plant.
Dependence on One or a Few Major Customers
As discussed above, we recently entered into an exclusive ethanol marketing agreement with VBV (who has since merged with Green Plains Renewable Energy (“GPRE”), with GPRE being the surviving entity) and we have an agreement with CHS for the marketing of our distillers grains. We rely on GPRE and CHS for the sale and distribution of all of our products. Therefore, we are highly dependent on GPRE and CHS for the successful marketing of our products. Any loss of GPRE or CHS as our marketing agent for our ethanol or distillers grains could have a significant negative impact on our revenues.
Research and Development
We do not currently conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. As of the date of this report, all permits required for construction and operation of the plant are approved or moving though the approval process. Certain permits or plans, such as the boiler inspection and certification and the Spill Prevention and Risk Management Plans will occur as the plant approaches substantial completion and startup. The following is a summary of the permits obtained as of the date of this report, and the status of those yet to be received. We anticipate incurring costs and expenses of approximately $512,000 for compliance with environmental laws for our fiscal year ended December 31, 2009.
Environmental Permits Obtained as of the Date of this Report:
•	Title V Construction Air Permit

•	Construction Site Storm Water Discharge Permit

•	Potable Water Well Usage Permit

•	Storm Water Discharge Permit and Storm Water Pollution Prevention Plan

•	High Capacity Production Well Permits (2)

•	NPDES (National Pollutant Discharge Elimination System) Wastewater Discharge Permit

•	NPDES Stormwater Discharge Permit
Environmental Permits and Plans yet to be Obtained or Developed that must be in Place prior to the Start of Operations:
•	Title V Operating Air Permit
•
We will apply for this permit after we have been operational for one year. Our Title V Construction Permit covers our operations for the first year. Our emissions during the first year will be utilized to determine the conditions that will be placed in the Title V Operating Air Permit. While we do not anticipate any problems obtaining our Title V Operating Air Permit, there is a risk that the Iowa Department of Natural Resources (“IDNR”) could reject our Title V air permit application and request additional information, which could delay or stall our operations.

•	New Source Performance Standards
•	By applying for and obtaining our Title V Construction Air Permit, we expect to be in compliance with these standards.
•	Spill Prevention, Control and Countermeasures Plan
•	We must submit this plan for approval by the IDNR within 6 months of start-up of operations. We do not anticipate any problems with obtaining this permit.
•	High Capacity Consumption Well Permit
•	The proposed permit has been drafted and was out for public comment until January 28, 2009. We expect to receive this permit in time for start-up of operations.
•	Alcohol Fuel Producer’s Permit
•	We submitted out application for this permit on December 12, 2008. We do not anticipate any problems with obtaining this permit.
•	Risk Management Plan
•	Our Risk Management Plan is near completion and we expect it to be approved by the board in early March, 2009.
Employees
We currently have three full-time employees that we directly employ. In addition, we have entered into a Management Services Agreement with Golden Grain Energy, LLC, pursuant to which we share certain management employees, including our President/Chief Executive Officer, Walt Wendland, our Treasurer/Chief Financial Officer, Christine Marchand, our Plant Manager, Chad Kuhlers, and additional middle-management employees. Mr. Kuhlers is also a Director of Homeland Energy Solutions. We anticipate that we will increase the number of full-time employees to 34 in the next 12 months as we begin start-up of operations at the plant. A majority of our full-time employees began work in February 2009 and we are currently seeking applicants for all of our remaining full-time employees required for production.

Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our project. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants and your investment may lose value.
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.
Risks Relating to Our Business
We have a significant amount of debt, and our existing debt financing agreements contain, and any future debt financing agreements that we may require may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) making us vulnerable to increases in prevailing interest rates; (c) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (d) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for shareholders in the event of a liquidation; and (e) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.
The amount of proceeds from our expected operations or through our debt financing facilities may not be sufficient to maintain adequate liquidity to cover the costs of our goods sold. We will require significant funds to cover our costs of goods sold, such as the procurement of corn and natural gas. The prices for and availability of corn and natural gas are subject to volatile market conditions. We cannot guarantee that the proceeds from our future operations or the line of credit available to us upon start-up of operations will be sufficient to maintain adequate liquidity to cover the costs of our goods sold, such as corn and natural gas. Our current debt financing agreements require us to maintain a large debt reserve account ($10,000,000) which is not available to us for any costs of construction or operations. We intend to seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of derivative instruments. However, these instruments will also involve risks to our business. See “Risks Relating to Our Business — We expect to engage in hedging transactions which involve risks that can harm our business”.
Any construction delays could result in devaluation of our units if our production and sale of ethanol and its co-products are similarly delayed. We currently expect our plant to be complete and to begin operations during April 2009; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. If it takes longer to complete the construction of the plant than we anticipate, it would delay our ability to generate revenue and make it difficult for us to meet our debt service obligations. This could reduce the value of your investment.
Our financial performance will be significantly dependent on corn prices and generally we will not be able to pass on increases in input prices to our customers. Our results of operations and financial condition will be significantly affected by the cost and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.

Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, general economic conditions, and global demand and supply and quality. Changes in the price of corn will significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Over the course of the last year, the price of corn has exceeded historical averages. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating our plant. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.
The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels previously experienced by the ethanol industry. Our gross margins will depend principally on the spread between ethanol and corn prices. Recently, the spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol has been extremely narrow and will likely continue to fluctuate. Any further reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our future results of operations and financial condition.
Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, general economic conditions and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.
We expect to engage in hedging transactions which involve risks that can harm our business. We will be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We will seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. The effectiveness of our hedging strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.
Our ethanol marketer, Green Plains Renewable Energy, LLC (“GPRE”) also operates several ethanol plants, including two in Iowa, which will be competitors with our plant for the sale of our ethanol and co-products. In Iowa, GPRE has operational ethanol plants located near Shenandoah and Superior. If GPRE puts the interests of their ethanol plants ahead of our interests, it may harm the success of our business and the value of your investment could decrease.
Risks Related to Ethanol Industry
Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The largest ethanol producers include Aventine Renewable energy Holdings, Inc., Cargill Incorporated, POET, VeraSun Energy Corporation, Archer Daniels Midland, and Hawkeye Renewables, LLC, all of which are each capable of producing more ethanol than we expect to produce. As of November 6, 2008, the top four producers accounted for approximately 40% of the ethanol production capacity in the U.S., according to the Renewable Fuels Association. However, VeraSun recently filed for Chapter 11 bankruptcy protection and has announced its intent to sell all of its ethanol production facilities in order to pay off its debt. Nonetheless, a number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol may result which may adversely affect our ability to generate profits and our financial condition.
The recent downturn in the U.S. economy has caused demand for ethanol to decline, which may adversely affect our ability to generate revenues once we are operational. The U.S. stock markets tumbled in September, October and November 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the former President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Other large corporate giants, such as the big three auto makers, have also sought and been granted government bailout money. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. These factors may contribute to a decrease in the prices at which we are able to sell our ethanol once we are operational, which may persist throughout all or parts of fiscal year 2009. It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future. Finally, it is difficult to predict how President Obama’s administration will affect the economic crisis. Recently, the American Recovery and Reinvestment Act of 2009 was signed into law, which provides for an approximate $790 billion economic recovery plan. It is uncertain how this legislation will affect the ethanol industry and general economic conditions. If demand for ethanol declines, you may lose some or all of your investment.
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
Alternative ethanol production methods could put us at a competitive disadvantage with larger competitors, which could harm our business. Large ethanol and oil companies are continually developing and researching alternative methods of producing ethanol. The major ethanol and oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. If these new production methods are successful, those companies employing the new methods may have a competitive advantage and harm our business.
ITEM 2. PROPERTIES.
Our plant is located on an approximately 350 acre site in Chickasaw County, Iowa. The plant’s address is 2779 Highway 24, Lawler, Iowa 52154. We have one outstanding option on an additional adjacent tract of land. This option is set to expire in April 2009. As of February 15, 2009, plant construction was near completion and we expect that construction of the plant should be completed during April 2009.

We selected our plant site because of the its close proximity to rail service and access to natural gas supplies capable of meeting plant consumption needs. The plant is located on Iowa Highway 24, which runs east/west, and is about 10 miles east of Iowa Highway 63, which runs north/south, and about 40 miles north of Iowa Highway 20, which runs east/west. The plant is located near the Iowa, Chicago & Eastern (“IC&E”) Railroad line. Our proximity to these highways will provide us with easy access to Interstate 35 and Interstate 80.
Our plant will consist of the following buildings:
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
The plant will also include a fermenter walkway, gas dryer, evaporator and storage facilities for ethanol and distiller grains. Additional improvements have been or will be constructed in April, 2009, such as a rail spur track, railroad bridge, landscaping, drainage systems and paved access roads.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Home Federal Savings Bank, which is described below under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of December 31, 2008, we had 91,445 units outstanding and approximately 1,200 total members There is no public trading market for our units.
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

There are detailed timelines that must be followed under the Unit Trading Bulletin Board rules and procedures with respect to offers and sales of membership units, with which all transactions must comply. In addition, all transactions must comply with our Operating Agreement, and are subject to approval by our board of directors. For our fiscal year ended on December 31, 2008, only one sale of units has occurred through our Unit Trading Board. The sale price of the units sold in that transaction was $890 per unit. As such, we do not have any meaningful market information regarding unit transactions to report.
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
We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 7 — Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”
ITEM 6. SELECTED FINANCIAL DATA
We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Homeland Energy Solutions, LLC was formed as an Iowa limited liability company on December 7, 2005 for the purpose of constructing, owning and operating a 100 million gallon per year (MGY) fuel-grade ethanol plant in north eastern Iowa. As of the close of our fiscal year on December 31, 2008, we were still in the development phase and had generated no revenue. Since we had not yet become operational as of the end of our fiscal year, we do not have comparable income, production or sales data. We expect to complete construction and begin the production of ethanol and distillers grains in April, 2009.

Plan of Operations for the Next 12 Months
We expect to spend the next 12 months focused on completion of plant construction, the hiring of all of our employees and start up of plant operations. For plant operations, we intend to focus on the following primary functions: (i) management of cost effective purchasing of critical inputs to our production process, which include corn and natural gas; (ii) optimizing the production process in such as way as to minimize manufacturing costs; and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distillers grains. We expect to be able to satisfy our cash requirements for the next 12 months using our revolving line of credit, senior credit facility, and earnings from operations. However, in the event that we suffer a shortfall, we may seek additional equity and/or debt financing to complete project capitalization. We estimate that the total project cost to construct the plant utilizing natural gas as an energy source will be approximately $176,000,000.
Site Development and Construction Activities
As of January 31, 2009, we estimate that overall plant construction is 90% complete, with construction on schedule for substantial completion in April 2009. The remaining work to be completed consists of some minor piping in the energy center and cooling tower areas, and some minor finish work to be completed in the administration building. The electrical substation has been constructed and is awaiting one transmission line. We have contracted with Dairlyland Power Cooperative to obtain the approval for and construction of this line. Until the line is installed, there is enough power available at the plant for construction activities but not for operations. We do not anticipate any problems or delays in the approval or construction of the line. Construction of our rail track is complete with the exception of one switch. The switch is awaiting approval from the Iowa Department of Natural Resources due to its proximity to wetlands. We expect our wetland mitigation work to be completed and to receive approval for the switch by March 2009.
We have secured all of our key agreements for the construction and development of our project. For example, we have entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of our ethanol plant, for an original contract price of $120,000,000, which was subject to change orders. As a result of subsequent change orders, the current contract price with Fagen, Inc. is $121,797,951. Some of the additional work includes a larger heat recovery steam generator, and the addition of a second air stack in order to meet the conditions set forth in our air permit.
In addition to the Lump Sum Design-Build Agreement with Fagen, Inc., we have entered into additional agreements related to the construction of our plant, including but not limited to agreements with contractors for the dirt work completed at the site, the procurement of the necessary environmental permits for our construction and operations, the subsurface exploration and geotechnical engineering services, the construction of our rail facilities and railroad bridge at our plant, and the construction of a natural gas pipeline from a nearby interstate pipeline to our plant. From our inception through December 31, 2008, we have incurred costs of construction of approximately $136,000,000, which includes plant construction activities and the purchase of land and equipment. In addition, as of December 31, 2008, we had approximately $9,000,000 in accounts and retainage payable related to construction in progress. Our total estimated project cost is approximately $176,000,000. In addition to the estimated project cost of $176,000,000, we are required to maintain a debt reserve of $10,000,000 under our debt financing arrangement with Home Federal Savings Bank.
Trends and Uncertainties Impacting the Ethanol Industry and Our Company
We are subject to industry-wide factors and uncertainties that may affect our future operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; new technology developments in the industry; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; and possible changes in legislation/regulations at the federal, state and/or local level. These factors as well as other trends and uncertainties are descried in more detail below.

We have no operating history and our business may not be as successful as we anticipate. As of the end of the fiscal year we had not yet completed construction of the plant; however, construction is currently on schedule to be completed in April 2009, at which time we expect operations to begin. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control. In addition, our future operations must be considered in light of the normal risks and uncertainties encountered by an early-stage company in a rapidly growing industry where supply, demand, and pricing may change substantially in a short amount of time.
Economic Downturn
The U.S. stock markets tumbled in September and October 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and former President Bush’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. We believe that these factors have contributed to a decrease in the prices at which we are able to sell our ethanol which may persist throughout all or parts of fiscal year 2009. It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future. Finally, it is difficult to predict how President Obama’s administration will affect the economic crisis. Recently, the American Recovery and Reinvestment Act of 2009 was signed into law by the Obama administration, which provides for an approximate $790 billion economic recovery plan. It is uncertain how this legislation will affect the ethanol industry and general economic conditions.
Corn
Our cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On January 12, 2009, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2008 grain corn crop at 12.10 billion bushels. The January 12, 2009 estimate of the 2008 corn crop is approximately 7.44% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in July 2008, but have come down sharply since that time as stronger than expected yields materialized and the global financial crisis brought down prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. An increase in the number of operating ethanol plants in our surrounding area and nationwide could significantly increase the demand for corn. This demand could drive up the price of corn in our market which will impact our ability to operate profitably.
The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. The market price of ethanol is not directly related to grain prices, and as a result, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
Natural Gas
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We also plan to use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.

Ethanol Supply and Demand
The number of ethanol plants being developed and constructed in the United States has increased at a rapid pace over the last several years but has recently slowed down. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to further decline. The prices of crude oil and refined gasoline decreased significantly in the second half of 2008, which has in turn placed downward pressure on the price of ethanol. Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits.
While we believe that the nationally mandated usage of renewable fuels has largely driven demand in the past, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher RFS standard may be necessary to encourage blenders to utilize ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will continue to outpace demand and further depress ethanol prices.
Ethanol Industry Competition
We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry. Aventine Renewable Energy Holdings, Inc., Cargill Incorporated, POET, VeraSun Energy Corporation, Archer Daniels Midland, and Hawkeye Renewables, LLC control a significant portion of the ethanol market, producing an aggregate of over 4.6 billion gallons of ethanol annually. However, in November 2008 VeraSun Energy Corp. announced it had filed for Chapter 11 bankruptcy protection and has since announced its intent to auction off all of its production facilities.
Derivatives
We are exposed to market risks from changes in corn, natural gas, and ethanol prices. We may seek to minimize these commodity price fluctuation risks through the use of derivative instruments. Although we will attempt to link these instruments to sales plans, market developments, and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements. We may incur such costs and they may be significant.
Technology Developments
The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, the United States Congress is consistently increasing the availability of incentives to promote the development of commercially viable cellulose based ethanol production technology.
Advances and changes in the technology used to produce ethanol may make the technology we are installing in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.

Government Legislation and Regulations
The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the renewable fuels standard (“RFS”), help support a market for ethanol that might disappear without this incentive; as such, a waiver of minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease.
Liquidity and Capital Resources
Financial Results
As of December 31, 2008, we have total assets of approximately $153,057,000 consisting primarily of construction in progress, land and restricted cash (the required debt reserve under our senior debt financing agreement). Our current assets for the same period are approximately $160,000 consisting primarily of cash and cash equivalents and prepaid expenses. We have current liabilities of approximately $9,457,000 consisting primarily of retainage payable and accounts payable. Our long term debt obligations total approximately $51,637,000. Total members’ equity as of December 31, 2008, was approximately $91,963,000. From our inception to our fiscal year ended December 31, 2008, we have generated no revenue from operations. For the year ended December 31, 2008, and the period from inception to December 31, 2008, we had net income of approximately $96,000 and $2,390,000, respectively, consisting primarily of interest earned on our offering proceeds.
Project Capitalization
We have issued 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. The proceeds from these two offerings supplied us with enough cash to cover our costs until we raised additional equity and procured our initial debt financing.
We filed a registration statement on Form SB-2 with the SEC which closed on November 30, 2007. We issued and sold a total of 88,595 membership units in the registered offering for a total of $88,595,000 in offering proceeds. We currently have 91,445 membership units outstanding.
Short-Term and Long-Term Debt Sources
Master Loan Agreement with Home Federal Savings Bank
On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility for the construction of our plant. The Master Loan Agreement provides for (i) a Construction Loan in an amount not to exceed $94,000,000 (of which $20,000,000 may be converted to a term revolving loan upon start-up of operations); and (ii) a Revolving Line of Credit Loan in an amount not to exceed $6,000,000 (the foregoing collectively referred to as the “Loans”). Our loan obligations are secured by all of our real and personal property, and we have also assigned all rents and leases of our property to Home Federal. As of December 31, 2008, the balance on the Construction Loan was $51,471,807.
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
Home Federal has agreed to convert up to $74,000,000 of the Construction Loan into a Term Loan and up to $20,000,000 into a Term Revolving Loan 60 days after the earlier of May 1, 2009 or the date that a completion certificate stating that the project is completed and that the processing equipment and fixtures are fully operational, provided that all of the terms, conditions, warranties, representations, and covenants by the company as set forth in the Master Loan Agreement and supplements are satisfied.

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
The Company will make monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later. Seven months after the conversion, we will be required to make equal monthly principal payments in the amount of $616,667 plus accrued interest. All unpaid principal and accrued interest on the term loan that was so converted will be due on the fifth anniversary of such conversion. The Company will have the right to convert up to 50% of the Term Loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining converted portion will bear interest at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.
For any amounts converted into a Term Revolving Loan (up to $20,000,000), Home Federal agreed to make one or more advances under the Term Revolving Loan during the period beginning on the Conversion Date (which is 60 days after the earlier of May 1, 2009 or the date that a Completion Certificate stating that the Project is completed and executed by the appropriate parties) and the Maturity Date, which is the fifth anniversary of the Conversion Date. Each advance made under the Revolving Term Loan must be in a minimum amount of $50,000, and advances may be used for project costs and cash and inventory management. Interest on the Revolving Term Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. The Company will be required to make monthly payments of interest until the Maturity Date, which is the fifth anniversary of the Conversion Date, on which date the unpaid principal amount of the Revolving Term Loan will become due and payable.
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
The Revolving Line of Credit Loan of $6,000,000 will not be available until various conditions are met, including the completion of the project and either full repayment of the Construction Loan or its conversion into a Term Loan or Revolving Term Loan as described above. The aggregate principal amount of the Revolving Line of Credit Loan may not exceed the lesser of $6,000,000 or the Borrowing Base. The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (iii) 75% of the eligible inventory. Interest on the Revolving Line of Credit Loan will accrue at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. Each advance made under the Revolving Line of Credit must be in a minimum amount of $50,000, and advances may be used for general corporate and operating purposes. The Company will be required to make monthly payments of accrued interest until the Revolving Line of Credit Loan expires, on which date the unpaid principal amount will become due and payable. The Revolving Line of Credit Loan expires 364 days after the conversion date, which is 60 days after the earlier of May 1, 2009 or the date that a Completion Certificate stating that the Project is completed and executed by the appropriate parties as specified in the Master Loan Agreement.

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
Letter of Credit
On May 6, 2008, we signed an irrevocable standby letter of credit with Home Federal for $782,000 related to the construction of our natural gas pipeline. The Company paid a 1.50% origination fee of $11,730. If drawn on, the Company is to pay interest of the 30-day LIBOR rate plus 350 basis points. The irrevocable standby letter of credit expires May 5, 2009.
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
In addition, on December 19, 2007, the Iowa Department of Economic Development has approved us for a package of benefits, provided we meet and maintain certain requirements. The package provides for the following benefits:
•	A $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program (VAAPPFAP);

•	A grant of $240,000 under the Revitalize Iowa’s Sound Economy program for the construction of a turning lane off of Iowa Highway 24 to the plant; and

•	The following tax incentives under the High Quality Jobs Program from the State of Iowa:
•	Refund of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (estimated at $4,289,600);

•	Investment tax credit up to $10,000,000 for qualifying expenditures directly related to new jobs created by the plant; and

•	Local value-added property tax exemption for all or a portion of the value added by improvements to real property directly related to new jobs created by the plant (estimated at $10,350,000).
In order to receive the benefits listed above, we will be required to meet certain requirements such as the creation of 40 full-time employee positions meeting certain minimum wage and benefit criteria and these jobs must be maintained for at least two years following their creation. In addition, we may be ineligible for some or all of the benefits listed above if we do not install a coal gasification energy center at our plant. If we fail to meet the participation and other requirements of the HQJ Program or any other program under which we have received the benefits listed above, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion of or the total value of any incentives received.
Plan of Operations Regarding Coal Gasification
Management plans to continue to evaluate the feasibility of incorporating a coal gasification energy center as part of the Company’s strategic plan. However, given the current general economic conditions and the current credit market strains, and financial feasibility factors such as the volatility of the price of natural gas compared to the price of coal, if we do decide to install a coal gasification energy system, installation is not likely to occur in the short term. Construction of a coal gasification energy center would require significant additional funds, and market conditions as of the date of this report are not conducive to the installation of such a system. If we decide to install a coal gasification energy system, we will likely need to wait until the economic conditions improve and we have a history of operations and could use earnings from plant operations to help finance the cost of a coal gasification system, or any other energy-saving technologies that may be available in the future. In addition, we would need to re-evaluate the financial feasibility of such a project in the future, taking into consideration factors including but not limited to the price of natural gas versus coal and any environmental or other regulatory constraints. There is no assurance or guarantee that we will generate sufficient earnings to undertake this type of project.

Although we do not anticipate installing a coal gasification energy center in the short term, we have entered into several preliminary agreements related to the construction of a coal gasification energy center. For example, in January 2007, we entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification. Under the agreement, Burns & McDonnell provided various engineering and design services for the coal gasification energy center, utilizing professionals from EPIC and Hill & Associates, including items such as a process flow diagram, piping and instrumentation diagram, an electrical line diagram, equipment lists and other general engineering diagrams. In addition, Burns & McDonnell prepared cost estimates and preliminary designs for the necessary coal handling system and rail loop/spur that would be required for bringing the required coal to the plant. In exchange for their services, the Company has agreed to pay Burns & McDonnell $461,750. As of December 31, 2008, we have incurred all $461,750 of costs with Burns & McDonnell.
In addition, in December 2007, we entered into a Coal to Fuel Gas Conversion Agreement with Econo Power International Corporation (“EPIC”), under which EPIC would form an entity called Homeland Gasification, LLC (Homeland Gas). Under the agreement, Homeland would be joint owners with EPIC of Homeland Gas, which would construct a coal gasification facility that would utilize EPIC technology to convert coal to fuel gas to provide process energy for the ethanol plant. This agreement contains several conditions before Homeland has any obligations under the agreement, such as the receipt of all necessary licenses and permits, execution of a debt financing agreement and construction agreement for the project, and approval of Homeland’s board of directors. The agreement has an effective date of November 14, 2007, and the term will end on the last day of the 15th operating year of the facility, unless terminated earlier by the terms of the agreement. Currently, Homeland Gasification, LLC has not been formed and we do not anticipate that Homeland Gas will be formed in the short term. However, Homeland continues to evaluate the feasibility of coal gasification as part of its strategic plan.
Construction of a coal gasification energy center would require a continuous and large supply of coal, and the transportation, handling and storage costs of such material may not be cost-effective. We do not have a definitive agreement with any supplier of coal and we do not know if it is possible to use coal without incurring significant operational and regulatory costs. If we decide to install a coal gasification energy center, there may be significant environmental risks that would require us to obtain additional environmental permits and to install additional safety precautions.
Management of Homeland Energy remains committed to evaluating all options for the installation of energy-saving technologies such as a coal gasification energy center or any other technology that may become feasible in the long term.
Grants and Government Programs for Coal Gasification
We received a $40,000,000 loan guarantee from the United States Department of Agriculture (“USDA”) under the Rural Energy Program. This guarantee is contingent upon the construction of a coal gasification energy center at our plant. If we determine to install a coal gasification energy center, we plan to use the guarantee to attract additional debt financing to help fund the energy system. Originally, the conditional guarantee was set to expire on November 29, 2008. However, the conditional guarantee has been extended by the USDA until November 29, 2009. There is no guarantee that we will move forward with plans for a coal gasification energy center by November 29, 2009 or thereafter. In addition to the availability of financing for a coal gasification energy center, additional factors must be examined, such as the cost of coal versus natural gas and any new legislation or regulation relating to the use of coal as an energy source. Even if we decide to proceed, we do not have any agreements in place for the financing of a coal gasification energy center and there is no guarantee that we will be able to enter into any such agreements in the future. As of December 31, 2008 the Company has requested that the USDA agree to amend the original guarantee to allow us to qualify for the loan guarantee taking into account certain efficiencies of the plant without the use of coal gasification. However, there is no guarantee that our requested amendment will be accepted by the USDA.
We applied to the Iowa Power Fund for approximately $8,000,000 in funds to help finance the construction of a coal gasification energy center. However, our application was rejected and we will not receive any funds from the Iowa Power Fund at this time.

Estimated Sources of Funds
We have issued 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We have also issued 88,595 units in our SEC registered offering for an aggregate amount of $88,595,000 in offering proceeds. The registered offering proceeds as well as the interest earned on those proceeds are available to us for construction and other development expenses. The following schedule sets forth our estimated sources of funds to build and fund the start up of operations of our proposed ethanol plant to be located near New Hampton, Iowa. This schedule could change in the future depending on whether we receive additional grants or debt financing.

Sources of Funds		Percent
Seed Capital Proceeds (1)	$1,325,000	0.71%
Registered Unit Proceeds (2)	$88,595,000	47.30%
Senior Debt Financing (3)	$94,000,000	50.18%
Interest on Registered Unit Proceeds (4)	$3,400,000	1.81%

Total Sources of Funds (5)	$187,320,000	100.00%

(1)	We have issued a total of 2,850 units to our founders and seed capital investors in previous private placement offerings in exchange for proceeds of $1,325,000.

(2)	As of the close of our registered offering on November 30, 2007, we issued 88,595 membership units in exchange for proceeds of $88,595,000.

(3)
We have entered into a definitive agreement with Home Federal Savings Bank for a Construction Loan of up to $94,000,000 (of which $20,000,000 may be converted into a Term Revolving Loan upon start-up of operations). In addition, we will have available to us a Revolving Line of Credit Loan in an amount not to exceed $6,000,000, which will be available upon start-up of operations.

(4)	As of December 31, 2008, we had earned approximately $3,400,000 in interest on our equity proceeds.

(5)
Our total sources of funds is expected to be sufficient to cover our estimated project cost of $176,000,000 as well as to cover the $10,000,000 debt service reserve that we are required to maintain under our senior debt financing with Home Federal Savings Bank.

Estimated Use of Equity and Debt Proceeds
We expect the project to cost approximately $176,000,000 to complete. This estimate has increased from our prior estimate of $173,860,000. The increase is mostly attributable to change orders from Fagen, Inc., under our Design-Build Agreement, related to the addition of a second smoke stack in order to match the conditions set forth in our air permit. In addition, we expect to incur approximately $1,600,000 for the construction and paving of the turning lane into the plant. In addition to our estimated project cost, we are required to maintain a $10,000,000 debt service reserve that will serve as part of the collateral for our senior debt financing loans. From our inception through December 31, 2008, we have incurred costs of construction of approximately $136,000,000, which includes plant construction activities and the purchase of land and equipment. In addition, as of December 31, 2008, we had approximately $9,000,000 in accounts and retainage payable related to construction in progress. The following table reflects our previous estimated project costs, along with the revised estimated costs and expenditures that we expect to incur, as of the date of this report, for the ethanol plant we are building in Chickasaw County, Iowa. As you can see, we have incurred additional costs related to the paving of the turning lane, soil stabilization costs, electric distribution line costs, and additional site engineering costs. However, some of our previous estimates on other items have been reduced, resulting in an overall budget increase of approximately $2,140,000. These estimates are based on discussions with our design-builder, Fagen, Inc., our technology provider, ICM Inc., our lenders and management research. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

			Percent of Total
	Previous	Revised	Based on Revised
Use of Proceeds	Amount	Amount	Amounts
Plant construction	$120,431,000	$121,798,000	69.20%
Land cost	3,500,000	3,700,000	2.10%
Site development costs	5,670,000	5,670,000	3.22%
Construction/Paving of turning lane	0	1,600,000	0.91%
Site engineering costs*	0	900,000	0.51%
Soil Stabilization (pilings)	0	930,000	0.53%
Pipeline costs	4,000,000	3,800,000	2.27%
Electric distribution line costs	0	1,300,000	0.74%
Construction contingency	2,014,000	1,912,000	1.09%
Construction insurance costs	380,000	225,000	0.13%
Construction manager fees	125,000	210,000	0.12%
Administrative building	1,020,000	350,000	0.20%
Office equipment	85,000	85,000	0.05%
Computers, Software, Network	175,000	175,000	0.10%
Rail Infrastructure	11,000,000	8,700,000	4.94%
Rolling stock	500,000	445,000	0.25%
Fire Protection, water supply and water treatment	3,500,000	4,000,000	2.27%
Capitalized interest	4,000,000	4,000,000	2.27%
Start up costs:			0.00%
Financing costs	1,200,000	1,600,000	0.91%
Organization costs	1,400,000	1,400,000	0.80%
Pre production period costs	950,000	950,000	0.54%
Working capital	7,000,000	7,000,000	3.98%
Inventory — corn	2,660,000	2,000,000	1.14%
Inventory — chemicals and ingredients	500,000	500,000	0.28%
Inventory — Ethanol	2,500,000	1,500,000	0.85%
Inventory — DDGS	500,000	500,000	0.28%
Spare parts — process equipment	750,000	750,000	0.43%

Total	$173,860,000	$176,000,000	100.00%

*	Includes approximately$461,750 for the engineering/design work related to a coal gasification energy center.
Application of Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical:
Derivative Instruments
Subsequent to the close of our fiscal year 2008, we began entering into derivative instruments to hedge our exposure to price risk related to forecasted corn and forward corn purchase contracts through our commodities accounts with ADM Investor Services, Inc. (“ADMIS”). We may also occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales. We do not plan to enter into derivative instruments other than for hedging purposes. On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge. Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings. Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments will be effective economic hedges of specified risks. As of December 31, 2008, we had not yet engaged in any hedging activities.

Capitalization of Interest
The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized approximately $956,709 of interest for the period from December 7, 2005 (date of inception) through December 31, 2008.
Accounting pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. The Company partially adopted SFAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company has determined that FASB Statement No. 157 has no material effect on the financial statements as of December 31, 2008.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. This statement became effective for the Company for the fiscal year starting January 1, 2008. The Company has determined that FASB Statement No. 159 has no material effect on the financial statements as of December 31, 2008.
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

The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We are evaluating the effect, if any, that the adoption of these pronouncements will have on our results of operations, financial position and the related disclosures.
In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for our year beginning January 1, 2009. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial Statements begin on page 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of
Homeland Energy Solutions, LLC
Lawler, IA
We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2008 and 2007 and for the period from inception (December 7, 2005) to December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the period from inception (December 7, 2005) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Sioux Falls, South Dakota
February 26, 2009

Homeland Energy Solutions, LLC
(A Development Stage Company)
Balance Sheets

	12/31/2008	12/31/2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,599	$64,986,226
Attorney escrow account	527	527
Prepaid expenses	115,340	277,746

Total current assets	160,466	65,264,499

PROPERTY AND EQUIPMENT
Land	3,705,585	3,556,482
Equipment	58,963	23,816
Construction in progress	136,065,515	40,044,456

	139,830,063	43,624,754
Less accumulated depreciation	7,886	4,089
Total property and equipment	139,822,177	43,620,665

OTHER ASSETS
Loan fees, net of amortization 2008 $229,382; 2007 $52,459	943,590	1,120,513
Restricted cash	10,044,677	—
Other assets	2,085,708	423,665

Total other assets	13,073,975	1,544,178

TOTAL ASSETS	$153,056,618	$110,429,342

	12/31/2008	12/31/2007
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,877,051	$6,978,172
Accounts payable, related parties	—	66,400
Retainage payable	6,532,576	3,592,124
Rejected subscriptions payable	—	7,500,000
Accrued interest related to rejected subscriptions	—	217,164
Property tax payable	6,424	5,836
Payroll tax payable	20,870	2,458
Current maturities of long term liabilities	20,000	15,000

Total current liabilities	9,456,921	18,377,154

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	51,636,807	185,000

MEMBERS’ EQUITY
Capital units, less syndication costs	89,572,744	89,572,744
Equity accumulated during development stage	2,390,146	2,294,444

Total members’ equity	91,962,890	91,867,188

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$153,056,618	$110,429,342

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Operations

			Period From
			Inception
	Year Ended	Year Ended	(12/7/2005) to
	12/31/2008	12/31/2007	12/31/2008

OPERATING REVENUE	$—	$—	$—

OPERATING EXPENSES
Professional expenses	364,747	290,353	732,497
Engineering & design	—	—	18,652
Feasibility studies	—	17,000	84,750
Filings fees/permits	—	11,305	23,075
Land options	—	—	1,650
Insurance	—	21,757	23,297
Office expense	10,039	8,397	25,003
Depreciation	3,797	3,796	7,886
Amortization	—	390	390
Rent	6,248	3,625	10,473
Utilities	7,190	6,459	13,720
Wages	73,371	—	73,371
Payroll taxes	9,381	—	9,381
Property tax	—	341	341
Miscellaneous expense	16,077	2,216	19,734

Total operating expenses	490,850	365,639	1,044,220

OTHER INCOME
Interest income	581,652	2,787,081	3,401,793
Crop income	4,900	2,673	7,573
Grant income	—	14,125	25,000

	586,552	2,803,879	3,434,366

Net income	$95,702	$2,438,240	$2,390,146

Basic & diluted net income per unit	$1.05	$134.09

Weighted average of units outstanding for the calculation of basic & diluted net income per unit	91,445	18,184

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statement of Members’ Equity
For the Period from December 7, 2005 (Date of Inception) to December 31, 2008

Balance, December 7, 2005	$—

Capital contributions for 600 units at $333.33 per unit	200,000
Capital contributions for 2,250 units at $500 per unit	1,125,000
Syndication and offering costs	(19,107)
Net (loss) from inception to December 31, 2006	(143,796)

Balance, December 31, 2006	1,162,097

Capital contributions for 88,595 units at $1,000 per unit	88,595,000
Syndication and offering costs	(328,149)
Net income for the year ended December 31, 2007	2,438,240

Balance, December 31, 2007	91,867,188

Net income for the year ended December 31, 2008	95,702

Balance, December 31, 2008	$91,962,890

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Cash Flows

			Period From
			Inception
	Year Ended	Year Ended	(12/7/2005) to
	12/31/2008	12/31/2007	12/31/2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$95,702	$2,438,240	$2,390,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,797	4,186	7,886
Write off land options	—	—	1,650
Change in working capital components:
(Increase) decrease in other assets	(52,187)	(253,953)	(328,477)
Increase (decrease) in accounts payable	191,403	92,230	459,492
Increase (decrease) in other current liabilities	(198,164)	225,458	27,294

Net cash provided by operating activities	40,551	2,506,161	2,557,991

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of certificate of deposit	—	614,488	1,214,488
Purchase of certificate of deposit	—	—	(1,214,488)
Increase in restricted cash	(10,044,677)	—	(10,044,677)
Payments for construction in progress	(96,954,133)	(29,646,752)	(126,577,523)
Purchase of equipment	(35,147)	—	(58,963)
Purchase of land	(149,103)	(3,554,519)	(3,705,585)
Payments for other assets	(1,750,925)	(393,891)	(2,144,816)
Purchase of land options	(5,000)	(18,126)	(38,387)

Net cash (used in) investing activities	(108,938,985)	(32,998,800)	(142,569,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	—	4,883,540	4,883,540
Payments on short-term borrowing	—	(4,883,540)	(4,883,540)
Proceeds from long-term borrowing	51,471,807	200,000	51,671,807
Payments on long-term borrowing	(15,000)	—	(15,000)
Payments for origination fees on long-term borrowing	—	(1,150,000)	(1,172,992)
Contributed capital	—	88,595,000	89,920,000
Proceeds from rejected subscription funds	—	7,500,000	7,500,000
Payments for rejected subscriptions	(7,500,000)	—	(7,500,000)
Payments for syndication and offering costs	—	(23,844)	(347,256)

Net cash provided by financing activities	43,956,807	95,121,156	140,056,559

Net increase (decrease) in cash	$(64,941,627)	$64,628,517	$44,599

CASH AND CASH EQUIVALENTS
Beginning	64,986,226	357,709	—

Ending	$44,599	$64,986,226	$44,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$654,402	$210,422	$864,824

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	$2,417,559	$6,776,483	$9,194,042
Retainage payable related to construction in progress	6,532,576	3,592,124	10,124,700
Interest capitalized	654,402	210,422	864,824
Insurance costs capitalized	308,475	—	308,475
Loan fee amortization capitalized	176,923	52,069	229,382
See Notes to Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
1. Nature of Business and Significant Accounting Policies
Nature of business: Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the company intends to produce and sell distillers dried grains as byproducts of ethanol production. Preliminary site preparation has been completed and construction began in November 2007. As of December 31, 2008, the Company is in the development stage with its efforts being principally devoted to organizational activities, construction activities and project feasibility activities.
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
Property and Equipment: The Company incurred site selection and plan development costs on the proposed site that were capitalized. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation. Estimated useful lives range from 5 – 7 years for assets placed in service as of December 31, 2008.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss will be determined by comparing the fair market values of the asset to the carrying amount of the asset.
Intangible Assets: Intangible assets consist of loan fees and utility rights. The loan fees are amortized over the term of the loan or anticipated useful life of the utility utilizing the straight-line method. Amortization for the next five years is estimated to be approximately $265,000 annually.
Restricted Cash & Cash Equivalents: The Company has a restriction on a specific account with a bank that is restricted in use for the repayment of long-term debt. The balance in this account has been treated as a non-current asset due to this restriction.
Cost of Raising Capital: The Company deferred the costs incurred to raise equity financing until that financing occurred. At that time, the costs were deducted from the proceeds received.
Organizational and Start-up Costs: The Company expensed all organizational and start-up costs totaling $1,044,220 for the period from December 7, 2005 (date of inception) through December 31, 2008.
Capitalization of interest: The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized approximately $956,709 of interest for the period from December 7, 2005 (date of inception) through December 31, 2008.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
Revenue Recognition: Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products. Interest income is recognized as earned.
Fair Value: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of all on-balance-sheet financial instruments approximated their fair values.
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
Income Taxes: The Company is organized as a limited liability company under state law. Accordingly, the Company’s earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. Tax assets exceed book assets by approximately $1,044,000. All fiscal tax years of the Company are subject to examination by the Internal Revenue Service.
Net Income (loss) per Unit: Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net loss per unit are the same.
Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company intends to begin operations in April 2009. The Company’s revenues will be derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. We anticipate ethanol sales to average approximately 80% of total revenues and corn costs average 70% of cost of revenues.
The Company’s operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
The current U.S. recession has reduced the nation’s demand for energy. The recent bankruptcy filing of one of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol. The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates. As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service. In the event crush margins become negative for an extended period of time, the Company may be required to delay start-up of the facility, reduce capacity or shut down the plant. he Company will continue to evaluate crush margins on a regular basis. Based on the Company’s operating plan and the borrowing capacity, management believes it has the capital to meet its obligations throughout fiscal 2009.
Reclassification: Certain items have been reclassified within the financial statements prior to fiscal year ended December 31, 2008. The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the December 31, 2008 financial statements.
Recently Issued Accounting Standards: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. The Company partially adopted SFAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company has determined that FASB Statement No. 157 has no material effect on the financial statements as of December 31, 2008.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. This statement became effective for the Company for the fiscal year starting January 1, 2008. The Company has determined that FASB Statement No. 159 has no material effect on the financial statements as of December 31, 2008.
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
The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We are evaluating the effect, if any, that the adoption of these pronouncements will have on our results of operations, financial position and the related disclosures.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
In April 2008, the FASB issued FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for our year beginning January 1, 2009. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.
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
The Company received the first advance in September 2008 on the Construction Loan. In October 2008, the Company deposited $10,000,000 in a debt service reserve account with Home Federal as a condition of their loan agreement. As of December 31, 2008, the balance on the Construction Loan was $51,471,807.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
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
December 31, 2008
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
Maturities of long-term debt, with the exception of the $100,000 forgivable loan, as of December, 2008, are due in future years as follows:

Twelve months ending December 31,
2009	$20,000
2010	6,802,787
2011	7,420,004
2012	7,420,004
2013	7,420,004

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
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
5. Related Party Transactions
The Company has engaged one of its board members as Vice President of Project Development. The Vice President of Project Development will serve as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. The Company expects the aggregate fee for those services to approximate $40,000. Costs incurred for these services were $0, $0 and $20,000 for the year ended December 31, 2008, 2007 and the period from December 7, 2005 (date of inception) to December 31, 2008, respectively, with the remainder to be paid at the first grind of corn.
The Company has engaged the spouse of the President of the board to serve as an independent contractor to provide various duties. On January 1, 2008 she became an employee with duties primarily include administration of project development. Costs incurred under this agreement or for her employment were $40,040, $46,400 and $86,440 for the years ended December 31, 2008 and 2007 and the period from December 7, 2005 (date of inception) to December 31, 2008, respectively.
6. Commitments, Contingencies and Agreements
On July 18, 2007, the Company entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of a one hundred (100) million gallon per year dry grind ethanol production facility (the “Design-Build Agreement”) on the Company’s plant site located near the City of New Hampton, Iowa. Pursuant to the Lump Sum Design-Build Agreement, the effective date is July 6, 2007. Under the Design-Build Agreement, the Company will pay Fagen, Inc. a total contract price of $109,706,788, subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. Fagen, Inc. will design and build the plant using ICM, Inc., technology. The Company currently expects the construction to be completed in April of 2009, however, there is no assurance or guarantee that construction will stay on schedule or that the company will be able to commence operations at the plant in April of 2009.
On July 18, 2007, the Company also entered into a First Amendment to the Design-Build Agreement. Pursuant to the Amendment, Fagen, Inc. accepted Notice to Proceed on an earlier date than that set forth in the Design-Build Agreement. In exchange for beginning work on an earlier date, the Company agreed to pay Fagen, Inc. an increased contract price of $120,587,000. There will be no adjustment of the Contract Price based on an increase in the Construction Cost Index (“CCI”) published by Engineering News-Record Magazine, as was set forth in the Design-Build Agreement. However, due to subsequent change orders, the contract price at December 31, 2008 was $121,797,951. As of December 31, 2008 the Company has spent approximately $101,050,000 for this commitment.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
The Company continues to evaluate the feasibility of coal gasification as part of its strategic plan; however, at this time there are no plans in the short-term to install the coal gasification energy center, given the current general economic conditions, credit market strains and volatility of the price of natural gas compared to the price of coal. Construction of a coal gasification energy center would likely require the Company to obtain additional environmental permits, install additional safety precautions and acquire significant additional funds, all of which are not conducive to the installation of such a system due to market conditions as of the date of this report. The Company will likely need to wait until earnings from plant operations could help finance the cost of a coal gasification system. In addition, the Company would need to re-evaluate the financial feasibility of such a project in the future, taking into consideration factors such as the price of natural gas versus coal and any environmental or other regulatory constraints.
The Company has entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification as an alternative energy source for the plant once the Company has reached substantial operations. In addition, they also provided various engineering and design services for the railroad layout, thermal oxidizer and site development. Project assistance will consist of design and FEL II level cost estimates for the balance of plant items outside the gasifier, refinement of coal transportation and supply options, and development of plant performance guarantees. In exchange for their services, the Company has agreed to pay Burns & McDonnell $461,750. For the years ended December 31, 2008 and 2007, the Company has incurred none and $100,000, respectively, of costs related to this agreement. Since inception, the Company has incurred all $461,750 of costs with Burns & McDonnell.
The Company has entered into a marketing agreement to sell the entire ethanol produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges.
The Company has entered into a marketing agreement to sell the entire distiller grains produced at the plant to a related party who is also a member of the Company. The initial term of the agreement is for one year beginning with the start-up of production. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires.
On November 29, 2007 the Company was awarded a USDA loan guarantee which is subject to using coal gasification technology. This award will guarantee 60% of a potential $40,000,000 loan through Home Federal Savings Bank. The USDA reserves the right to terminate its commitment if certain conditions set forth in the agreement are not met by November 2009. As of December 31, 2008 the Company had submitted for an amendment to the original guarantee and was awaiting approval from the USDA. This loan is not included in the master loan agreement with Home Federal (see Note 3).
The Company has entered into an engineering services agreement for Phase I and Phase II with Fagen Engineering, LLC. Phase I consists of the design package for the grading and drainage of the plant site. Phase II consists of the design package for the site work and utilities for the plant. For the year ended December 31, 2008 and 2007, the Company has incurred $97,194 and $64,750, respectively, of costs year-to-date with Fagen Engineering, LLC. Since inception the Company has incurred costs of $161,944 with Fagen Engineering, LLC.
As of December 31, 2008 five land options have been exercised, one land option has been extended to April 12, 2009, and one land option was allowed to expire. In the event of the exercise of these options the purchase price will be two and one half (2 1/2) times the value of the premises based on a real estate appraisal. An additional payment of $5,000 was required for the option extension.
The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The initial work authorization is on a time and materials basis for the air quality permit application. Due to applying for a Title 5 air permit the cost will be higher than the initial authorization. For the years ended December 31, 2008 and 2007, the Company has incurred $39,824 and $54,766, respectively, of costs year-to-date with Air Resource Specialists, Inc. Since inception the Company has incurred costs of $94,590 with Air Resource Specialists, Inc.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The company also has hired PlanScape Partners to assist in grant application and other various program applications, the cost of these services are based on the time to complete each individual application. For the years ended December 31, 2008 and 2007, the Company has incurred $2,397 and $33,276, respectively, of costs with PlanScape Partners. Since inception the Company has incurred costs of $35,673 with PlanScape Partners.
The Company has entered into an agreement with Terracon Consultants Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon’s estimated fees for the borings and testing are $66,700 to $72,000. Terracon has also been hired to perform an environmental study and provide project oversight of the dirt work. The fees for these services are paid based on the time and any materials needed. For the years ended December 31, 2008 and 2007, the Company has incurred approximately $100,125 and $139,901, respectively, of costs year-to-date with Terracon Consultants Inc. Since inception the Company has incurred costs of $240,026 with Terracon Consultants Inc.
The Company has entered into an agreement with JB Holland Construction, Inc. to perform Phase I and Phase II dirt work preparation and stabilization of the plant site. The base fees for these services are $7,011,606 and change orders through December 31, 2008 have totaled $1,534,581. For the years ended December 31, 2008 and 2007, the Company has incurred $3,590,801 and $4,548,041, respectively, of costs year-to-date with JB Holland Construction, Inc. Since inception the Company has incurred costs of $8,138,842 with JB Holland Construction, Inc.
In December 2007 the Company entered into an agreement with Cornerstone Energy, LLC d/b/a Constellation New Energy to construct approximately 7.25 miles of pipeline connecting the Company to the interstate pipeline for a contract price of approximately $4,000,000. The agreement also states that the Company will purchase 100% of the Company’s natural gas requirements for a five year term beginning on the date of plant start-up. As of December 31, 2008, the Company had incurred $1,606,300 related to this agreement.
In February 2008, the Company entered into an agreement with Denver Underground & Grading, Inc. for Phase II piping, underground excavation and septic system for a contract price of $515,607. Subsequent change orders have increased the contract price to $646,413. As of December 31, 2008, the Company had incurred costs of $631,169 related to this agreement.
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
Investment tax credit (limited to $10,000,000. To be amortized over 5 years). This Iowa tax credit may be claimed for qualifying expenditures, not to exceed $10,000,000, directly related to new jobs created by the start-up, location, expansion or modernization of the company under the program. This credit is to be taken in the year the qualifying asset is placed into service and is amortized over a 5 year period.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
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
In May 2008, the Company entered into an agreement with Brennan Construction Company for construction of a bridge over the railroad tracks for a contract amount of $876,033. Subsequent change orders have increased the contract price to $971,923. As of December 31, 2008, the Company had incurred costs of $918,429 related to this agreement.
On July 7, 2008, the Company entered into an agreement with Iowa, Chicago, & Eastern Railroad for the installation of two new mainline switches and the re-alignment of the main line at a cost of $239,764. As of December 31, 2008, the Company has incurred no costs related to this agreement.
On July 24, 2008, the Company entered into an agreement with R&R Contracting for ethanol plant rail work between New Hampton, Iowa and Lawler, Iowa for an estimated cost of $5,756,535. The project has a completion date of March 2009. As of December 31, 2008, the Company has incurred costs of $5,260,902 related to this agreement.
On August 5, 2008, the Company entered into an agreement with Concrete Foundation to pave the plant for an estimated cost of $1,537,547. The project is to be substantially complete by March 2009. As of December 31, 2008, the Company has incurred costs of $954,640 related to this agreement.
On August 7, 2008, the Company entered into an agreement with Lohuis Construction for the construction of the administration building and scale house for a total contract amount of $461,100. The project is expected to be completed in December, 2008. As of December 31, 2008, the Company has incurred costs of $344,320 related to this agreement.
In June 2008, the Company entered into an agreement with Viking Auto, Sprinkler Company for fire protection for a total contract amount of $245,507. Subsequent change orders have increased the contract price to $315,507. As of December 31, 2008, the Company has incurred costs of $252,456 related to this agreement.
On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the Agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the Agreement.
7. Subsequent Events
Subsequent to the period covered by this report the Company has entered into commitments for the purchase of corn for approximately 1,160,000 bushels for delivery between April and May for a total price of approximately $4,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Management of Homeland Energy is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Walter W. Wendland, and our Principal Financial and Accounting Officer, Christine A. Marchand. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
Homeland Energy will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Homeland Energy will enhance and test our year-end financial close process. Additionally, Homeland Energy’s audit committee will increase its review of our disclosure controls and procedures. Finally, we have designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.
As of December 31, 2008 the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:
• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
• Representative with Financial Expertise — For the majority of the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
In light of the foregoing, management is in the process of developing the following additional procedures to help address these material weaknesses:
• Homeland Energy will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Homeland Energy will enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. Under the Management Services Agreement with Golden Grain Energy, LLC, Homeland Energy now has a Chief Financial Officer with the requisite knowledge and expertise to oversee the financial reporting process. As of January 1, 2009, Homeland has implemented new accounting software capable of providing high quality financial statements and capable of providing the appropriate level of security for the information. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Changes in Internal Controls
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Identification of Directors, Executive Officers and Significant Employees
The following table shows the directors, officers and significant employees of Homeland Energy Solutions:

Name	Current Position with the Company
Walter W. Wendland	President/Chief Executive Officer
Christine A. Marchand	Treasurer/Chief Financial Officer
Stephen K. Eastman	Chairman of the Board & Director
James R. Boeding	Vice Chairman & Director
Patrick C. Boyle	Vice President of Project Development & Director
Steven L. Dietz	Secretary & Director
Bernard Retterath	Director
Steven H. Core	Director
Steven J. Retterath	Director
Edward M. Hatten	Director
Leslie M. Hansen	Director
Chad Kuhlers	Plant Manager &Director
The following is a brief description of the business experience and background of our executive officers, directors, and significant employees, and their positions held with Homeland Energy Solutions.
Executive Officers
Walter W. Wendland, President/Chief Executive Officer, Age 53. On December 15, 2008, the board of directors elected Mr. Wendland as President/Chief Executive Officer of the Company, pursuant to the Management Services Agreement in place between Golden Grain Energy, LLC (a public reporting company) and Homeland. Mr. Wendland is anticipated to hold the office of President/Chief Executive Officer until the earlier of the termination or expiration of the Management Services Agreement. He is expected to hold this position for a minimum of one year. In addition to his service for Homeland, Mr. Wendland also serves as the President and Chief Executive Officer of Golden Grain Energy, LLC, where he has held that position since 2004. For the past five years, he has also owned and managed a 1,400-acre farm. Mr. Wendland serves as a director for BioGold Fuel Corporation, a public reporting company, as well as a director of two industry organizations: the Iowa Renewable Fuels Association and the national Renewable Fuels Association.

Christine A. Marchand, Treasurer/Chief Financial Officer, Age 31. On December 15, 2008, the board of directors elected Ms. Marchand as Treasurer/Chief Financial Officer of the Company, pursuant to the Management Services Agreement in place between Golden Grain Energy, LLC (a public reporting company) and Homeland. Ms. Marchand also serves as the Chief Financial Officer for Golden Grain Energy, LLC, where she has held that position since 2005. Prior to her employment at Golden Grain Energy, LLC, Ms. Marchand was the controller at Kiefer Built, LLC from 2001 to 2005.
Directors
Stephen K. Eastman, Chairman & Director, Age 39. Mr. Eastman served as a director of Homeland and our President from our inception through December 15, 2008 upon the execution of the Management Services Agreement with Golden Grain Energy, LLC. As of December 15, 2008, Mr. Eastman resigned as our President and was appointed to the office of Chairman of the Board. In addition to his service for Homeland, from 1987 to the present Mr. Eastman has been the Manager/Owner of the family-owned Farmers Feed and Grain located in Riceville, Iowa. Mr. Eastman also operates a corn soybean enterprise along with a 400 head cattle feedlot through the support and help of his family. He is currently serving on the Board of Directors of Golden Grain Energy, LLC, a public reporting company.
James R. Boeding, Vice Chairman & Director, Age 61. Mr. Boeding has served as a director of Homeland from our inception to the present, and held the office of Vice President from our inception through December 15, 2008, at which point his title shifted to Vice Chairman, which more accurately describes his role on the Board of Directors. In addition to his service for Homeland, Mr. Boeding has been a farm manager for an 800 acre grain and hay farm, a portion of which has operated organically from 1974 to the present, During the Vietnam War, Mr. Boeding also served as a finance specialist in the United States Military dealing with payroll and various other accounting duties. Mr. Boeding is currently serving on the Board of Directors for Golden Grain Energy, LLC, a public reporting company.
Patrick C. Boyle, VP Project Development & Director, Age 54. Mr. Boyle has served as a director and Vice President of Project Development since our inception. In addition to his service for Homeland, Mr. Boyle has served as the Business Development Manager for Hawkeye REC, a local utility company from 2000 to the present. In the past he has been a consultant with the U.S. Foreign Aid Department in Russia organizing, structuring and forming agricultural cooperatives and free enterprise entities after the breakup of the collective farm system. Mr. Boyle serves on many local and state boards, and is the Iowa representative on the NRECA National Task Force for Health Care Reform.
Steven L. Dietz, Secretary & Director, Age 35. Mr. Dietz has served as a director for Homeland since our inception and was elected to the office of Secretary on June 2, 2006, and was recently appointed to our Audit Committee. In addition to his service for Homeland, Mr. Dietz is currently the Chief Operations Officer at RPMG in Shakopee, MN, where he manages commodities trading groups and a logistics group. Prior to his employment at RPMG, Mr. Dietz served as the Commodities Manager for Golden Grain Energy, LLC (a public reporting company) from 2004 to the fall of 2008. Prior to that position, he was the General Manager for Monica Elevator Company from 2000 — 2004. Mr. Dietz has extensive experience in the hedging and trading of commodities.
Bernard Retterath, Director, Age 69. Mr. Retterath has served as a director of Homeland from our inception to the present, and held the office of Treasurer from our inception through December 15, 2008, upon the execution of the Management Services Agreement with Golden Grain Energy, LLC. As of December 15, 2008, Mr. Retterath resigned as our treasurer. In addition to his service for Homeland, Mr. Retterath has operated farming and trucking operations in Mitchell County Iowa, called B & B Farms and B & B Trucking, from 2003 to the present, and has also served in the Army Division of the United States Military. He is also currently serving as a director on the Board of Directors for Golden Grain Energy, LLC, a public reporting company.

Steven H. Core, Director, Age 59. Mr. Core has served as a director of Homeland since his appointment by the Board of Directors on June 30, 2006. In addition to his service for Homeland, Mr. Core has served as Vice President of Project Development at Fagen, Inc. from 2002 to the present, where he works on new ethanol plant construction. Between 1994 and 2002, he served as General Manager for Corn Plus, a Winnebago, Minnesota ethanol producer that produced 44.0 million gallons of ethanol annually. Mr. Core is also a member of the Board of Directors of the Renewable Fuels Association and is a member of the Minnesota Ethanol Coalition and the Corn Growers Association. Mr. Core also serves on the board of directors of Golden Grain Energy, LLC and Little Sioux Corn Processors, LLC, which are both public reporting companies.
Leslie M. Hansen, Director, Age 55. Ms. Hansen has served as a director of Homeland since her appointment by Golden Grain Energy, LLC on December 3, 2007, pursuant to Golden Grain’s right of appointment under Section 5.3(f) of our Operating Agreement. In addition to her service for Homeland, Ms. Hansen is also a director on the board of directors for Golden Grain Energy, LLC (a public reporting company). Ms. Hansen has served as the Vice President/CFO of Precision of New Hampton, Inc. from 1986 to the present, where she performs managerial and financial duties. From 2002 to the present, Ms. Hansen has also served as Vice President/CFO of Hotflush, Inc., where she performs accounting and tax preparation duties. In addition, Ms. Hansen is the President of Sizzle X, Inc., an investment firm located in New Hampton, Iowa.
Steven J. Retterath, Director, Age 66. Mr. Retterath has served as a director of Homeland since he appointed himself to the position on December 3, 2007, pursuant to his right of appointment under Section 5.3(f) of our Operating Agreement. Mr. Retterath has been retired since 2002 from a long career in the industrial crane rental business. Prior to his retirement, he was the principal owner and President of General Crane, Inc., an industrial crane rental business headquartered in Pompano Beach, Florida.
Edward M. Hatten, Director, Age 63. Mr. Hatten has served as a director of Homeland since he was appointed by Steven J. Retterath to the Board of Directors on December 3, 2007, pursuant to Mr. Retterath’s right of appointment under Section 5.3(f) of our Operating Agreement. Mr. Hatten has been retired for over five years following a career in the crop protection industry, where he owned and operated Northland Helicopters, Inc, headquartered in Stacyville, Iowa. Northland Helicopters offered pesticide protection services to area farmers and other agricultural producers.
Significant Employee and Director
Chad Kuhlers, Director and Plant Manager, Age 36. Mr. Kuhlers has served as a director of Homeland since our inception. In addition, Mr. Kuhlers serves as our Plant Manager under the Management Services Agreement in place with Golden Grain Energy, LLC. In addition to his service for Homeland, Mr. Kuhlers has served as the Plant Manager for Golden Grain Energy, LLC from 2004 to the present, Prior to employment with Golden Grain Energy he was the Operations Manager for the Koch Hydrocarbon Company’s Medford, Oklahoma Fractionator from 1994-2004. Mr. Kuhlers has also been employed as a Project Engineer for Koch Refining Company in Corpus Christi, Texas.
Family Relationships
Two of our directors, Bernard and Steven J. Retterath, are brothers. In addition, we have hired Deanna Eastman, the spouse of our Chairman and Director, Stephen K. Eastman, to our administrative staff.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from our officers and directors, all Section 16(a) filings were made, except that Edward M. Hatten did not timely file a Form 4 report, and Walter W. Wendland and Christine A. Marchand did not timely file their respective Form 3 reports.

Code of Ethics
Our Board of Directors has adopted a code of ethics that applies to our Principal Executive Officer, Walter W. Wendland and our Principal Financial Officer, Christine A. Marchand. Our code of ethics is filed as Exhibit 14.1 to this annual report. Any person who would like a copy of our code of ethics may contact the Company at (563) 238-5555. Upon request the Company will provide copies of the code of ethics at no charge to the requestor.
Identification of Audit Committee
The audit committee of the board of directors operates under a charter adopted by the board of directors in January 2007. Under the charter, the audit committee must have at least three members. Our audit committee members are Stephen K. Eastman, Steven L. Dietz and Leslie M. Hansen. The audit committee is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, our audit committee operates under a charter in which it requires a majority of our audit committee to be “independent” in accordance with the definition provided for in such charter, and under such definition, a majority of the members of our audit committee are independent.
Our board of directors has determined that we do not currently have an audit committee financial expert. We do not have a financial expert serving on our audit committee because no member of our board of directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 407 of Regulation S-K and the board has not yet created a new director position expressly for this purpose. Our board of directors intends to consider such qualifications in future nominations to our board and appointments to the audit committee.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation of Named Executive Officers and Directors
From the beginning of our fiscal year 2008 through December 15, 2008, Stephen K. Eastman served as our President (Principal Executive Officer) and Bernard K. Retterath served as our Treasurer (Principal Financial Officer). As of December 15, 2008, Walter W. Wendland was appointed to the position of President/CEO (Principal Executive Officer) and Christine A. Marchand was appointed to the position of Treasurer/CFO (Principal Financial Officer), pursuant to the Management Services Agreement with Golden Grain Energy, LLC. Mr. Eastman and Mr. Retterath were not compensated during their tenures as President and Treasurer, respectively. Our Director, Chad Kuhlers, has also been hired as our Plant Manager pursuant to the Management Services Agreement. Mr. Wendland, Ms. Marchand and Mr. Kuhlers are compensated in accordance with the terms of the Management Services Agreement. Under the agreement, Homeland and Golden Grain Energy, LLC have agreed to share equally the payment of the salaries and benefits of the shared employees. Thus, Homeland will pay Golden Grain Energy, LLC approximately 50% of Mr. Wendland’s, Ms. Marchand’s and Mr. Kuhlers’ salaries for their services as CEO, CFO and Plant Manager of Golden Grain Energy, LLC and Homeland. An estimate of the amount of their compensation attributable to their work at Homeland is set forth below.
Summary Compensation Table. The following table summarizes all compensation paid and payable by the Company to Walter W. Wendland, Christine A. Marchand, Stephen K. Eastman, and Bernard Retterath during the last two fiscal years.

Name and		All Other
Principal Position	Year	Compensation		Total
Walter W. Wendland,	Fiscal Year
current President/CEO	2008	$4,550	(1)	$4,550	(1)
	Fiscal Year
	2007	$0		$0

Stephen K. Eastman,	Fiscal Year
former President (principal executive officer)	2008	$0		$0
	Fiscal Year
	2007	$0		$0

Christine A. Marchand,	Fiscal Year
Treasurer/CFO	2008	$3,520	(1)	$3,520	(1)
	Fiscal Year
	2007	$0		$0

Bernard Retterath,	Fiscal Year
former Treasurer (principal financial officer)	2008	$0		$0
	Fiscal Year
	2007	$0		$0

(1)	The amounts set forth herein are estimates of the amount of the management fee under the Management Services Agreement that is attributable to the respective positions listed in the table.

The Board of Directors will not be compensated for their services as directors, such as attendance of board or committee meetings until the plant first grinds corn for the production of ethanol. However, our director, Chad Kuhlers, became our Plant Manager as of December 15, 2008 pursuant to the Management Services Agreement with Golden Grain Energy, LLC. In addition, we have one compensation arrangement with one of our directors, Patrick Boyle, for his project development activities.
Summary Compensation Table. The following table summarizes all compensation paid and payable by the Company during the last two fiscal years to Chad Kuhlers and Patrick Boyle.

Name and		All Other
Principal Position	Year	Compensation(1)		Total
Chad Kuhlers,	Fiscal Year
Plant Manager and Director	2008	$5,363	(1)	$5,363	(1)
	Fiscal Year
	2007	$0		$0

Patrick C. Boyle,	Fiscal Year
Vice President of Project Development and Director	2008	$0	(2)	$0	(2)
	Fiscal Year
	2007	$20,000	(2)	$20,000	(2)

(1)	The amounts set forth herein are estimates of the amount of the management fee under the Management Services Agreement that is attributable to Mr. Kuhler’s position as Plant Manager.

(2)
As of December 31, 2007, we had paid $20,000 to Mr. Boyle under a Project Development Agreement for his development services to the Company and $20,000 remains payable to Mr. Boyle under the agreement. We expect to pay the remaining $20,000 upon the date that the ethanol plant first grinds corn for the production of ethanol.

For our fiscal year ended December 31, 2008, none of our other directors or officers received any compensation. We do not have any other compensation arrangements with our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
Security Ownership of Certain Beneficial Owners
As of February 15, 2009 the following beneficial owner(s) owned or held 5% or more of our outstanding units:

		Amount and nature of	Percent of
Title of Class	Name and Address	beneficial owner	Class
Membership Unit	Steve J. Retterath	25,460 units	27.84%
	1241 Royal Palm Way
	Boca Raton, FL 33432

Membership Unit	Golden Grain Energy, LLC	5,000 units	5.47%
	1822 43rd St. SW
	Mason City, IA 50401
Security Ownership of Management
As of February 15, 2009, Members of our Board of Directors and named Executive Officers own units as follows:

		Amount and
		Nature of
	Name of Beneficial	Beneficial	Percent of
Title of Class	Owners	Owner	Class
Membership Units	Walter W. Wendland(1)	100 units	0.11%
Membership Units	Christine A. Marchand(2)	25 units	0.03%
Membership Units	Stephen K. Eastman(3)	612 units	0.67%
Membership Units	James R. Boeding	975 units	1.06%
Membership Units	Patrick C. Boyle	150 units	0.16%
Membership Units	Bernard Retterath(4)	575 units	0.63%
Membership Units	Steven L. Dietz	100 units	0.11%
Membership Units	Chad Kuhlers	100 units	0.11%
Membership Units	Steven H. Core	100 units	0.11%
Membership Units	Steve J. Retterath	25,460 units	27.84%
Membership Units	Edward M. Hatten	300 units	0.33%
Membership Units	Leslie M. Hansen(5)	2,133 units	2.33%

Totals:		30,630 units	33.49%

(1)	Mr. Wendland owns 100 units jointly with his spouse.

(2)	Ms. Marchand owns 25 units indirectly through Marchand Investments, Inc. with her spouse.

(3)	Mr. Eastman beneficially owns all 612 units jointly with his spouse.

(4)	Mr. B. Retterath beneficially owns 25 units individually and 550 units jointly with his spouse.

(5)	Ms. Hansen beneficially owns 980 units through Sizzle X, Inc. with her spouse, 1,103 units through Precision Employee Investment Fund, and 50 units jointly with her spouse.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Two of our directors, Bernard Retterath and Steve J. Retterath are brothers. In addition, we have retained Deanna Eastman, the spouse of our Chairman and Director, Steven K. Eastman to our administrative staff. In addition, we have engaged in the following transaction with a related party during our fiscal year 2008:
Management Services Agreement with Golden Grain Energy, LLC
Golden Grain Energy, LLC (“Golden Grain”) is currently the owner of 5,000 membership units, or 5.47% of the Company’s outstanding units. On December 15, 2008, we entered into a Management Services Agreement with Golden Grain. Pursuant to the Management Services Agreement, we agreed to share the costs of certain management employees with Golden Grain in an effort to reduce our administrative overhead costs. Under the Management Services Agreement, we agreed to share with Golden Grain certain management employees, such as Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Accounting Controller, Financial Accountant, Plant Manager, OSHA/Safety Manager — Environmental Protection Agency (“EPA”) Compliance Officer, and Human Resources Manager. The Management Services Agreement is strictly for the sharing of management services and neither Homeland nor Golden Grain has the authority to act on behalf of or make management decisions for the other. We agreed to split the compensation costs associated with each of the employees covered by the Management Services Agreement with Golden Grain.

The Management Services Agreement is strictly for the sharing of management services and does not grant Golden Grain nor Homeland the authority to act on behalf of or make management decisions for the other. We agreed to split the compensation costs associated with each of the employees covered by the Management Services Agreement with Golden Grain. The total costs that Homeland incurred for fiscal year 2008 was approximately $16,000. For our fiscal year ended December 31, 2009, we expect to incur approximately $500,000 under the Management Services Agreement. Due to the numerous relationships that the members of the board of directors have with Golden Grain, the board formed a committee of disinterested members, who were charged with the task of reviewing the Management Services Agreement to ensure its terms were no less favorable than could have been agreed to in an arms length transaction.
In exchange for their services under the agreement, the following related persons are expected to have a direct interest in the transaction, as they will ultimately receive the compensation disclosed below under the Management Services Agreement:
•	Walter W. Wendland (President/CEO) received $4,550 during our fiscal year 2008, and is expected to receive approximately $109,200 (including salary and expected benefits) for our fiscal year 2009;
•	Christine A. Marchand (Treasurer/CFO) received $3,520 during our fiscal year 2008, and is expected to receive approximately $84,500 (including salary and expected benefits) for our fiscal year 2009;
•
Chad Kuhlers (Plant Manager & Director) received $5,362 during our fiscal year 2008, and is expected to receive approximately $128,700 (including salary and expected benefits) for our fiscal year 2009.

Stephen K. Eastman, Chairman and Director
Our Chairman and Director, Stephen K. Eastman, owns and manages a grain elevator from which the Company anticipates it will purchase corn and miscellaneous materials during its 2009 fiscal year, in an amount expected to exceed approximately $2,500,000 The Company expects that the purchases will be on terms no less favorable than the Company could receive from independent third parties.
Patrick C. Boyle, Director and Vice President of Project Development
Our Director and Vice President of Project Development is also the Business Development Manager for Hawkeye REC, a local electric utility service provider, from whom we expect to supply us with our electricity needs for the operation of our ethanol plant. We anticipate that the amount paid to Hawkeye REC during our 2009 fiscal year will be approximately $1,800,000. The Company expects that the terms of its arrangement with Hawkeye REC will not be less favorable than the Company could receive from independent third parties.
In addition, Mr. Boyle has received compensation from the Company in the amount of $20,000 for his development services, as is set forth in his Project Development Agreement. Mr. Boyle is expected to be paid an additional $20,000 for his services on the date that the ethanol plant first grinds corn for production.
Director Independence
As of December 31, 2008, all of our Directors are independent, as defined by NASDAQ Rule 4200, with the exception of Stephen K. Eastman, Bernard Retterath, Chad Kuhlers and Patrick Boyle. Mr. Eastman and Mr. Retterath are not considered independent due to the fact that they served as the Company’s executive officers from the Company’s inception through December 15, 2008. Mr Kuhlers is not considered independent due to his current position with Homeland as Plant Manager. Mr. Boyle is not considered independent due to his compensation arrangement under his development agreement with the Company. In evaluating the independence of our directors, we considered the following factors as set forth in NASDAQ Rule 4200: (i) the business relationships of our directors; (ii) positions our directors hold with other companies; (iii) family relationships between our directors and other individuals involved with the Company; (iv) transactions between our directors and the Company; and (v) compensation arrangements between our directors and the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The aggregate fees billed by the independent registered public accountants (Eide Bailly LLP) to the Company for the year ended December 31, 2007, and the fiscal year ended December 31, 2008 are as follows:

Category	Year	Fees
Audit Fees(1)	2008	$51,625
	2007	$30,300
Audit-Related Fees	2008	$2,500
	2007	$0
Tax Fees	2008	$14,102
	2007	$1,746
All Other Fees	2008	$0
	2007	$320

(1)	Audit fees consist of fees for services rendered related to the Company’s fiscal year end audits, quarterly reviews, registration statement and related amendments.
Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.
100% of all audit services, audit-related services and tax-related services were pre-approved by our Audit Committee.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(1) Financial Statements
The financial statements appear beginning at page 37 of this report.
(2) Financial Statement Schedules
All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits

Exhibit		Filed	Incorporated by
No.	Exhibit	Herewith	Reference
10.1	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC	X

14.1	Code of Ethics	X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC
Date: February 26, 2009	/s/ Walter W. Wendland
Walter W. Wendland
President/Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2009	/s/ Christine A. Marchand
Christine A. Marchand
Treasurer/Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2009	/s/ Stephen K. Eastman
Stephen K. Eastman,
Chairman, Director

Date: February 26, 2009	/s/ Bernard Retterath

Bernard Retterath, Director

Date: February 26, 2009	/s/ Patrick C. Boyle

Patrick C. Boyle, Vice President of Project Development,
Director

Date: February 26, 2009	/s/ Steven L. Dietz

Steve Dietz, Secretary and Director

Date: February 26, 2009	/s/ Chad Kuhlers

Chad Kuhlers, Director

Date: February 26, 2009	/s/ Leslie M. Hansen

Leslie M. Hansen, Director

Date: February 26, 2009	/s/ Steven H. Core
Steven H. Core, Director

EXHIBIT INDEX

Exhibit No.	Description
10.1	Management Services Agreement

14.1	Code of Ethics

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350

32.2	Certificate Pursuant to 18 U.S.C. Section 1350