Form 10-Q
period 2009-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2009-05-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934.
Commission file number 000-53202
HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2779 Highway 24, Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)
(563) 238-5555
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2009 there were 91,445 membership units outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Homeland Energy Solutions, LLC
(A Development Stage Company)
Balance Sheets
March 31, 2009 and December 31, 2008

	3/31/2009	12/31/2008
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,043	$44,599
Attorney escrow account	527	527
Inventory	1,857,300	—
Due from broker	291,346	—
Prepaid expenses	1,913,720	115,340

Total current assets	4,065,936	160,466

PROPERTY AND EQUIPMENT
Land	3,705,585	3,705,585
Equipment	467,602	58,963
Construction in progress	149,986,168	136,065,515

	154,159,355	139,830,063
Less accumulated depreciation	21,959	7,886

Total property and equipment	154,137,396	139,822,177

OTHER ASSETS
Loan fees, net of amortization 2009 $273,613; 2008 $229,382	899,359	943,590
Restricted cash	10,122,227	10,044,677
Assets held for sale	250,000	—
Other assets	2,716,583	2,085,708

Total other assets	13,988,169	13,073,975

TOTAL ASSETS	$172,191,501	$153,056,618

	3/31/2009	12/31/2008
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,838,838	$2,877,051
Checks issued in excess of bank balance	213,034	—
Derivative instruments	183,063	—
Retainage payable	6,061,418	6,532,576
Interest Payable	213,036	—
Property tax payable	4,818	6,424
Payroll payable	118,915	20,870
Current maturities of long term liabilities	2,030,000	20,000

Total current liabilities	18,663,122	9,456,921

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	62,704,469	51,636,807

MEMBERS’ EQUITY
Capital units, less syndication costs	89,572,744	89,572,744
Equity accumulated during development stage	1,251,166	2,390,146

Total members’ equity	90,823,910	91,962,890

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$172,191,501	$153,056,618

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Operations

			Period From
	Three Months	Three Months	Inception
	Ended 3/31/09	Ended 3/31/08	(12/7/05) to 3/31/09
	Unaudited	Unaudited	Unaudited

OPERATING REVENUE	$—	$—	$—

OPERATING EXPENSES
Start-up costs	70,733	—	70,733
Asset impairment	480,875	—	480,875
Professional expenses	139,167	143,955	871,664
Engineering & design	—	—	18,652
Feasibility studies	—	—	84,750
Filings fees/permits	2,660	9,192	25,735
Land options	—	—	1,650
Insurance	—	—	23,297
Office expense	30,423	2,218	55,426
Depreciation	14,073	949	21,959
Amortization	—	—	390
Rent	—	1,414	10,473
Utilities	8,918	2,036	22,638
Wages & benefits	450,316	8,148	533,068
Property tax	—	—	341
Miscellaneous expense	19,372	12,366	39,106

Total operating expenses	1,216,537	180,278	2,260,757

OTHER INCOME (EXPENSE)
Interest income	77,557	359,457	3,479,350
Crop income	—	—	7,573
Grant income	—	—	25,000

	77,557	359,457	3,511,923

Net income (loss)	$(1,138,980)	$179,179	$1,251,166

Basic & diluted net income (loss) per unit	$(12.46)	$1.96

Weighted average of units outstanding for the calculation of basic & diluted net income per unit	91,445	91,445

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statements of Cash Flows

			Period From
	Three Months	Three Months	Inception
	Ended 3/31/09	Ended 3/31/08	(12/7/05) to 3/31/09
	Unaudited	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,138,980)	$179,179	$1,251,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,073	949	21,959
Unrealized loss (gain) on risk management activities	183,063	—	183,063
Asset impairment	480,875	—	480,875
Write off land options	—	—	1,650
Change in working capital components:
(Increase) decrease in inventory	(1,857,300)	—	(1,857,300)
(Increase) decrease in cash due to (from) broker	(291,346)	—	(291,346)
(Increase) decrease in prepaid expenses	(1,798,380)	—	(1,798,380)
Increase (decrease) in accounts payable	1,422,553	(77,572)	1,882,045
Increase (decrease) in other current liabilities	96,439	(217,164)	123,733

Net cash provided by (used in) operating activities	(2,889,003)	(114,608)	(2,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of certificate of deposit	—	—	1,214,488
Purchase of certificate of deposit	—	—	(1,214,488)
Increase in restricted cash	(77,550)	—	(10,122,227)
Payments for construction in progress	(9,076,185)	(20,570,604)	(135,653,708)
Purchase of equipment	(408,639)	—	(467,602)
Purchase of land	—	—	(3,705,585)
Payments for other assets	(880,875)	—	(3,354,168)
Purchase of land options	—	—	(38,387)

Net cash (used in) investing activities	(10,443,249)	(20,570,604)	(153,341,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	213,034	—	213,034
Proceeds from short-term borrowing	—	—	4,883,540
Payments on short-term borrowing	—	—	(4,883,540)
Proceeds from long-term borrowing	13,082,662	—	64,754,469
Payments on long-term borrowing	(5,000)	—	(20,000)
Payments for origination fees on long-term borrowing	—	—	(1,172,992)
Contributed capital	—	—	89,920,000
Proceeds from rejected subscription funds	—	—	7,500,000
Payments for rejected subscriptions	—	(7,500,000)	(7,500,000)
Payments for syndication and offering costs	—	—	(347,256)

Net cash provided by (used in) financing activities	13,290,696	(7,500,000)	153,347,255

Net increase (decrease) in cash	$(41,556)	$(28,185,212)	$3,043

CASH AND CASH EQUIVALENTS
Beginning	44,599	64,986,226	—

Ending	$3,043	$36,801,014	$3,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$354,150	$217,164	$1,218,974

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	$7,956,793	$4,698,525	$7,956,793
Retainage payable related to construction in progress	6,061,418	5,564,647	6,061,418
Interest capitalized	354,150	—	1,218,974
Insurance costs capitalized	71,273	70,762	379,748
Loan fee amortization capitalized	44,231	44,231	273,613
See Notes to Financial Statements.

Homeland Energy Solutions, LLC
(A Development Stage Company)
Statement of Members’ Equity
For the Period from December 7, 2005 (Date of Inception) to March 31, 2009

Unaudited

Balance, December 7, 2005	$—

Capital contributions for 600 units at $333.33 per unit	200,000
Capital contributions for 2,250 units at $500 per unit	1,125,000
Syndication and offering costs	(19,107)
Net (loss) from inception to December 31, 2006	(143,796)

Balance, December 31, 2006	1,162,097

Capital contributions for 88,595 units at $1,000 per unit	88,595,000
Syndication and offering costs	(328,149)
Net income for the year ended December 31, 2007	2,438,240

Balance, December 31, 2007	91,867,188

Net income for the year ended December 31, 2008	95,702

Balance, December 31, 2008	91,962,890

Net loss for the quarter ended March 31, 2009	(1,138,980)

Balance, March 31, 2009	$90,823,910

See Notes to Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
1. Nature of Business and Significant Accounting Policies
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2008, contained in the Company’s annual report on Form 10-K for 2008.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of business: Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. In addition, the company intends to produce and sell distillers dried grains as byproducts of ethanol production. Site preparation has been completed and construction began in November 2007. As of March 31, 2009, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction activities. The Company began operations on April 4, 2009 and is currently producing at full capacity.
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
Inventories: Inventories are generally valued at the lower of cost (first-in, first-out) or market. In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.
Property and Equipment: The Company incurred site selection and plan development costs on the proposed site that were capitalized. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation. Estimated useful lives range from 5 — 7 years for assets placed in service as of March 31, 2009.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
Long-Lived Assets: In accordance with Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
The Company impaired an asset associated with the coal gasification project by $230,875 due to the long term nature and uncertainty of the project. The estimated fair market value of this asset is $230,875, for which the Company intends to depreciate over the life of the plant, and is listed on the Balance Sheet as “Construction in Progress”. The Company entered into a change order during the original construction of the plant to change the design from one large thermal oxidizer to two smaller thermal oxidizer stacks. The unused larger stack was deemed impaired by approximately $250,000 due to construction materials used to make the stack dropped in value. The estimated fair market value of this asset is $250,000, for which management intends to sell on the open market, and is listed on the Balance Sheet as “Assets held for sale.” The total loss on asset impairments for the period ending March 31, 2009 is $480,875 and is included in operating expense.
Derivative Instruments: FAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.
The Company enters into short-term cash, option and futures contracts as a means of securing purchases of corn, natural gas and sales of ethanol for the plant and managing exposure to changes in commodity and energy prices. All of the Company’s derivatives are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.
As part of its trading activity, the Company uses futures and option contracts through regulated commodity exchanges to manage its risk related to pricing of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options.
Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas are included as a component of cost of goods sold and derivative contracts related to ethanol are included as a component of revenues in the accompanying financial statements. The fair values of contracts entered through commodity exchanges are presented on the accompanying balance sheet as derivative instruments.
Intangible Assets: Intangible assets consist of loan fees and utility rights. The loan fees are amortized over the term of the loan or anticipated useful life of the utility utilizing the straight-line method. Amortization for the next five years is estimated to be approximately $420,000 annually.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
Organizational and Start-up Costs: The Company expensed all organizational and start-up costs totaling $1,770,503 for the period from December 7, 2005 (date of inception) through March 31, 2009.
Capitalization of interest: The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized approximately $1,219,000 of interest for the period from December 7, 2005 (date of inception) through March 31, 2009.
Revenue Recognition: Revenue from the production of ethanol and related products will be recorded upon transfer of title to customers, net of allowances for estimated returns on related products. Interest income is recognized as earned.
Fair Value: The disclosure requirements of SFAS No 157, “Fair Value Measurements,” which took effect on January 1, 2008 are presented in Note 10. On January 1, 2009, the Company implemented the previously deferred provisions of SFAS No 157 for non-financial assets and liabilities recorded at fair value, which had no impact on the Company’s financial statements.
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
Net Income (loss) per Unit: Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net income (loss) per unit are the same.
Environmental liabilities: The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No expense has been recorded for the period from inception to March 31, 2009.
Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company began operations in April 2009. The Company’s revenues will be derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. We anticipate ethanol sales to average approximately 80% of total revenues and corn costs average 75% of cost of revenues.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
The current U.S. recession has reduced the nation’s demand for energy. The recent bankruptcy filing of one of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol. The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates. As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service. In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant. The Company will continue to evaluate crush margins on a regular basis. Based on the Company’s operating plan and the borrowing capacity, management believes it has the capital to meet its obligations throughout fiscal 2009.
Reclassification: Certain items have been reclassified within the financial statements for periods before March 31, 2009. The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the March 31, 2009 financial statements.
Recently Issued Accounting Standards: The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We are evaluating the effect, if any, that the adoption of these pronouncements will have on our results of operations, financial position and the related disclosures.
In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for the Company beginning April 1, 2009. The Company is still assessing the impact of FSP 157-4 on its consolidated financial position and results of operations.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”). FSP 115-2/124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. FSP 115-2/124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP 115-2/124-2 also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2/124-2 is effective beginning for the Company beginning April 1, 2009. The Company is still assessing the impact of FSP 115-2/124-2 on its consolidated financial statements.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for the Company beginning April 1, 2009. The Company is still assessing the impact of FSP 107-1 on its consolidated financial position and results of operations.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
New pronouncements issued but not effective until after March 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
2. Development Stage Company
The Company was formed on December 7, 2005 to have a perpetual life. The Company was capitalized by contributions from eight founders who each contributed $25,000 for 75 units of membership interests. Income and losses are allocated to all members based upon their respective percentage of membership units held. See Note 5 for further discussion of members’ equity.
3. Inventory
Inventory consisted of the following as of March 31, 2009. There was no inventory as of December 31, 2008.

March 31, 2009
Raw Materials	$1,857,300
Work in Process	—
Finished Goods	—

Totals	$1,857,300

4. Debt
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
The Company received the first advance in September 2008 on the Construction Loan. In October 2008, the Company deposited $10,000,000 in a debt service reserve account with Home Federal as a condition of their loan agreement. As of March 31, 2009, the balance on the Construction Loan was $64,554,469.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
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
Revolving Line of Credit Loan
Under the terms of the Master Loan Agreement and the third supplement thereto, the Company agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit. The Revolving Line of Credit Loan will not be available until all conditions precedent to the Revolving Line of Credit Loan are met, including the completion of the Project and either full repayment of the Construction Loan or its conversion into a Term Loan or Revolving Term Loan with Home Federal. The aggregate principal amount of the Revolving Line of Credit Loan may not exceed the lesser of $6,000,000 or the Borrowing Base. The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (iii) 75% of the eligible inventory. Interest on the Revolving Line of Credit Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. Each advance made under the Revolving Line of Credit must be in a minimum amount of $50,000, and advances may be used for general corporate and operating purposes. The Company will be required to make monthly payments of accrued interest until the Revolving Line of Credit Loan expires, on which date the unpaid principal amount will become due and payable. The Revolving Line of Credit Loan expires 364 days after the conversion date, which is 60 days after the earlier of May 1, 2009 or the date that a Completion Certificate stating that the Project is completed and executed by the appropriate parties as specified in the Master Loan Agreement. As of March 31, 2009 no amount was available to be drawn on the line of credit as not all conditions precedent to the agreement had been met.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
Letter of Credit
On May 6, 2008, the Company signed an irrevocable standby letter of credit with Home Federal for $782,000 in favor of Northern Natural Gas. The Company paid a 1.50% origination fee of $11,730. If drawn on, the Company is to pay interest of the 30-day LIBOR rate plus 350 basis points. The irrevocable standby letter of credit expired and was not renewed on May 5, 2009. There was no balance outstanding on the letter of credit as of April 30, 2009.
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
The Company also entered into two unsecured loan agreements with the Iowa Department of Economic Development (IDED); one for a $100,000 loan to be repaid over 60 months starting April 2008 at a 0% interest rate and one for a $100,000 forgivable loan. The forgivable loan is subject to meeting terms of the agreement, including the fulfillment of Job Obligations. If the Job Obligations are not met, the IDED may require full repayment of the loan. The IDED may also elect to allow the repayment on a pro rata basis, based on the number of jobs attained compared to the number of jobs pledged. The Company repaid this loan in full on April 23, 2009.
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
March 31, 2009
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
6. Related Party Transactions
The Company has engaged one of its board members as Vice President of Project Development. The Vice President of Project Development will serve as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. The Company expects the aggregate fee for those services to approximate $40,000. Costs incurred for these services were $0, $0 and $20,000 for the period ended March 31, 2009, 2008 and the period from December 7, 2005 (date of inception) to March 31, 2009, respectively, the remainder was paid in May 2009 after production started.
The Company purchased corn and materials from members of its Board of Directors that own or manage elevators. Purchases during the periods ended March 31, 2009 and 2008 from these companies totaled approximately $421,000.
On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the Agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the Agreement. For the period ending March 31, 2009 and 2008 the Company incurred costs of $121,741 and none related to this agreement.
7. Commitments, Contingencies and Agreements
On July 18, 2007, the Company entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of a one hundred (100) million gallon per year dry grind ethanol production facility (the “Design-Build Agreement”) on the Company’s plant site located near Lawler, Iowa. Pursuant to the Lump Sum Design-Build Agreement, the effective date is July 6, 2007. Under the Design-Build Agreement, the Company will pay Fagen, Inc. a total contract price of $109,706,788, subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. Fagen, Inc. will design and build the plant using ICM, Inc., technology. The construction was substantially completed in April of 2009 and became operational on April 4, 2009.
On July 18, 2007, the Company also entered into a First Amendment to the Design-Build Agreement. Pursuant to the Amendment, Fagen, Inc. accepted Notice to Proceed on an earlier date than that set forth in the Design-Build Agreement. In exchange for beginning work on an earlier date, the Company agreed to pay Fagen, Inc. an increased contract price of $120,587,000. There will be no adjustment of the Contract Price based on an increase in the Construction Cost Index (“CCI”) published by Engineering News-Record Magazine, as was set forth in the Design-Build Agreement. However, due to subsequent change orders, the contract price at March 31, 2009 was approximately $121,798,000. As of March 31, 2009 the Company has spent approximately $110,122,000 for this commitment.
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

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
The Company continues to evaluate the feasibility of coal gasification as part of its strategic plan; however, at this time there are no plans in the short-term to install the coal gasification energy center, given the current general economic conditions, credit market strains and volatility of the price of natural gas compared to the price of coal. Construction of a coal gasification energy center would likely require the Company to obtain additional environmental permits, install additional safety precautions and acquire significant additional funds, all of which are not conducive to the installation of such a system due to market conditions as of the date of this report. The Company will likely need to wait until earnings from plant operations can help finance the cost of a coal gasification system. In addition, the Company would need to re-evaluate the financial feasibility of such a project in the future, taking into consideration factors such as the price of natural gas versus coal and any environmental or other regulatory constraints.
The Company has entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification as an alternative energy source for the plant once the Company has reached substantial operations. In addition, they also provided various engineering and design services for the railroad layout, thermal oxidizer and site development. Project assistance will consist of design and FEL II level cost estimates for the balance of plant items outside the gasifier, refinement of coal transportation and supply options, and development of plant performance guarantees. In exchange for their services, the Company paid Burns & McDonnell $461,750.
The Company has entered into a marketing agreement to sell the entire ethanol produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges. As of March 31, 2009, the Company has commitments to sell approximately 9,060,000 gallons at various fixed and basis price levels.
The Company has entered into a marketing agreement to sell the entire distiller grains produced at the plant to a related party who is also a member of the Company. The initial term of the agreement is for one year beginning with the start-up of production. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of March 31, 2009, the Company had approximately 5,050 tons of distiller grains commitments for delivery between April and June 2009 at various prices.
On November 29, 2007 the Company was awarded a USDA loan guarantee which is subject to using coal gasification technology. This award will guarantee 60% of a potential $40,000,000 loan through Home Federal Savings Bank. The USDA reserves the right to terminate its commitment if certain conditions set forth in the agreement are not met by November 2009. As of March 31, 2009 the Company had received notification that would allow us to qualify for the guarantee taking into consideration certain efficiencies at the plant without the coal gasification requirement. However, we must meet certain requirements prior to the receipt of the loan guarantee. This loan is not included in the master loan agreement with Home Federal (see Note 4).
The Company has entered into an engineering services agreement for Phase I and Phase II with Fagen Engineering, LLC. Phase I consists of the design package for the grading and drainage of the plant site. Phase II consists of the design package for the site work and utilities for the plant. For the period ended March 31, 2009 and 2008, the Company has incurred $3,450 and $9,250, respectively, of costs with Fagen Engineering, LLC. Since inception the Company has incurred costs of $165,394 with Fagen Engineering, LLC.
As of March 31, 2009 five land options have been exercised with only one land option outstanding which has been extended to April 12, 2009 and expired at that time. An additional payment of $5,000 was required for the option extension and is recorded on the balance sheet on March 31, 2009 at approximately $35,000.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
The Company has entered into an agreement with Air Resource Specialists, Inc. to provide consulting services to obtain State of Iowa air quality and storm water permits prior to the commencement of construction activities. The initial work authorization is on a time and materials basis for the air quality permit application. Due to applying for a Title 5 air permit the cost will be higher than the initial authorization. For the periods ended March 31, 2009 and 2008, the Company has incurred $5,512 and $8,111, respectively, of costs with Air Resource Specialists, Inc. Since inception the Company has incurred costs of $100,102 with Air Resource Specialists, Inc.
The Company has entered into an agreement with PlanScape Partners to provide consulting services in negotiating local incentives, assisting with property rezoning, and preparation of State and Federal program applications. The company also has hired PlanScape Partners to assist in grant application and other various program applications, the cost of these services are based on the time to complete each individual application. For the periods ended March 31, 2009 and 2008, the Company has incurred $210 and $1,551, respectively, of costs with PlanScape Partners. Since inception the Company has incurred costs of $35,883 with PlanScape Partners.
The Company has entered into an agreement with Terracon Consultants Inc. to complete subsurface exploration and geotechnical engineering services. The majority of the services consist of taking soil borings and testing the samples. Terracon’s estimated fees for the borings and testing are $66,700 to $72,000. Terracon has also been hired to perform an environmental study and provide project oversight of the dirt work. The fees for these services are paid based on the time and any materials needed. For the periods ended March 31, 2009 and 2008, the Company has incurred approximately $3,939 and $7,867, respectively, of costs year-to-date with Terracon Consultants Inc. Since inception the Company has incurred costs of $243,965 with Terracon Consultants Inc.
The Company has entered into an agreement with JB Holland Construction, Inc. to perform Phase I and Phase II dirt work preparation and stabilization of the plant site. The base fees for these services are $7,011,606 and change orders through March 31, 2009 have totaled $1,534,581. For the period ended March 31, 2009 and 2008, the Company has not incurred any costs under this agreement. Since inception the Company has incurred costs of $8,138,842 with JB Holland Construction, Inc.
In December 2007 the Company entered into an agreement with Cornerstone Energy, LLC d/b/a Constellation New Energy to construct approximately 7.25 miles of pipeline connecting the Company to the interstate pipeline for a contract price of approximately $4,000,000. The agreement also states that the Company will purchase 100% of the Company’s natural gas requirements for a five year term beginning on the date of plant start-up. As of March 31, 2009, the Company had incurred $2,975,000 related to this agreement.
In February 2008, the Company entered into an agreement with Denver Underground & Grading, Inc. for Phase II piping, underground excavation and septic system for a contract price of $515,607. Subsequent change orders have increased the contract price to $646,413. As of March 31, 2009, the Company had incurred costs of $631,169 related to this agreement.
On December 19, 2007, the Iowa Department of Economic Development approved the Company for a package of benefits, provided the Company meets and maintains certain requirements. The package provides for the following benefits: (1) a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program; (2) a grant of $240,000 under the Revitalize Iowa’s Sound Economy program for the construction of a turning land off of Iowa Highway 24 to the plant; and (3) the following tax incentives under the High Quality Jobs Program from the state of Iowa:
•	Refund of sales, service or use taxes paid to contractors and subcontractors during construction work (estimated at $4,289,600).
•
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

•
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
March 31, 2009
In July 2007 the Company entered into an agreement with a union that covers the employment of a construction manager. This agreement is effective from August 2007 to May 2009. The agreement sets the base wage rate at $6,668 per month and additional fringe benefits of $2,374 per month.
In May 2008, the Company entered into an agreement with Brennan Construction Company for construction of a bridge over the railroad tracks for a contract amount of $876,033. Subsequent change orders have increased the contract price to $971,923. As of March 31, 2009, the Company had incurred costs of $918,429 related to this agreement.
On July 7, 2008, the Company entered into an agreement with Iowa, Chicago, & Eastern Railroad for the installation of two new mainline switches and the re-alignment of the main line at a cost of $239,764. As of March 31, 2009, the Company has incurred no costs related to this agreement.
On July 24, 2008, the Company entered into an agreement with R&R Contracting for ethanol plant rail work between New Hampton, Iowa and Lawler, Iowa for an estimated cost of $5,756,535. The project has a completion date of March 2008. The project was substantially completed in March 2009; however due to a derailment of cars at the end of March additional construction was required to be completed in April. As of March 31, 2009, the Company has incurred costs of $5,260,902 related to this agreement.
On August 5, 2008, the Company entered into an agreement with Concrete Foundation to pave the plant for an estimated cost of $1,537,547. The project was substantially complete during March 2009 with additional payment done during May 2009. As of March 31, 2009, the Company has incurred costs of $954,640 related to this agreement.
On August 7, 2008, the Company entered into an agreement with Lohuis Construction for the construction of the administration building and scale house for a total contract amount of $461,100. The project was completed in February 2009. As of March 31, 2009, the Company has incurred costs of $466,332 related to this agreement.
In June 2008, the Company entered into an agreement with Viking Auto, Sprinkler Company for fire protection for a total contract amount of $245,507. Subsequent change orders have increased the contract price to $315,507 and the project was completed during March 2009 and incurred costs of $315,507 related to this agreement.
In March 2009, the Company entered into an agreement with Hawkeye Tri-County Electric Cooperative for all of the electrical power and energy needs at the plant for a ten year period starting on April 4, 2009. The Company is responsible for maintaining the electrical facilities up to and including the secondary terminals of the service transformers on the property. As of March 31, 2009 the project was complete and the Company incurred cost of $1,212,600 for aid in construction.
At March 31, 2009, the Company had outstanding commitments for purchases approximately 3,960,000 bushels of corn at various prices, of which approximately 600,000 bushels are with related parties.
The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 5-10 year which are anticipated to approximate $38,000,000.
8. LEASE OBLIGATIONS
During fiscal year 2009, the Company entered into three leases, including the lease described in note 11, for rail cars and rail moving equipment with original terms of monthly up to 3 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. No rent expense was incurred for the operating leases during the period ending March 31, 2009.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
At March 31, 2009 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2009	$604,125
2010	756,000
2011	739,500
2012	184,875
2013	—

Total lease commitments	$2,284,500

9. DERIVATIVE INSTRUMENTS
The Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.
To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures and options contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures and options contracts to reduce price risk. Exchange-traded futures contracts are valued at market price. Changes in market price of exchange traded futures and options contracts related to corn and natural gas are recorded in operating expense and changes in market prices of contracts related to sale of ethanol, if applicable, are recorded in revenues.
The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company’s plant will grind approximately 40 million bushels of corn per year. During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 40% of its anticipated monthly grind. At March 31, 2009, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 5% to 10% of its anticipated monthly grind over the next nine months.
Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements. The fair value of the Company’s open derivative positions are summarized in the following table as of March 31, 2009.

	Balance Sheet	Asset Fair	Liability Fair
	Classification	Value	Value
Derivatives not designated as hedging instruments:
Commodity Contracts	Derivative Instruments	$—	$183,063

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
The following table represents the amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the period ending March 31, 2009:

				Total Gain
	Income Statement	Realized	Unrealized	(Loss) in
	Classification	Gain (Loss)	Gain (Loss)	Income
Derivatives not designated as hedging instruments:
Commodity Contracts	Operating Expense	$193,347	(183,063)	10,284

10. FAIR VALUE MEASUREMENTS
During 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (SFAS No 157), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No 157 applies to all financial instruments that are being measured and reported on a fair value basis.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.
Level 3: Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
A description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective November 1, 2008.
Derivative financial instruments: Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.
Asset held for sale: Assets held for sale is comprised of equipment not used during the construction of the plant and is reported at the fair value utilizing Level 3 inputs. The Company obtains fair value measurements from an independent third party.

HOMELAND ENERGY SOLUTIONS, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2009
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3

Other Assets, asset held for sale	$250,000	$—	$—	$250,000

Liabilities, derivative financial instruments	(183,063)	(183,063)	—	—
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.
The following tables present a reconciliation of all assets and liabilities measured at fair value using significant unobservable inputs (Level 3) during the period ended March 31, 2009.

Assets held
for Sale
Balance January 1, 2009	$—
Transfers in and/or out of Level 3	250,000

Ending balance March 31, 2009	$250,000

11. Subsequent Events
On April 4, 2009 the Company began operations at the facility and has since reached nameplate capacity of over 100 million gallons per year.
Effective April 1, 2009, the Company entered into an operating lease with an unrelated party for a piece of rail moving equipment for a one year term with an option to renew the lease or buy it out at an estimated fair market value. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases and has a monthly payment of $5,500 as described in note 8.

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
•	Changes in our business strategy, capital improvements or development plans;
•	Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grain and other commodities prices;
•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;
•	The results of our hedging transactions and other risk management strategies;
•	Our inelastic demand for corn, as it is the only available feedstock for our plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;
•	The effects of mergers, bankruptcies or consolidations in the ethanol industry;
•	Changes in the availability of credit to support the level of liquidity necessary to implement our risk management activities;
•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);
•	Overcapacity within the ethanol industry;
•	Difficulties or disruptions we may encounter during the initial operating period at our plant;
•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;
•	Our reliance on key management personnel;
•	Our ability to hire adequate administrative and operational personnel;
•	The development of infrastructure related to the sale and distribution of ethanol;
•	Fluctuation in U.S. petroleum prices and corresponding oil consumption; and
•	Competition and consolidation in the ethanol industry and from alternative fuel additives.
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

Overview
Homeland Energy Solutions, LLC (referred to herein as “we,” “us,” the “Company,” “Homeland” or “Homeland Energy Solutions”) is an Iowa limited liability company. It was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year natural-gas powered ethanol plant located near Lawler, Iowa. As of the close of our fiscal quarter on March 31, 2009, we were still in the development phase and had generated no revenue. However, construction of our ethanol plant was substantially complete in early April, 2009, and we have since commenced operations and the production of ethanol and distillers grains at the plant. The plant is currently operating at full capacity and we expect to process approximately 36 million bushels of corn per year into 100 million gallons of fuel grade ethanol. As of May 1, 2009, we have produced approximately 5,100,000 gallons of ethanol and 13,000 tons of distillers grains, most of which has been sold and shipped off-site.
We anticipate the total project cost, including construction and start-up of operations, to be approximately $176,000,000. We are financing the development and construction of our ethanol plant with a combination of equity and debt proceeds. We raised equity in our public offering registered with the Securities and Exchange Commission, which supplemented our seed capital equity. We entered into definitive loan agreements with Home Federal Savings Bank for our debt financing.
During our fiscal quarter ending March 31, 2009, we completed the installation of the infrastructure necessary to support plant operations. We have also obtained the permits required to construct and operate the plant. We have engaged Green Plains Renewable Energy, LLC to market our ethanol and CHS, Inc. to market our distillers grains. In addition, we have engaged John Stewart and Associates to provide risk management consulting services. Additionally, we have hired a majority of the personnel necessary to operate the plant. We currently employ forty employees and plan to hire up to five additional employees in the short term to complete our hiring process.
Since we had not yet become operational as of the close of our fiscal quarter on March 31, 2009, we do not have comparable income, production or sales data. If you undertake your own review and comparison of the three months ended March 31, 2009 and the three months ended March 31, 2008, it is important that you keep in mind that we expect our financial results to change significantly once we have income, production and sales data as a result of operations and the data for the three months ended March 31, 2009 also include start up expenses.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months focused on plant operations, including three primary functions: (i) management of cost effective purchasing of inputs for our production process; (ii) optimizing the production process in such a way as to minimize manufacturing costs; and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distillers grains.
Construction Activity and Plant Operations
Construction of our plant is substantially complete and we commenced operations on April 4, 2009. The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to be approximately $176,000,000. In addition to the estimated project cost of $176,000,000, we are required to maintain a debt reserve of $10,000,000 under our debt financing arrangement with Home Federal Savings Bank. We expect to complete construction and finance our operations for the next 12 months using our debt facilities and revenue from operations.
During our fiscal quarter ended March 31, 2009, all electrical lines have been constructed and interconnected, providing us with the power necessary to operate the plant, and overall construction at the plant is substantially complete, which allowed us to begin production in early April, 2009. We plan to complete our wetlands mitigation this summer, as well as complete any remaining construction at the plant site.

On March 21, 2009, approximately 34 empty ethanol tank cars derailed from a portion of our track, causing some damage to the cars and to the track. However, all of the damaged cars have been removed from the plant site and the track is being examined and repaired by experts in the industry. This derailment did not delay the start-up of operations, and we do not expect it to have a significant impact on our operations and shipment of the ethanol and distillers grains produced at our site.
We have secured all of our key agreements for the construction and development of our project. For example, we have entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of our ethanol plant, for an original contract price of $120,000,000, which was subject to change orders. As a result of subsequent change orders, the current contract price with Fagen, Inc. is $121,797,951. Some of the additional work includes a larger heat recovery steam generator and the addition of a second air stack in order to meet the conditions set forth in our air permit.
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
On March 23, 2009, we entered into a three-year lease agreement with Trinity Industries Leasing Company for 100 covered hopper rail cars. We will pay approximately $425 per car per month beginning on delivery of the cars. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
Utilities
To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline has been constructed to service our plant. We entered into an agreement with Northern Natural Gas in April 2008 for connection to its interstate pipeline and for transportation services for our natural gas supply.
We retained Cornerstone Energy, LLC d/b/a/ Constellation NewEnergy — Gas Division CEI, LLC (“Cornerstone”) for construction of our natural gas pipeline and for procurement of our required natural gas. The final cost of this pipeline is expected to be approximately $4,000,000, which we have included in our estimated budget. The contract price of the natural gas has not been set, but will be based on current market prices for natural gas plus a likely surcharge per MMBtu. We estimate that our cost for natural gas will be approximately $4.50 — $5.50 per MMBtu, but this is an estimate only and our costs will be subject to market fluctuations. We will also have the option to participate in Cornerstone’s natural gas hedging program, but we do not anticipate doing so at this time.
We entered into an Electrical Services Agreement (“Agreement”) with Hawkeye Tri-County Electric Cooperative d/b/a Hawkeye REC (“Hawkeye”), on March 6, 2009. Pursuant to the Agreement, Hawkeye will provide electric power and energy to Homeland’s ethanol plant located near Lawler, Iowa. Under the Agreement, Hawkeye will furnish, install and maintain the electrical facilities necessary to deliver all of the electric power and energy required to operate Homeland Energy’s ethanol plant. Homeland Energy agrees to purchase all of the electric power and energy required for the ethanol facility and will not use the electric power and energy as a supplement to any other supply, except in cases of emergency. Hawkeye will maintain the electrical facilities up to and including the secondary terminals of the service transformer(s) on the property of Homeland Energy. Homeland Energy will be responsible for all facilities beyond that point. The maximum power and energy which Hawkeye is obligated to provide to Homeland Energy is 9,000 kilowatts (kW).
This Agreement will remain in effect for ten years from the date Homeland Energy begins processing ethanol at the plant, and shall terminate on the tenth anniversary of that date. Homeland Energy may continue to receive the service following expiration of the ten-year term for a minimum of two years. Either party will then have the right to terminate this Agreement upon giving six (6) months’ written notice of its intention to terminate.

Engineering specifications show our plant water requirements to be approximately 1,000 gallons per minute. That is approximately 1,440,000 gallons per day. While it is possible that our water supply will be strained from nearby residents, business and farms, we expect our production wells to supply us with the water that we will need.
Ethanol and Distillers Grain Marketing Agreements
We have entered into an Ethanol Marketing Agreement with Green Plains Renewable Energy, LLC (“GPRE”) GPRE is based in Omaha, Nebraska and operates two ethanol plants in Iowa, one in Indiana and one in Tennessee, and as a result of their merger with VBV, LLC (an ethanol marketing company), GPRE has begun an ethanol marketing and distribution business. Pursuant to the agreement, we will sell all of our ethanol produced at our plant to GPRE, who will market all of the ethanol produced at our plant and be responsible for all transportation of the ethanol including, without limitation, the scheduling of all shipments of ethanol with us.
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
Risk Management
In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened two commodities trading accounts with ADM Investor Services, Inc. (“ADMIS”). In addition, we have hired a commodities manager to manage our corn procurement activities. Subsequent to our fiscal quarter end, we began trading on the commodities account as we prepare for start-up operations. This activity is intended to fix the purchase price of our anticipated requirements of corn in production activities. ADMIS will serve as our broker for the purchase and sale of commodity futures contracts for corn, and will enter into transactions and exercise commodity options for our account in accordance with our written or oral instructions. We are required to maintain adequate margins in our accounts, and if we do not maintain adequate margins, ADMIS may close out on any of our positions or transfer funds from other accounts of ours to cover the margin. In addition, if we are unable to deliver any security or commodity bought or sold, ADMIS has authority to borrow or buy any security, commodity or other property to meet the delivery requirement.
The effectiveness of our strategies through our commodities accounts is dependent upon the cost of corn and our ability to sell sufficient products to use all of the corn for which we have futures contracts. There is no assurance that our activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn prices.

Management and Employees
As of March 31, 2009, we have a total of 40 total full time employees, and we expect to hire up to 5 additional full-time employees in the short term. In addition, many of our management positions are subject to the Management Services Agreement dated December 15, 2008 that we entered into with Golden Grain Energy, LLC (“Golden Grain”), one of our members. Pursuant to the Management Services Agreement, we agreed to share the costs of certain management employees with Golden Grain in an effort to reduce our administrative overhead costs. The Management Services Agreement is strictly for the sharing of management services and neither Homeland nor Golden Grain has the authority to act on behalf of or make management decisions for the other. We agreed to split the compensation costs associated with each of the employees covered by the Management Services Agreement with Golden Grain. Under the Management Services Agreement, Golden Grain has provided us with employees holding the following positions with both companies: CEO, CFO, Plant Manager and various middle manager positions. Additionally, we have provided employees to Golden Grain holding various middle manager positions with both companies.
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulation and we require a number of environmental permits to operate the plant. We anticipate Fagen, Inc. and Air Resource Specialists will continue to advise us on general environmental compliance. As of the date of this report, we have received all of the required permits and plans to begin operations at the plant, with the following key permits and plans and registrations in place as of our quarter ended March 31, 2009:
•	High Capacity Consumption Well Permit
•	Alcohol Fuel Producer’s Permit.
•	Risk Management Plan
•	NPDES General Permit #1
•	Air Quality Construction Permit
•	Stormwater Pollution Prevention Plan (SWPPP)
•	Spill Prevention, Control and Countermeasures Plan (SPCC)
•	Alcohol Production Permit
•	Renewable Identification Number (RIN) Registration
Once we have been operational for a period of time, we must apply for the following permits and comply with the following standards:
•	Title V Operating Air Permit
•
We will apply for this permit after we have been operational for one year. Our Construction Air Permit covers our operations for the first year. Our emissions during the first year will be utilized to determine the conditions that will be placed in the Title V Operating Air Permit. While we do not anticipate any problems obtaining our Title V Operating Air Permit, there is a risk that the Iowa Department of Natural Resources (“IDNR”) could reject our Title V air permit application and request additional information, which could delay or stall our operations.

•	New Source Performance Standards
•	By obtaining and complying with our air permits, we expect to be in compliance with these standards.
•	Stormwater NPDES General #2
•	We have submitted an application to renew this permit, which covers construction activities, with the IDNR. We do not anticipate any problems with obtaining a renewal of this permit.

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
Although we do not anticipate installing a coal gasification energy center in the short term, we have entered into several preliminary agreements related to the construction of a coal gasification energy center. For example, in January 2007, we entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification. In addition, in December 2007, we entered into a Coal to Fuel Gas Conversion Agreement with Econo Power International Corporation (“EPIC”), under which EPIC would form an entity called Homeland Gasification, LLC (Homeland Gas). Under the agreement, Homeland would be joint owners with EPIC of Homeland Gas, which would construct a coal gasification facility that would utilize EPIC technology to convert coal to fuel gas to provide process energy for the ethanol plant. This agreement contains several conditions before Homeland has any obligations under the agreement, such as the receipt of all necessary licenses and permits, execution of a debt financing agreement and construction agreement for the project, and approval of Homeland’s board of directors. Currently, Homeland Gas has not been formed and we do not anticipate that Homeland Gas will be formed in the short term. However, Homeland continues to evaluate the feasibility of coal gasification as part of its strategic plan.
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
Results of Operations for the Three Months Ended March 31, 2009
As of the close of our fiscal quarter on March 31, 2009, we were not yet operational and therefore have no revenue from operations to report for the three months ended March 31, 2009.
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

We have no operating history and our business may not be as successful as we anticipate. As of the end of the period ending March 31, 2009 we had not yet completed construction of the plant; however, construction is currently on schedule and was substantially completed in April 2009, at which time operations began. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control. In addition, our future operations must be considered in light of the normal risks and uncertainties encountered by an early-stage company in a rapidly growing industry where supply, demand, and pricing may change substantially in a short amount of time.
Economic Downturn
The global economy continues to struggle with no clear signals as to the end of the economic turmoil. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. The demand for gasoline has decreased nationally which has in turn reduced the demand for ethanol. We believe that these factors have contributed to a decrease in the prices at which we will be able to sell our ethanol once we commence operations; however, we expect to see an uptrend in ethanol price during the summer driving season. It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.
Corn
Our cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On April 9, 2009, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2008 grain corn crop at 12.10 billion bushels. The April 9, 2009 estimate of the 2008 corn crop is approximately 7.44% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in July 2008, but have come down sharply since that time as stronger than expected yields materialized and the global financial crisis brought down prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. An increase in the number of operating ethanol plants in our surrounding area and nationwide could significantly increase the demand for corn. This demand could drive up the price of corn in our market which will impact our ability to operate profitably.
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
Ethanol Industry Competition
We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry. POET Biorefining, Archer Daniels Midland, VeraSun Energy Corp., (“VeraSun”), Valero Renewable Fuels and Hawkeye Renewables, LLC control a significant portion of the ethanol market, with a total annual nameplate capacity total of 4.6 billion gallons of ethanol and an actual operating production of over 3.4 billion gallons of ethanol annually. However, VeraSun filed for Chapter 11 Bankruptcy in October 2008 and has closed on the sale of six of their ethanol production facilities to Valero Renewable Fuels (“Valero”). Valero also successfully bid on two other VeraSun facilities and is expected to close on those in April. The remaining ten ethanol facilities were sold to AgStar Financial Services, West LB Ag and Dougherty Funding, LLC.
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

Liquidity and Capital Resources
We expect to be able to satisfy our cash requirements for the next 12 months using our equity financing, senior credit facility, and grant funds. We are exploring our options for incorporating a coal gasification energy center. If we decide to proceed with a coal gasification energy center, we may conduct an offering of our units in the future for the purpose of funding the center. However, we do not expect to have to raise additional funds within the next 12 months to operate our plant utilizing natural gas as our energy source.
Financial Results for our Three Month Period Ended March 31, 2009
As of March 31, 2009, we have total assets of approximately $172,192,000 consisting primarily of construction in progress and land and restricted cash. We have current liabilities of approximately $16,813,000 consisting primarily of accounts payable (which largely consists of accounts payable for construction in progress) and retainage payable. In addition, as of March 31, 2009, we have incurred long-term debt of approximately $64,554,000 from a draw on our construction loan with Home Federal. Total members’ equity as of March 31, 2009, was approximately $90,824,000.
Since our inception through our fiscal quarter ended March 31, 2009, we have generated no revenue from operations. For the fiscal quarter ended March 31, 2009, we had net loss of approximately $1,139,000 from operating expenses of which approximately $481,000 was from impairments of assets for the coal gasification project and construction materials. From inception through March 31, 2009, our total net income was approximately $1,261,000, consisting primarily of interest earned on the account holding our offering proceeds.
Estimated Sources of Funds
We have issued 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We have also issued 88,595 units in our SEC registered offering for an aggregate amount of $88,595,000 in offering proceeds. The registered offering proceeds are available to us for construction and other development expenses, as well as the interest earned on those proceeds. The following schedule sets forth our estimated sources of funds to build and fund the start up of operations of our ethanol plant located near New Hampton, Iowa. This schedule could change in the future depending on whether we receive additional grants or debt financing.

Sources of Funds		Percent
Seed Capital Proceeds (1)	$1,325,000	0.7%
Registered Unit Proceeds (2)	$88,595,000	47.3%
Senior Debt Financing (3)	$94,000,000	50.1%
Interest on Registered Unit Proceeds (4)	$3,479,000	1.9%

Total Sources of Funds (5)	$187,399,000	100.0%

(1)	We have issued a total of 2,850 units to our founders and seed capital investors in previous private placement offerings in exchange for proceeds of $1,325,000.

(2)	As of the close of our registered offering on November 30, 2007, we issued 88,595 membership units in exchange for proceeds of $88,595,000.

(3)
We have entered into a definitive agreement with Home Federal Savings Bank for a Construction Loan of up to $94,000,000 (of which $20,000,000 may be converted into a Term Revolving Loan upon start-up of operations). In addition, we will have available to us a Revolving Line of Credit Loan in an amount not to exceed $6,000,000, which will be available upon start-up of operations.

(4)	As of March 31, 2009, we had earned approximately $3,479,000 in interest on our equity proceeds.

(5)
Our total sources of funds is expected to be sufficient to cover our estimated project cost of $176,000,000 as well as to cover the $10,000,000 debt service reserve (included in our estimated project cost) that we are required to maintain under our senior debt financing with Home Federal Savings Bank.

Estimated Use of Proceeds
We expect the project to cost approximately $176,000,000 to complete. Included in our estimated project cost, is a requirement to maintain a $10,000,000 debt service reserve that will serve as part of the collateral for our senior debt financing loans. From our inception through March 31, 2009, we have incurred costs of construction of approximately $164,409,000, which includes plant construction activities and the purchase of land and equipment and the $10,000,000 debt service reserve. In addition, as of March 31, 2009, we had approximately $13,728,000 in accounts and retainage payable related to construction in progress. The following table reflects our estimated project costs as of the date of this report for the ethanol plant. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

		Percent of Total
Use of Proceeds	Amount	Amounts
Plant construction	$121,798,000	69.20%
Land cost	3,700,000	2.10%
Site development costs	5,670,000	3.22%
Construction/Paving of turning lane	1,600,000	0.91%
Site engineering costs*	900,000	0.51%
Soil Stabilization (pilings)	930,000	2.27%
Pipeline costs	3,800,000	1.59%
Electric distribution line costs	1,300,000	0.74%
Construction contingency	1,912,000	1.09%
Construction insurance costs	225,000	0.13%
Construction manager fees	210,000	0.12%
Administrative building	350,000	0.20%
Office equipment	85,000	0.05%
Computers, Software, Network	175,000	0.10%
Rail Infrastructure	8,700,000	4.94%
Rolling stock	445,000	0.25%
Fire Protection, water supply and water treatment	4,000,000	2.27%
Capitalized interest	4,000,000	2.27%
Start up costs:		0.00%
Financing costs	1,600,000	0.91%
Organization costs	1,400,000	0.80%
Pre production period costs	950,000	0.54%
Working capital	7,000,000	3.98%
Inventory — corn	2,000,000	1.14%
Inventory — chemicals and ingredients	500,000	0.28%
Inventory — Ethanol	1,500,000	0.85%
Inventory — DDGS	500,000	0.28%
Spare parts — process equipment	750,000	0.43%

Total	$176,000,000	100.00%

*	Includes approximately $230,875 for the engineering/design work related to a coal gasification energy center.

Short and Long Term Debt Financing Arrangements
Master Loan Agreement with Home Federal Savings Bank
On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility for the construction of our plant. The Master Loan Agreement provides for (i) a Construction Loan in an amount not to exceed $94,000,000; and (ii) a Revolving Line of Credit Loan in an amount not to exceed $6,000,000 (the foregoing collectively referred to as the “Loans”). Our loan obligations are secured by all of our real and personal property, and we have also assigned all rents and leases of our property to Home Federal. Interest on the Construction Loan will accrue at a rate equal to the LIBOR rate plus 350 basis points. Interest on the Revolving Line of Credit Loan will accrue at a rate equal to the LIBOR rate plus 325 basis points. As of March 31, 2009, the balance on the Construction Loan was $64,555,000 and we had not yet drawn upon the Revolving Line of Credit. We anticipate borrowing over $90,000,000 in order to complete the project.
Home Federal has agreed to convert up to $74,000,000 of the Construction Loan into a Term Loan and up to $20,000,000 into a Term Revolving Loan 60 days after the earlier of May 1, 2009 or the date that a completion certificate stating that the project is completed and that the processing equipment and fixtures are fully operational, provided that all of the terms, conditions, warranties, representations, and covenants by the company as set forth in the Master Loan Agreement and supplements are satisfied. We expect that any remaining amounts on our Construction Loan will be converted to a Term Loan in mid to late June, 2009.
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

In addition, on December 19, 2007, the Iowa Department of Economic Development approved us for a package of benefits, provided we meet and maintain certain requirements. The package provides for the following benefits:
•
A $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program (VAAPPFAP), which were both repaid in full in April 2009;

•	A grant of $240,000 under the Revitalize Iowa’s Sound Economy program for the construction of a turning lane off of Iowa Highway 24 to the plant; and
•	The following incentives under the High Quality Jobs Program from the State of Iowa:
•	Refund of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (estimated at $4,289,600);
•	Investment tax credit up to $10,000,000 for qualifying expenditures directly related to new jobs created by the plant; and
•	Local value-added property tax exemption for all or a portion of the value added by improvements to real property directly related to new jobs created by the plant (estimated at $10,350,000);
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
Grants and Government Programs for Coal Gasification
We received approval for a $40,000,000 loan guarantee from the United States Department of Agriculture (“USDA”) under the Rural Energy Program. This guarantee is contingent upon the construction of a coal gasification energy center at our plant. If we determine to install a coal gasification energy center, we plan to use the guarantee to attract additional debt financing to help fund the energy system. Originally, the conditional guarantee was set to expire on November 29, 2008. However, the conditional guarantee has been extended by the USDA until November 29, 2009. There is no guarantee that we will move forward with plans for a coal gasification energy center by November 29, 2009 or thereafter. In addition to the availability of financing for a coal gasification energy center, additional factors must be examined, such as the cost of coal versus natural gas and any new legislation or regulation relating to the use of coal as an energy source.
Recently, the USDA agreed to amend the guarantee to allow us to qualify for the loan guarantee taking into consideration certain efficiencies at the plant without the requirement that we install a coal gasification energy center. However, we must meet certain conditions prior to receipt of the loan guarantee, and we are currently evaluating whether we will be able to meet those conditions. There is no assurance that we will be able to meet the conditions in order to receive the loan guarantee.
Application of Critical Accounting Estimates and Significant Accounting Policies
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles, such as estimates related to construction in progress. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
The Financial Accounting Standards Board (“FASB”) has issued a Statement of Financial Accounting Standard (“SFAS”) No. 133, which requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

We enter into short-term cash, option and futures contracts as a means of securing purchases of corn, natural gas and sales of ethanol for the plant and managing exposure to changes in commodity and energy prices. All of our derivatives are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.
As part of our trading activity, we use futures and option contracts through regulated commodity exchanges to manage our risk related to pricing of inventories. To reduce that risk, we generally take positions using cash and futures contracts and options.
Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas are included as a component of cost of goods sold and derivative contracts related to ethanol are included as a component of revenues in the accompanying financial statements. The fair values of contracts entered through commodity exchanges are presented on the accompanying balance sheet as derivative instruments.
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

Changes in Internal Controls
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We conducted two seed capital offerings of our membership units for aggregate proceeds of $1,325,000. The first offering was to our founders, in which we sold 600 units at a price of $333.34 per unit. This offering was completed on January 11, 2006. In the second seed capital offering, we sold 2,250 of our membership units at a price of $500 per unit. This offering was completed on May 10, 2006. Our seed capital private placements were made directly by us without use of an underwriter or placement agent and without payment of commissions or other remuneration.
Our private placements were made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 506 of Regulation D. With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser agreed that a legend would be placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
On March 2, 2009, the Company held our 2009 Annual Meeting of members for the purpose of approving two amendments to our Operating Agreement. Votes were solicited in person and by proxy.

We proposed two amendments to our operating agreement at our annual member meeting. The proposed amendment number one allowed the initial directors to serve until the first annual meeting of the members following the date on which substantial operations of the facilities commence. The proposed amendment number two allowed the board of directors to appoint any person that they deem qualified to a committee to the board of directors, and removed the requirement that at least two directors serve on any board committee. Both of the proposed amendments to the operating agreement were approved by the members. The votes were as follows for the two amendments:

	For	Against	Abstain
Amendment One — Initial Directors’ Terms	30,620	272	610
Amendment Two — Board Committees	26,813	1,385	705
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included herein:

Exhibit No.		Description

10.1	+	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC

31.1		Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2		Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1		Certificate Pursuant to 18 U.S.C. § 1350.

32.2		Certificate Pursuant to 18 U.S.C. § 1350.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date: May 14, 2009	/s/ Walter W. Wendland

Walter W. Wendland
President/Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	/s/ Christine A. Marchand

Christine A. Marchand
Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	+	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC

31.1		Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2		Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1		Certificate Pursuant to 18 U.S.C. § 1350.

32.2		Certificate Pursuant to 18 U.S.C. § 1350.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.