Form 10-Q
period 2009-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2009-08-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2009
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                     .
Commission file number 000-53202
HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of small business issuer as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2779 Highway 24, Lawler, Iowa, 52154
(Address of principal executive offices)
(563) 238-5555
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 1, 2009 there were 91,445 units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Homeland Energy Solutions, LLC
Balance Sheets
June 30, 2009 and December 31, 2008

	6/30/2009	12/31/2008
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,849,255	$44,599
Accounts receivable	6,174,895	—
Inventory	5,928,852	—
Due from broker	613,112	—
Derivative instruments	615,362	—
Prepaid and other	1,658,312	115,867

Total current assets	20,839,788	160,466

PROPERTY AND EQUIPMENT
Land and improvements	22,383,469	3,705,585
Buildings	4,857,318	—
Equipment	129,337,892	58,963
Construction in progress	8,352	136,065,515

	156,587,031	139,830,063
Less accumulated depreciation	2,890,361	7,886

Total property and equipment	153,696,670	139,822,177

OTHER ASSETS
Loan fees, net of amortization 2009 $317,844; 2008 $229,382	855,128	943,590
Restricted cash	10,171,114	10,044,677
Assets held for sale	250,000	—
Utility rights, net of amortization 2009 $60,888; 2008 $0	2,621,712	2,085,708

Total other assets	13,897,954	13,073,975

TOTAL ASSETS	$188,434,412	$153,056,618

	6/30/2009	12/31/2008

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,538,992	$2,877,051
Retainage payable	939,346	6,532,576
Interest payable	297,706	—
Property tax payable	6,420	6,424
Payroll payable	80,998	20,870
Current maturities of long term liabilities	3,700,000	20,000

Total current liabilities	7,563,462	9,456,921

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	89,000,705	51,636,807

MEMBERS’ EQUITY
Capital units, less syndication costs	89,572,744	89,572,744
Retained earnings	2,297,501	2,390,146

Total members’ equity	91,870,245	91,962,890

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$188,434,412	$153,056,618

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended 6/30/09	Ended 6/30/08	Ended 6/30/09	Ended 6/30/08

REVENUE	$39,562,718	$—	$39,562,718	$—

COSTS OF GOODS SOLD	38,133,578	—	38,133,578	—

GROSS PROFIT	1,429,140	—	1,429,140	—

OPERATING EXPENSES	150,199	20,474	1,366,736	200,752

OPERATING INCOME (LOSS)	1,278,941	(20,474)	62,404	(200,752)

OTHER INCOME (EXPENSE)
Interest expense	(594,198)	—	(594,198)	—
Interest income	61,591	155,349	139,148	514,806
Grant income	300,000	—	300,000	—

	(232,607)	155,349	(155,050)	514,806

Net income (loss)	$1,046,334	$134,875	$(92,646)	$314,054

Basic & diluted net income (loss) per unit	$11.44	$1.47	$(1.01)	$3.43

Weighted average of units outstanding for the calculation of basic & diluted net income per unit	91,445	91,445	91,445	91,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(92,646)	$314,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,972,052	1,899
Unrealized loss (gain) on risk management activities	(615,362)	—
Asset impairment	480,875	—
Increase in restricted cash	(126,437)	—
Change in working capital components:
(Increase) decrease in accounts receivable	(6,174,895)	—
(Increase) decrease in inventory	(5,928,852)	—
(Increase) decrease in cash due to (from) broker	(613,112)	—
(Increase) decrease in prepaid expenses	(1,542,445)	—
Increase (decrease) in accounts payable	1,863,720	(165,144)
Increase (decrease) in other current liabilities	357,830	(207,423)

Net cash (used in) operating activities	(9,419,272)	(56,614)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(25,419,970)	(43,616,358)
Payments for other assets	(400,000)	—
Purchase of land options	—	(5,000)

Net cash (used in) investing activities	(25,819,970)	(44,050,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowing	41,223,898	—
Payments on long-term borrowing	(180,000)	(5,000)
Payments for rejected subscriptions	—	(7,500,000)

Net cash provided by (used in) financing activities	41,043,898	(7,505,000)

Net increase (decrease) in cash	$5,804,656	$(51,612,153)

CASH AND CASH EQUIVALENTS
Beginning	44,599	64,986,226

Ending	$5,849,255	$13,374,073

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,113,290	$217,164

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	$215,780	$7,081,224
Retainage payable related to construction in progress	939,346	5,835,775
Interest capitalized	817,183	—
Insurance costs capitalized	83,423	141,309
Loan fee amortization capitalized	58,974	88,462
See Notes to Unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
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
Nature of business: Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution to upper Midwest and Eastern states. The company produces and sells distillers grains as byproducts of ethanol production. Site preparation was completed and construction began in November 2007. Prior to commencing operations on April 4, 2009, the Company was a development stage entity with its efforts being principally devoted to organizational activities and construction activities. The Company sells its production of ethanol and distiller grains primarily in the continental United States.
Significant accounting policies:
Fiscal Reporting Period: The Company has a fiscal year ending on December 31.
Accounting Estimates: Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
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
Accounts Receivable: Accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are charged against the allowance. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.
Revenue Recognition: Revenue from the sale of the Company’s products is recognized at the time title to the goods and all risks of ownership transfer to the customers. This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol and distiller grains are not specifically identifiable and as a result, revenue from the sale of ethanol and distiller grains is recorded based on the net selling price reported to the Company from the marketer.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
Inventories: Inventories are generally valued at the lower of cost (first-in, first-out) or market. In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.
Property and Equipment: The Company incurred site selection and plan development costs on the proposed site that were capitalized. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation. Estimated useful lives range from 5 - 40 years for assets placed in service as of June 30, 2009.
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
The Company impaired an asset associated with the coal gasification project by $230,875 due to the long term nature and uncertainty of the project. The remaining $230,875 has been capitalized as part of the plant’s infrastructure as these costs relate partially to the design of the Company’s rail system and engineering expenses and will be amortized over the estimated useful life of the asset.
The Company entered into a change order during the original construction of the plant to change the design from one large thermal oxidizer stack to two smaller thermal oxidizer stacks. The unused larger stack was deemed impaired by approximately $250,000 due to construction materials used to make the stack dropped in value. The estimated fair market value of this asset is $250,000, for which management intends to sell on the open market should another ethanol plant under construction require the same materials, and is listed on the Balance Sheet as “Assets held for sale.”
The total loss on asset impairments for the six months ending June 30, 2009 is $480,875 and is included in operating expense.
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

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
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
Intangible Assets: Intangible assets consist of loan fees and utility rights. The loan fees are amortized over the term of the loan and utility rights are amortized over 15 years, the anticipated useful life, utilizing the straight-line method. Amortization for the next five years is estimated as follows:

	Loan Fees	Utility Rights	Total
2009	$88,461	$120,174	$208,635
2010	176,923	240,348	417,271
2011	176,923	240,348	417,271
2012	176,923	182,631	359,554
2013	176,923	163,392	340,315
Thereafter	58,975	1,511,427	1,570,402

Total	$855,128	$2,621,712	$3,476,840

Restricted Cash & Cash Equivalents: The Company has a restriction on a specific account with a bank that is restricted in use for the repayment of long-term debt. The balance in this account has been treated as a non-current asset due to this restriction.
Fair Value: The disclosure requirements of SFAS No 157, “Fair Value Measurements,” which took effect on January 1, 2008 are presented in Note 9. On January 1, 2009, the Company implemented the previously deferred provisions of SFAS No 157 for non-financial assets and liabilities recorded at fair value, which had no impact on the Company’s financial statements.
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

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
Environmental Liabilities: The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No expense has been recorded for the period from inception to June 30, 2009.
Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company began operations in April 2009. The Company’s revenues will be derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. We anticipate ethanol sales to average approximately 80% of total revenues, while 20% of revenues are expected to be generated from the sale of distiller grains and other by-products. We expect corn costs to average 75% of cost of goods sold.
The Company’s operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.
The current U.S. recession has reduced the nation’s demand for energy. The recent bankruptcy filing of several of the industry’s producers has resulted in great economic uncertainty about the viability of ethanol. The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates. As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service. In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant. The Company will continue to evaluate crush margins on a regular basis. Based on the Company’s operating plan and the borrowing capacity, management believes it has the capital to meet its obligations throughout the next twelve month period.
Reclassification: Certain items have been reclassified within the financial statements for periods before June 30, 2009. The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the June 30, 2009 financial statements.
Recently Issued Accounting Standards: The FASB has issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We adopted this pronouncement in the first quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our financial position and results of operations.
In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for the Company beginning April 1, 2009. We adopted this pronouncement in the second quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our financial position and results of operations.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”). FSP 115-2/124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. FSP 115-2/124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP 115-2/124-2 also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2/124-2 is effective beginning for the Company beginning April 1, 2009. The Company is still assessing the impact of FSP 115-2/124-2 on its consolidated financial statements. We adopted this pronouncement in the second quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our financial position and results of operations.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for the Company beginning April 1, 2009. The Company is still assessing the impact of FSP 107-1 on its consolidated financial position and results of operations. We adopted this pronouncement in the second quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our financial position and results of operations.
On June 30, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Company’s Consolidated Financial Statements as the Company already followed a similar approach prior to the adoption of this standard (see Note 10).
Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for us for the quarter ending September 30, 2009. We are presently evaluating the impact that the adoption of SFAS 168 will have on the Company’s Consolidated Financial Statements.
New pronouncements issued but not effective until after June 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
2. Inventory
Inventory consisted of the following as of June 30, 2009. There was no inventory as of December 31, 2008.

June 30, 2009

Raw Materials	$3,054,312
Work in Process	937,062
Finished Goods	1,937,478

Totals	$5,928,852

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
The Company received the first advance in September 2008 on the Construction Loan. In October 2008, the Company deposited $10,000,000 in a debt service reserve account with Home Federal as a condition of their loan agreement. As of June 30, 2009, the balance on the Construction Loan was $92,700,705.
Conversion to Term Loan and Term Revolving Loan
Home Federal has agreed to convert up to $74,000,000 of the Construction Loan into a Term Loan. The term loan was converted on July 1, 2009. The Company will make monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later. Beginning in the seventh month after conversion, or on February 1, 2010, equal monthly principal payments in the amount of $616,667 plus accrued interest will be made. All unpaid principal and accrued interest on the term loan that was so converted will be due on the fifth anniversary of such conversion. The Company will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining converted portion will bear interest at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
Under the terms of the Master Loan Agreement and the second supplement thereto, the Company agreed to the terms of a Term Revolving Loan, consisting of a conversion of a maximum amount of $20,000,000 of the Construction Loan into a Term Revolving Loan. Home Federal agreed to make one or more advances under the Term Revolving Loan during the period beginning on the Conversion Date, which was July 1, 2009, and the Maturity Date, which is the fifth anniversary of the Conversion Date. Each advance made under the Revolving Term Loan must be in a minimum amount of $50,000, and advances may be used for project costs and cash and inventory management. Interest on the Revolving Term Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. The Company will be required to make monthly payments of interest until the Maturity Date, which is the fifth anniversary of the Conversion Date, on which date the unpaid principal amount of the Revolving Term Loan will become due and payable.
Revolving Line of Credit Loan
Under the terms of the Master Loan Agreement and the third supplement thereto, the Company agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit. The Revolving Line of Credit Loan will not be available until all conditions precedent to the Revolving Line of Credit Loan are met, including the completion of the Project and either full repayment of the Construction Loan or its conversion into a Term Loan or Revolving Term Loan with Home Federal. The aggregate principal amount of the Revolving Line of Credit Loan may not exceed the lesser of $6,000,000 or the Borrowing Base. The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (iii) 75% of the eligible inventory. Interest on the Revolving Line of Credit Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. If the Company fails to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. Each advance made under the Revolving Line of Credit must be in a minimum amount of $50,000, and advances may be used for general corporate and operating purposes. The Company will be required to make monthly payments of accrued interest until the Revolving Line of Credit Loan expires, on which date the unpaid principal amount will become due and payable. The Revolving Line of Credit Loan expires 364 days after the conversion date which was July 1, 2009.
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
In addition, during the term of the loans, the Company will be subject to certain financial covenants at various times calculated monthly, quarterly or annually. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit the access to the capital resources necessary to continue plant construction or operations. As of June 30, 2009, the Company is in compliance with all covenants.
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
The Company also entered into two unsecured loan agreements with the Iowa Department of Economic Development (IDED); one for a $100,000 loan to be repaid over 60 months starting April 2008 at a 0% interest rate and one for a $100,000 forgivable loan. The forgivable loan is subject to meeting terms of the agreement, such as installation of coal gasification and the fulfillment of Job Obligations. The Company repaid the interest free and forgivable loans in full on April 23, 2009 because the Company did not fulfill the coal gasification requirement of the IDED agreement.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
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
5. Related Party Transactions
The Company has engaged one of its board members as Vice President of Project Development. The Vice President of Project Development will serve as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. Costs incurred for these services were $0 and $20,000 for the three and six months ended June 30, 2009, respectively and none and $20,000 for the same periods of 2008.
The Company purchased corn and materials from members of its Board of Directors that own or manage elevators or are local producers of corn. Purchases during the three and six months ended June 30, 2009 from these companies and individuals totaled approximately $4,097,000 and $4,510,000, respectively. There were no purchases during the same periods of 2008
On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the Agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the Agreement. For the three and six months ending June 30, 2009 the Company incurred net costs of approximately $103,000 and $225,000 related to this agreement. There were no costs for the same periods of 2008 related to this agreement.
6. Commitments, Contingencies and Agreements
On July 18, 2007, the Company entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of a one hundred (100) million gallon per year dry grind ethanol production facility (the “Design-Build Agreement”) on the Company’s plant site located near Lawler, Iowa. Pursuant to the Lump Sum Design-Build Agreement, the effective date is July 6, 2007. Under the Design-Build Agreement, the Company will pay Fagen, Inc. and subsequent change notices the final contract price was approximately $121,707,000. As of June 30, 2009 the Company has spent approximately $121,414,000 for this commitment.
Ethanol, Distiller’s grain, marketing agreements and major customers
The Company has entered into a marketing agreement to sell the entire ethanol produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges. As of June 30, 2009, the Company has commitments to sell approximately 23,000,000 gallons at various fixed and basis price levels indexed against exchanges for delivery through December 2009. Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing gallons in the open market. The Company has not incurred any losses due to non-delivery of product and anticipates that all contracts will be sufficient to cover costs in the future.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
The Company has entered into a marketing agreement to sell the entire distiller grains produced at the plant to a related party who is also a member of the Company. The initial term of the agreement is for one year beginning with the start-up of production in April 2009. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of June 30, 2009, the Company had approximately 29,000 tons of distiller grains commitments for delivery during July 2009 at various fixed prices. Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing tons in the open market. The Company has not incurred any losses due to non-delivery of product.
Approximate sales and marketing fees related to the agreements in place are the same for the three and six month period ending June 30, 2009. There were no sales or marketing fees during 2008.

June 30, 2009
Sales ethanol	$32,814,000
Sales distiller grains	6,993,000

Marketing fees ethanol	261,000
Marketing fees distiller grains	119,000

Amount due from ethanol marketer	4,143,000
Amount due from distiller marketer	1,321,000
On November 29, 2007 the Company was awarded a USDA loan guarantee which is subject to using coal gasification technology. This award will guarantee 60% of a potential $40,000,000 loan through Home Federal Savings Bank. The USDA reserves the right to terminate its commitment if certain conditions set forth in the agreement are not met by November 2009. As of June 30, 2009 the Company had received notification that would allow us to qualify for the guarantee taking into consideration certain efficiencies at the plant without the coal gasification requirement. However, we must meet certain requirements prior to the receipt of the loan guarantee. There is no guarantee we will be able to meet these requirements. This loan is not included in the master loan agreement with Home Federal (see Note 3).
On December 19, 2007, the Iowa Department of Economic Development approved the Company for a package of benefits, provided the Company meets and maintains certain requirements. The package provides for the following benefits: (1) a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program which was paid off during 2009 (see Note 3); (2) a grant of $240,000 under the Revitalize Iowa’s Sound Economy program for the construction of a turning lane off of Iowa Highway 24 to the plant; and (3) the following tax incentives under the High Quality Jobs Program from the state of Iowa:
•
Refund of sales, service or use taxes paid to contractors and subcontractors during construction work (estimated at $1,000,000). As of June 30, 2009 the Company has not filed for any refund of sales or use taxes. Any refunds received in the future will be accounted for as a reduction of construction costs.

•
Investment tax credit (limited to $10,000,000. To be amortized over 5 years). This Iowa tax credit may be claimed for qualifying expenditures, not to exceed $10,000,000, directly related to new jobs created by the start-up, location, expansion or modernization of the company under the program. This credit is to be taken in the year the qualifying asset is placed into service and is amortized over a 5 year period starting with the 2009 tax return. Since the Company is organized as a limited liability company, under state law all earnings and tax credits pass through to the members. The investment tax credit will have no impact on the financial statements.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
•
Local Value-added Property Tax Exemption (estimated at $10,350,000). The Community has approved an exemption from taxation on all or a portion of the value added by improvements to real property directly related to new jobs created by location or expansion of the company and used in the operations of the company. No exemptions have been received as of June 30, 2009. Future exemptions will be account for as a reduction of property tax expense.

On July 7, 2008, the Company entered into an agreement with Iowa, Chicago, & Eastern Railroad for the installation of two new mainline switches and the re-alignment of the main line at a cost of $239,764. As of June 30, 2009, the Company has incurred no costs related to this agreement.
At June 30, 2009, the Company had outstanding commitments for purchases of approximately $16,713,000 of corn, of which approximately $469,000 is with related parties.
The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 year which are anticipated to approximate the following:

2009	$1,894,000
2010	3,787,000
2011	3,787,000
2012	3,787,000
2013	3,787,000
Thereafter	19,884,000

Total anticipated commitments	$37,000,000

7. LEASE OBLIGATIONS
During fiscal year 2009, the Company entered into leases, for rail cars and rail moving equipment with original terms up to 3 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three and six months ending June 30, 2009, was approximately $459,000 and $459,000.
At June 30, 2009 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2009	$942,750
2010	1,063,500
2011	1,063,500
2012	279,000
2013	279,000

Total lease commitments	$3,627,750

8. DERIVATIVE INSTRUMENTS
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

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company’s plant will grind approximately 40 million bushels of corn per year. During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 40% of its anticipated monthly grind. At June 30, 2009, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 5% to 10% of its anticipated monthly grind over the next nine months.
Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements. The fair value of the Company’s open derivative positions are summarized in the following table as of June 30, 2009.

	Balance Sheet	Asset Fair	Liability Fair
	Classification	Value	Value
Derivatives not designated as hedging instruments:
Commodity Contracts	Derivative Instruments	$615,362	$—

The following table represents the amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2009:

	Income Statement	Realized	Unrealized	Total Gain
	Classification	Gain (Loss)	Gain (Loss)	(Loss)
Derivatives not designated as hedging instruments:
• Commodity Contracts for the three month period	Cost of Goods Sold	$941,766	798,424	1,740,190
• Commodity Contracts for the six month period	Cost of Goods Sold	$1,135,112	615,362	1,750,474
9. FAIR VALUE MEASUREMENTS
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

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.
Level 3: Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
A description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2009.
Derivative financial instruments : Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.
Asset held for sale : Assets held for sale is comprised of equipment not used during the construction of the plant and is reported at the fair value utilizing Level 3 inputs. The Company obtains fair value measurements from an independent third party.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Other Assets, assets held for sale	$250,000	$—	$—	$250,000
Asset, derivative financial instruments	615,362	615,362	—	—
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.
The following tables present a reconciliation of all assets and liabilities measured at fair value using significant unobservable inputs (Level 3) during the period ended June 30, 2009.

Assets held
for Sale
Balance January 1, 2009	$—
Transfers in and/or out of Level 3	250,000

Ending balance June 30, 2009	$250,000

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
10. Subsequent Events
During July 2009, the Company entered into an energy management services agreement with US Energy Services, Inc. for assistance with electric energy and natural gas management and procurement. The agreement is on a month to month basis and requirements a monthly fee.
As referenced in Note 3, on July 1, 2009 the construction loan was converted into a $74,000,000 term loan for which interest is due monthly and principal payments of approximately $617,000 will commence in February 2010, a $20,000,000 revolving line of credit for which interest is due monthly and a $6,000,000 seasonal line of credit subject to a borrowing base calculation.
The Company has evaluated subsequent events through August 13, 2009, the date which the financial statements were available to be issued.

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
•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;
•	Changes in our business strategy, capital improvements or development plans;
•	Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grain and other commodities prices;
•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;
•	The results of our hedging transactions and other risk management strategies;
•	Our inelastic demand for corn, as it is the only available feedstock for our plant;
•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;
•	The effects of mergers, bankruptcies or consolidations in the ethanol industry;
•	Changes in the availability of credit to support the level of liquidity necessary for our risk management activities;
•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Difficulties or disruptions we may encounter during the initial operating period at our plant;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel and maintaining labor relations;

•	Our ability to retain adequate administrative and operational personnel;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Fluctuation in U.S. petroleum prices and corresponding oil consumption;

•	Competition in the ethanol industry and from alternative fuel additives;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs; and

•	Changes in the availability and price of corn and natural gas.
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
Overview
Homeland Energy Solutions, LLC (referred to herein as “we,” “us,” the “Company,” “Homeland” or “Homeland Energy”) is an Iowa limited liability company. It was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year natural-gas powered ethanol plant located near Lawler, Iowa. We began producing ethanol and distillers grains at the plant in April 2009. We expect the ethanol plant will process approximately 40 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol and approximately 320,000 tons of distillers grains.
Over the past 12 months we have installed the infrastructure necessary to support plant operations and have begun operations. We have also obtained the permits required to construct and operate the plant. The total project cost was approximately $176,000,000, which included construction of our ethanol plant and start-up of operations. We financed the construction and start-up of the ethanol plant with a combination of equity and debt. We currently employ 38 employees.
Our revenues are derived from the sale of our ethanol and distillers grains. We entered into an Ethanol Marketing Agreement with VBV, LLC (“VBV”), an ethanol marketing company. Pursuant to the agreement, we sell all of our ethanol produced at our plant to VBV, who markets all of the ethanol produced at our plant and is responsible for all transportation of the ethanol including, without limitation, the scheduling of all shipments of ethanol with us. VBV has now merged with Green Plains Renewable Energy, LLC (“GPRE”). GPRE is based in Omaha, Nebraska and operates two ethanol plants in Iowa, one in Indiana and one in Tennessee, and as a result of their merger with GPRE has begun an ethanol marketing and distribution business.
The ethanol sold must meet or exceed the quality specifications set forth in ASTM 4806 for Fuel Grade ethanol or standards promulgated in the industry. Under the Ethanol Marketing Agreement, we provide VBV/GPRE with annual production forecasts and monthly updates, as well as daily plant inventory balances. We are also responsible for compliance with all federal, state and local rules relating to the shipment of ethanol from our plant.
The price per gallon that we receive for our ethanol is based on the contract selling price less all direct costs (on a per gallon basis) incurred by VBV/GPRE in conjunction with the handling, movement and sale of the ethanol. Homeland Energy and VBV/GPRE determine together the estimated monthly net selling price for each gallon sold (the “netback”) (on a per gallon basis) for each month. This price is indexed against energy exchanges. The establishment of the estimated monthly netback is on the first business day of the month with the intention being to establish the estimated monthly netback to be within $.05 of the final actual netback (on a per gallon basis) for the month. In addition, we pay VBV/GPRE a commission for each gallon of ethanol sold under the Ethanol Marketing Agreement. As of June 30, 2009, we have commitments to sell approximately 23,000,000 gallons at various fixed and basis price levels indexed against energy exchanges, for delivery through December 2009. If we are not able to meet delivery on these gallons in the future, we will be responsible for purchasing gallons in the open market. The Company has not incurred any losses due to non-delivery of product and anticipates that all contracts will be sufficient to cover costs in the future.
We have also entered into a Distiller’s Grains Marketing Agreement with CHS, Inc. (“CHS”), wherein CHS purchases the distillers grains produced at our plant. The initial term of the agreement will be for one year, beginning with start-up of operations and production at the plant. After the initial one-year term, it will be automatically renewed for successive one year terms unless either we or CHS give 120 day prior written notice before the current term expires.

A Party is considered in default of the agreement with CHS upon any of the following events: (a) failure of either party to make payment to the other when due; (b) default by either party in the performance of the their respective obligations; and (c) upon the insolvency of either CHS or Homeland Energy or upon the assignment to creditors in connection with bankruptcy. If an event of default occurs, the parties will have certain remedies available to them in addition to any remedy at law, such as all amounts owed being immediately payable or immediate termination of the DG Marketing Agreement.
CHS pays us 98% of the actual sale price, which is based on prevailing market conditions, received by CHS from its customers, less all of the customary freight costs incurred by CHS in delivering the distillers grains to the customer. CHS retains the balance of the FOB plant price received by CHS from its customers as its fee for services provided under this agreement.
Under our ethanol and distillers grain marketing agreements, revenue is recognized at the gross price received. Marketing fees and rail fees are included in costs of goods sold.
Since we only recently became operational, we do not have comparable income, production and sales data for the three and six months ended June 30, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison, it is important that you keep this in mind. We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our credit facilities.
Results of Operations for the Three Months Ended June 30, 2009
During our fiscal quarter ended June 30, 2009, we transitioned from a development stage company to an operational company. The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2009. Because we did not begin operations of the plant until April 2009, we do not have comparable data for the three months ended June 30, 2008.

	Quarter Ended
	June 30, 2009
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$39,562,718	100.00%

Cost of Goods Sold	$38,133,578	96.39%

Gross Profit (Loss)	$1,429,140	3.61%

Operating Expenses	$150,199	0.38%

Operating Income (Loss)	$1,278,941	3.23%

Other Income (Expense)	$(232.607)	(0.59)%

Net Income (Loss)	$1,046,334	2.64%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. For the three months ended June 30, 2009, we received approximately 83% of our revenue from the sale of fuel ethanol and approximately 17% of our revenue from the sale of distillers grains. In part due to a small seasonal increase in the demand for gasoline and ethanol during these summer months, the plant operated with a profit during the three months ended June 30, 2009. However, management anticipates that the price of gasoline and ethanol will remain low into the near term, especially as a result of a weakened world economy. In addition, management believes that there is currently a surplus of ethanol production capacity in the United States, which has resulted in several ethanol plants decreasing production or halting operations altogether. According to the Renewable Fuels Association, as of July 14, 2009, there were 180 ethanol plants nationwide with the capacity to produce approximately 12.7 billion gallons of ethanol annually. According to the Renewable Fuels Association, of the total 12.7 billion gallons of total ethanol production capacity, approximately 1.7 billion gallons is not currently operating. An additional 17 plants are currently under construction or expansion, which may add an estimated 1.8 billion gallons of annual ethanol production capacity when they are completed. However, management believes that of the 17 plants under construction, only a few have substantial construction progress being made on them.
The economic downturn impacted our business as we completed construction, as we had to ensure that our construction costs remained within budget due to the tight credit market for additional funding. In addition, now that we have transitioned to operations, we must continually monitor the profit margins for our ethanol to determine whether production at full capacity is feasible given those margins. Due to the overcapacity in the ethanol market and tight operating margins, management cautions that the ethanol plant may not operate profitably in the next fiscal quarter. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. According to the Energy Information Administration, 2008 ethanol demand was 9.5 billion gallons which is significantly less than the current production capacity of the ethanol industry. Pursuant to the National Renewable Fuels Standard, renewable fuels must be blended into 11.1 billion gallons of fuel in 2009, however, corn based ethanol can only account for 10.5 billion gallons of the RFS. Therefore, management anticipates that corn ethanol demand will be capped at approximately 10.5 billion gallons for 2009. In previous years, more ethanol was blended than was required by the RFS as a result of the price of ethanol being more favorable than the price of gasoline. The ethanol industry must increase demand for ethanol in order to support current ethanol prices and maintain profitability in the industry.
Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blending wall in 2009 or 2010. The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022. In order to meet the RFS mandate and expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase. Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand.
Finally, we anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and therefore we expect lower distillers grains prices in the near term. The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current distillers grains prices. Management anticipates stronger ethanol demand and higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol.

Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 96.39% for the three months ended June 30, 2009. Our two primary costs of producing ethanol and distillers grains are corn costs and energy costs (natural gas and electricity). The cost of corn is the highest input to the plant and uncertainties regarding the cost and supply of corn dramatically affect our expected input cost. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect that the global economic slowdown will reduce demand for corn and may lead to larger than expected ending stocks of corn. We anticipate that this may reduce corn prices during the end of the current marketing year. However, a substantial hail storm recently damaged approximately 30,000 acres of corn and soybeans near the plant. Thus, corn availability from the immediate area of the plant may be tight over the next year.
In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened two commodities trading accounts with ADM Investor Services, Inc. (“ADMIS”). In addition, we have hired a commodities manager to manage our corn procurement activities. This activity is intended to fix the purchase price of our anticipated requirements of corn in production activities. ADMIS serves as our broker for the purchase and sale of commodity futures contracts for corn, and will enter into transactions and exercise commodity options for our account in accordance with our written or oral instructions. We are required to maintain adequate margins in our accounts, and if we do not maintain adequate margins, ADMIS may close out on any of our positions or transfer funds from other accounts of ours to cover the margin. In addition, if we are unable to deliver any security or commodity bought or sold, ADMIS has authority to borrow or buy any security, commodity or other property to meet the delivery requirement.
The effectiveness of our strategies through our commodities accounts is dependent upon the cost of corn and our ability to sell sufficient products to use all of the corn for which we have futures contracts. There is no assurance that our activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn prices. However, for the period ended June 30, 2009, we experienced an approximate $1,750,000 realized and unrealized gain related to our corn and natural gas derivative instruments which decreased our costs of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. Our plant will grind approximately 40 million bushels of corn per year. During the previous period and over the next 12 months, we have hedged and anticipate hedging between 5% and 40% of our anticipated monthly grind. At June 30, 2009, we had hedged portions of our anticipated monthly purchases for corn averaging approximately 5% to 10% of our anticipated monthly grind over the next nine months. Approximately $500,000 of the forward corn purchases were with a related party. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline has been constructed to service our plant. We entered into an agreement with Northern Natural Gas in April 2008 for connection to its interstate pipeline and for transportation services for our natural gas supply.
We retained Cornerstone Energy, LLC d/b/a/ Constellation NewEnergy — Gas Division CEI, LLC (“Cornerstone”) for construction of our natural gas pipeline and for procurement of natural gas. The contract price of the natural gas has not been set, but will be based on current market prices for natural gas plus a likely surcharge per MMBtu. We estimate that our cost for natural gas will be approximately $3.50 — $4.00 per MMBtu, but this is an estimate only and our costs will be subject to market fluctuations.
On July 10, 2009, we entered into an Energy Management Services Agreement with U.S. Energy Services, Inc. (U.S. Energy) for assistance with electric energy and natural gas management and procurement. U.S. Energy’s responsibilities will include administration of Homeland’s gas supply contracts, nomination, scheduling and other logistical issues such as storage and transportation, negotiation and delivery. Homeland will work with U.S. Energy to provide estimated usage volumes on a monthly basis. In exchange for these management services, Homeland will pay a monthly service fee, as well as pre-approved expenses in connection with the services. The agreement for these services will continue on a month to month basis.
Homeland and U.S. Energy have also entered into a Base Agreement (Exhibit B to the Energy Management Services Agreement) for any purchase or sale of natural gas from U.S. Energy, should Homeland elect to do so. If Homeland elects to purchase natural gas from U.S. Energy, the terms of the Base Agreement shall apply to any such sales. The terms of the Base Agreement shall also apply to any sales to U.S. Energy of excess natural gas purchased by Homeland from any supplier. Any purchases or sales of natural gas under the Base Agreement will generally be evidenced by separate transaction confirmation documents and the price will be separately negotiated for each purchase and sale. For any sales or purchases under the Base Agreement for which no transaction documents were executed, the purchase price will be based on the market index price commensurate with the transaction term and delivery point or as mutually agreed by Homeland and U.S. Energy. The Base Agreement may be terminated by either party upon sixty (60) days prior written notice.

For our electricity supply, we entered into an Electrical Services Agreement with Hawkeye Tri-County Electric Cooperative d/b/a Hawkeye REC (“Hawkeye”), on March 6, 2009 for our electricity needs. Pursuant to the agreement, Hawkeye will provide electric power and energy to our plant, and has installed the electrical facilities necessary to deliver all of the electric power and energy required to operate Homeland Energy’s ethanol plant.
The agreement with Hawkeye will remain in effect for ten years from the date Homeland Energy began processing ethanol at the plant, and will terminate on the tenth anniversary of that date. Homeland Energy may continue to receive the service following expiration of the ten-year term for a minimum of two years. Either party will then have the right to terminate the agreement upon giving six (6) months’ written notice of its intention to terminate.
Operating Expense
Our operating expenses as a percentage of revenues were 0.38% for our quarter ended June 30, 2009, which is lower than the expenses as of our quarter ended March 31, 2009, due to the costs associated with impairment of the air stack assets and assets related to coal gasification, which occurred during our quarter ended March 31, 2009. We expect our operating expenses to level out and be more consistent as the plant is operational for a longer period of time. Operating expenses include salaries and benefits of the employees under the Management Services Agreement with Golden Grain Energy, LLC, as well as additional employees not subject to the agreement, insurance, taxes, professional fees and other general administrative costs. We currently have nine employees subject to the Management Services Agreement with Golden Grain, and we estimate that our costs per year related to salaries and benefits for those shared employees are approximately $430,000 per year. The increase in operating expenses for the quarter ended June 30, 2009, compared to the same period for June 30, 2008, was primarily due to the increased number of employees due to start-up of operations, which increased costs in salaries, insurance, professional fees, and other general administrative costs due to the plant being under full-time production. We do not expect that these expenses will vary with the level of production at the plant.
Operating Income (Loss)
Our income from operations for the three months ended June 30, 2009 was approximately 3.23% of our revenues. Our operating income for the three month period ended June 30, 2009 was primarily the result of the price at which we sold our products exceeding our costs of good sold and operating expenses. Our decrease in income from interest for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, was due to the decrease in our equity cash proceeds as we continued to utilize those funds for the construction of the plant. We also experienced grant income of $300,000 for the Value-Added Producer Grant we received from the USDA in June, 2009. See “Liquidity and Capital Resources — Project Capitalization” below for more details on this grant.
Changes in Financial Condition for the Six Months Ended June 30, 2009
We experienced an increase in our current assets at June 30, 2009 compared to our fiscal year ended December 31, 2008. We had approximately $5,800,000 more cash on hand at June 30, 2009 compared to December 31, 2008, and an increase of approximately $5,900,000 in the value of our inventory at June 30, 2009 compared to December 31, 2008, primarily as a result of the commencement of operations at our plant. Additionally, at June 30, 2009 we had a gain on our risk management accounts of approximately $615,000 compared to no gain on the accounts at December 31, 2008. We experienced a decrease in our total current liabilities on June 30, 2009 compared to December 31, 2008 due primarily from a decrease in retainage payable offset but an increase in current maturities of long term debt. Due to the increase in our current assets at June 30, 2009 and the decrease in our current liabilities at June 30, 2009, we expect that we have sufficient working capital to meet our obligations and maintain compliance with our debt covenants as they come due through December 2009.

Our net property and equipment was higher at June 30, 2009 compared to December 31, 2008 as a result of the net effect of significant increases in the asset due to completion of the plant. The value of our land and land improvements and property and equipment can be offset by our construction in process decreasing from approximately $136,000,000 at December 31, 2008 to approximately $8,000 at June 30, 2009.
We experienced an increase in our long-term liabilities as of June 30, 2009 compared to December 31, 2008. At June 30, 2009, we had approximately $89,000,000 outstanding in the form of long-term loans, compared to approximately $51,600,000 at December 31, 2008. This increase is attributed to cash we utilized from our long-term loans to complete the construction of our facility and commence operations. In addition, compared to our quarter ended March 31, 2009, we had a decrease in our current liabilities, due to the payment of accounts and retainage payable with funds from our long-term debt, which also contributed to the increase in our long-term liabilities as of June 30, 2009.
Liquidity and Capital Resources
We have completed approximately four months of operations as of the filing of this report, and are currently operating at full capacity. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and from our operations to continue to operate the ethanol plant at full capacity for the next 12 months. The relative price levels of corn, ethanol and distillers grains have resulted in tight operating margins and a small income margin for us in our first quarter of operations. We anticipate that we may continue to endure tight operating margins for the remaining quarters of our 2009 fiscal year. In addition, a substantial hail storm recently damaged approximately 30,000 acres of corn and soybeans near the plant. Thus, corn availability from the immediate area of the plant may be tight over the next year. If the Company suffers substantial losses, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations.
The following table shows cash flows for the six months ended June 30, 2009:

Six Months Ended
June 30, 2009
Net cash (used in) operating activities	$(9,419,272)
Net cash (used in) investing activities	$(25,819,970)
Net cash provided by financing activities	$41,043,898

Net increase in cash	$5,804,656
Cash and cash equivalents, end of period	$5,849,255
Operating Cash Flows. Cash used in operating activities was approximately $9,400,000 for the six months ended June 30, 2009. This was primarily from the increase in both accounts receivables and inventory offset by depreciation and amortization expense for the six months ended June 30, 2009.
Investing Cash Flows. Cash used in investing activities was approximately $25,800,000 for the six months ended June 30, 2009. These funds were used for capital expenditures and payments for construction in process.
Financing Cash Flows. Cash provided by financing activities was approximately $41,000,000 from construction loan proceeds for the six months ended June 30, 2009.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of August 1, 2009; we expect operations to generate adequate cash flows to maintain operations and meet our obligations for the next 12 months following our quarter ended June 30, 2009. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.

Project Capitalization
We financed the development and construction of our ethanol plant with both equity and debt financing. We have issued 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We have also issued 88,595 units in our SEC registered offering for an aggregate amount of $88,595,000 in offering proceeds.
On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility for the construction of our plant. The Master Loan Agreement provides for (i) a Construction Loan in an amount not to exceed $94,000,000; and (ii) a Revolving Line of Credit Loan in an amount not to exceed $6,000,000 (the foregoing collectively referred to as the “Loans”). Our loan obligations are secured by all of our real and personal property, and we have also assigned all rents and leases of our property to Home Federal. Interest on the Construction Loan will accrue at a rate equal to the LIBOR rate plus 350 basis points. Interest on the Revolving Line of Credit Loan will accrue at a rate equal to the LIBOR rate plus 325 basis points. As of June 30, 2009, we had approximately $92,700,000 outstanding on our Construction Loan.
Subsequent to our quarter ended June 30, 2009, our Construction Loan was converted into the following three loans:
1.	A $74,000,000 term loan, for which interest is currently due each month, and we must begin making principal payments of approximately $617,000 per month in February 2010;
2.	A $20,000,000 term revolving loan, for which interest is due monthly; and
3.	A $6,000,000 seasonal line of credit, which is subject to a monthly borrowing base.
The Company will make monthly payments of accrued interest on the term loan from the date of conversion until seven months after the date of conversion. Beginning in the seventh month after conversion, or on February 1, 2010, equal monthly principal payments in the amount of approximately $617,000 plus accrued interest will be made. All unpaid principal and accrued interest on the term loan that was so converted will be due on the fifth anniversary of such conversion. We will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining converted portion will bear interest at a rate equal to the LIBOR Rate plus 325 basis points. If we fail to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.
Under the terms of the Master Loan Agreement and the second supplement thereto, we agreed to the terms of a term revolving loan, consisting of a conversion of a maximum amount of $20,000,000 of the Construction Loan into a term revolving loan. Home Federal agreed to make one or more advances under this loan between the Conversion Date, which was July 1, 2009, and the Maturity Date, which is the fifth anniversary of the Conversion Date. Each advance made under the term revolving loan must be in a minimum amount of $50,000, and advances may be used for project costs and cash and inventory management. Interest on the Revolving Term Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. If we fail to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. We will be required to make monthly payments of interest until the Maturity Date, which is the fifth anniversary of the Conversion Date (July 1, 2009), on which date the unpaid principal amount of the Revolving Term Loan will become due and payable.
The aggregate principal amount of the seasonal line of credit may not exceed the lesser of $6,000,000 or the Borrowing Base. The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (iii) 75% of the eligible inventory. Interest on the seasonal line of credit shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. If we fail to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. Each advance made under this loan must be in a minimum amount of $50,000, and advances may be used for general corporate and operating purposes. We will be required to make monthly payments of accrued interest until the seasonal line of credit, on which date the unpaid principal amount will become due and payable. The expiration date is 364 days after the Conversion Date, which was July 1, 2009.

In connection with the Master Loan Agreement and all supplements thereto, we executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. We are also required to maintain a debt service reserve account of $10,000,000, for use by Home Federal for repayment of the loans in their sole discretion. Should Home Federal apply any of the funds in this account, we are required to replenish the account to $10,000,000. Once we achieve and maintain tangible net worth of 65% and are in compliance with all other covenants, the debt service fund will be released to us and we will no longer be required to replenish the account. Tangible net worth is calculated as the excess total assets, including the debt reserve account, (with certain exclusions, such as goodwill) over total liabilities (except subordinated debt). It is difficult to predict when and if we will achieve tangible net worth of 65%, given the current market conditions. In addition, we assigned all rents and leases to our property in favor of Home Federal. As additional security for the performance of the obligations under the Master Loan Agreement and its supplements, a security interest was granted in the government permits for the construction of the project and all reserves, deferred payments, deposits, refunds, cost savings and payments of any kind relating to the construction of the project. If we attempt to change any plans and specifications for the project from those that were approved by Home Federal that might adversely affect the value of Home Federal’s security interest and have a cost of $25,000 or greater, we must obtain Home Federal’s prior approval.
In addition, during the term of the loans, we will be subject to certain financial covenants at various times, which are calculated monthly, quarterly or annually. We were not subject to any loan covenants as of or prior to our quarter ended June 30, 2009. However, subsequent to our quarter ended June 30, 2009, our construction loan converted into the loans described above. As a prerequisite to conversion, we were required to certify that we had working capital of at least $10,000,000 as of May 1, 2009. Our certification showed that we had working capital of $20,970,603. We will be required to have working capital of at least $12,000,000 by May 1, 2010 and annually thereafter. In addition, we were required to certify that we had tangible net worth of $87,000,000 as of May 1, 2009. Our certification showed that we had a tangible net worth of $88,539,073 as of May 1, 2009. Our tangible net worth requirement increases to $90,000,000 by December 31, 2009, and increases by $5,000,000 annually until we are required to meet $105,000,000 by December 31, 2012, and annually thereafter. As of the date of this report, we expect that we will meet these financial covenants as well as additional covenants as they become due under the Master Loan Agreement and the supplements thereto. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit the access to the capital resources necessary to continue plant construction or operations.
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
We were not subject to loan covenants though our quarter ended June 30, 2009. However, the covenants listed above were triggered upon conversion of our loans on July 1, 2009. As of the date of this report, we are in compliance with all of our loan covenants with Home Federal. We anticipate that we will be in compliance with our loan covenants for the remaining quarters of our 2009 fiscal year, and we will work with our lenders to try ensure that the agreements and terms of the loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments. Because it is unclear what the market will do, there is uncertainty about our ability to meet our liquidity needs and comply with our financial covenants and other terms of our loan agreements. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.

In addition to our equity and debt financing we have applied for and received various grants. We applied for a working capital Value-Added Producer Grant (“VAPG”) from the USDA, and proposed a $625,000 working capital total project amount. Under the VAPG program, the USDA can provide up to 50% of the total project amount (in our case, $625,000) in the form of a grant. In June 2009, we were awarded a $300,000 grant under this program. We will be required to utilize the funds, as well as the $325,000 in matching funds, for corn, yeast, enzymes and processing chemical purchases.
On December 19, 2007, the Iowa Department of Economic Development approved us for a package of benefits, including a grant of $240,000 for the construction of a turning lane off of Iowa Highway 24 to the plant as well as a package of tax benefits under the High Quality Jobs Program from the State of Iowa. Such tax benefits include a refund of sales, service and use taxes paid to contractors during the construction phase, an investment tax credit of up to $10,000,000 for qualified expenditures directly related to new jobs created, and a property tax exemption for a portion of the value added by improvements to real property directly related to new jobs created by the plant (estimated at $10,350,000). In order to receive these benefits, we will be required to meet certain requirements by 2012, such as the creation of 40 full-time employee positions meeting certain minimum wage and benefit criteria and these jobs must be maintained for at least two years following their creation. Currently, we have 38 employees and expect to meet the minimum job requirement by 2012. However, in the event that we do not meet the minimum jobs requirement, the IDED may elect to allow the repayment on a pro rata basis, based on the number of jobs attained compared to the number of jobs pledged. In addition, we may be ineligible for some or all of the benefits listed above if our project does not meet a minimum investment amount, which was based on a budget for the plant that included a coal gasification energy center. The minimum investment amount is a measure of the value of Homeland’s investment in land, improvements, buildings and structures, long-term lease costs, and/or depreciable assets. We intend to seek an amendment with IDED prior to this condition becoming due if it becomes apparent that we will not meet this requirement. While we expect that IDED will entertain an amendment, they could reduce or eliminate our benefits, which may require us to repay the local taxing authority and the Iowa Department of Revenue all or a portion of any incentives received, which would have a negative impact on our profitability.
We have also received approval for a $40,000,000 loan guarantee from the United States Department of Agriculture (“USDA”) under the Rural Energy Program based on some unique efficiencies at our plant. If received, the loan guarantee would apply to our current loans with Home Federal. However, we must meet certain conditions prior to receipt of the loan guarantee, and we are currently evaluating whether we will be able to meet those conditions. There is no assurance that we will be able to meet the conditions in order to receive the loan guarantee. The approval for the conditional guarantee will expire on November 29, 2009.
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
Revenue from the sale of our products is recognized at the time title to the goods and all risks of ownership transfer to the customers. This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred in the sale of ethanol and distiller grains are not specifically identifiable and as a result, revenue from the sale of ethanol and distiller grains is recorded based on the net selling price reported to us from the marketer.
In accordance with Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
We impaired an asset associated with the coal gasification project by $230,875 due to the long term nature and uncertainty of the project. The estimated fair market value of this asset is $230,875, for which we intend to depreciate over the life of the plant, and is listed on the Balance Sheet as “Equipment”. We entered into a change order during the original construction of the plant to change the design from one large thermal oxidizer stack to two smaller thermal oxidizer stacks. The unused larger stack was deemed impaired by approximately $250,000 due to construction materials used to make the stack dropped in value. The estimated fair market value of this asset is $250,000, for which management intends to sell on the open market, and is listed on the Balance Sheet as “Assets held for sale.” The total loss on asset impairments for the period ending June 30, 2009 is $480,875 and is included in operating expense.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Walter W. Wendland, and our Principal Financial and Accounting Officer, Christine A. Marchand. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This is because the weaknesses that were identified as of the end of our fiscal year ended December 31, 2008, will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We identified deficiencies as of the end of our fiscal year on December 31, 2008, that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” Specifically, the following deficiencies in our internal controls, which adversely affected our disclosure controls, were discovered as of the end of our fiscal year on December 31, 2008:
• Policies and Procedures for the Financial Close and Reporting Process — There were no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
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
• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacked the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
• Segregation of Duties — Management identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
Since identifying these material weaknesses as of our fiscal year ended December 31, 2008, Homeland Energy continues to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by qualified accounting personnel. In addition, Homeland Energy will enhance and test our year-end financial close process for our fiscal year ended December 31, 2009 and thereafter. Additionally, Homeland Energy’s audit committee will increase its review of our disclosure controls and procedures. Finally, we have designated individuals responsible for identifying reportable developments. We believe these actions, after functioning properly for a sufficient amount of time, will remediate the material weakness by focusing additional attention and resources in our internal accounting functions.

Changes in Internal Controls
During our quarters ended March 31, 2009 and June 30, 2009, we have enhanced our month and quarter end financial close process. Additionally, our audit committee has enhanced its review of our disclosure controls and procedures. Under the Management Services Agreement with Golden Grain Energy, LLC, we now have a Chief Financial Officer with the requisite knowledge and expertise to oversee the financial reporting process. On January 1, 2009, we implemented new accounting software capable of providing high quality financial statements and capable of providing the appropriate level of security for the information. We have also developed and implemented policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
Item 1A. Risk Factors.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.1	U.S. Energy Agreement Dated July 10, 2009.	*+

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC
Date: August 14, 2009	/s/ Walter Wendland
Walter Wendland
Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2009	/s/ Christine A. Marchand
Christine A. Marchand
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	U.S. Energy Agreement Dated July 10, 2009.

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350