Form 10-Q
period 2009-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2009-11-12
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended September 30, 2009
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
(563) 238-5555
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of November 1, 2009, there were 91,445 units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Homeland Energy Solutions, LLC
Balance Sheets
September 30, 2009 and December 31, 2008

	9/30/2009	12/31/2008
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$44,599
Accounts receivable	5,309,399	—
Inventory	6,156,291	—
Due from broker	900,532	—
Prepaid and other	1,411,152	115,867

Total current assets	13,777,374	160,466

PROPERTY AND EQUIPMENT
Land and improvements	22,437,848	3,705,585
Buildings	4,859,131	—
Equipment	129,595,163	58,963
Construction in progress	411,117	136,065,515

	157,303,259	139,830,063
Less accumulated depreciation	5,783,987	7,886

Total property and equipment	151,519,272	139,822,177

OTHER ASSETS
Loan fees, net of amortization 2009 $362,074; 2008 $229,382	810,898	943,590
Restricted cash	10,215,033	10,044,677
Assets held for sale	250,000	—
Utility rights, net of amortization 2009 $78,672; 2008 $0	2,639,496	2,085,708

Total other assets	13,915,427	13,073,975

TOTAL ASSETS	$179,212,073	$153,056,618

	9/30/2009	12/31/2008

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$1,540,162	$—
Accounts payable	2,034,414	2,877,051
Derivative instruments	450,670	—
Retainage payable	607,856	6,532,576
Interest payable	234,562	—
Property tax payable	41,852	6,424
Payroll payable	140,676	20,870
Current maturities of long term liabilities	4,933,336	20,000

Total current liabilities	9,983,528	9,456,921

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	73,128,527	51,636,807

MEMBERS’ EQUITY
Capital units, less syndication costs	89,572,744	89,572,744
Retained earnings	6,527,274	2,390,146

Total members’ equity	96,100,018	91,962,890

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$179,212,073	$153,056,618

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended 9/30/09	Ended 9/30/08	Ended 9/30/09	Ended 9/30/08

REVENUE, NET OF SHIPPING COSTS	$52,934,845	$—	$92,497,563	$—

COSTS OF GOODS SOLD	47,307,748	—	85,441,326	—

GROSS PROFIT	5,627,097	—	7,056,237	—

OPERATING EXPENSES
Start-up costs	—	—	70,733	—
Asset impairment	—	—	480,875	—
Professional expenses	181,618	77,777	384,315	233,020
Filings fees/permits	14,853	—	22,528	—
Insurance	106,828	—	228,028	—
Office expense	25,986	1,530	69,392	6,965
Depreciation	15,370	949	30,707	2,848
Amortization	107,004	—	197,115	—
Rent	—	2,470	—	5,105
Utilities & communication expense	9,900	898	27,467	4,607
Wages & benefits	129,749	10,733	432,023	32,285
Miscellaneous expense	93,970	5,970	108,831	16,249

TOTAL OPERATING EXPENSES	685,278	100,327	2,052,014	301,079

OPERATING INCOME (LOSS)	4,941,819	(100,327)	5,004,223	(301,079)

OTHER INCOME (EXPENSE)
Interest expense	(758,055)	—	(1,352,253)	—
Interest income	46,009	22,156	185,157	536,962
Grant income	—	—	300,000	—

	(712,046)	22,156	(867,096)	536,962

Net income (loss)	$4,229,773	$(78,171)	$4,137,127	$235,883

Basic & diluted net income (loss) per capital unit	$46.25	$(0.85)	$45.24	$2.58

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	91,445	91,445	91,445	91,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,137,127	$235,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,972,682	2,848
Unrealized loss (gain) on risk management activities	450,670	—
Asset impairment	480,875	—
Increase in restricted cash	(170,356)	—
Change in working capital components:
(Increase) decrease in accounts receivable	(5,309,399)	—
(Increase) decrease in inventory	(6,156,291)	—
(Increase) decrease in cash due to (from) broker	(900,532)	—
(Increase) decrease in prepaid expenses	(1,295,285)	—
Increase (decrease) in accounts payable	1,524,572	(179,665)
Increase (decrease) in other current liabilities	389,796	(179,629)

Net cash (used in) operating activities	(876,141)	(120,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(26,633,118)	(66,259,787)
Payments for other assets	(480,558)	—
Purchase of land & land options	—	(24,374)

Net cash (used in) investing activities	(27,113,676)	(66,284,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	1,540,162	3,250
Proceeds from long-term borrowing	26,592,850	8,925,248
Payments on long-term borrowing	(187,794)	(10,000)
Payments for rejected subscriptions	—	(7,500,000)

Net cash provided by (used in) financing activities	27,945,218	1,418,498

Net (decrease) in cash	$(44,599)	$(64,986,226)

CASH AND CASH EQUIVALENTS
Beginning	44,599	64,986,226

Ending	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,933,918	$217,164

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	$50,350	$15,185,160
Retainage payable related to construction in progress	607,856	6,379,337
Interest capitalized	817,183	38,586
Insurance costs capitalized	83,423	216,590
Loan fee amortization capitalized	58,974	132,692
See Notes to Unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
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
Nature of business: Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 110 million gallon ethanol plant with distribution throughout the United States. In addition, the company produces and sells distillers dried grains as byproducts of ethanol production. Site preparation was completed and construction began in November 2007. Prior to commencing operations on April 4, 2009, the Company was a development stage entity with its efforts being principally devoted to organizational activities and construction activities. The Company sells its production of ethanol and distiller grains primarily in the continental United States.
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
Accounts Receivable: Account receivables are recorded at their estimated net realizable value, net of an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are charged against the allowance. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.
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
September 30, 2009
Inventories: Inventories are generally valued at the lower of cost (first-in, first-out) or market. In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.
Property and Equipment: The Company incurred site selection and plan development costs on the proposed site that were capitalized. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation over estimated useful lives as follows. There is no comparison to December 31, 2009 due to the vast majority of assets being classified as construction in process as of that date.

	Estimated Useful		Net Book
	Life in Years	Cost	Value
Land & Improvements
Land	n/a	$4,772,882	4,772,882
Road Infrastructure	20	13,675,600	13,334,515
General Sitework	40	3,989,366	3,939,499
Buildings
Grain Handling Buildings	10-15	1,492,682	1,441,832
Process Buildings	20	317,122	309,194
Administrative Buildings	40	3,049,327	3,011,210
Equipment
Mechanical Equipment	15-20	121,904,632	116,734,073
Rail Handling Equipment	40	7,194,277	7,105,847
Administrative & Maintenance Equipment	5-15	496,254	459,103

Total		$156,892,142	151,108,155

Land improvements relate to two general categories: road infrastructure and general sitework. Road infrastructure relates to the excavating and paving of surface roads and the sitework includes such things as the well system and earthmoving. Buildings relate to three general categories: grain handling, process and administrative buildings. Equipment relates to three general categories: mechanical equipment, rail handling equipment and administrative and maintenance equipment. Mechanical equipment generally relates to equipment for handling inventories and the production of ethanol and related products, including such things as boilers, cooling towers, grain bins, centrifuges, conveyors, fermentation tanks, pumps and drying equipment. Rail handling equipment relates to railroad track. Administrative and maintenance equipment includes vehicles, computer systems, security equipment, testing devices and shop equipment.
Long-Lived Assets: The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
The Company impaired an asset associated with the coal gasification project by $230,875 due to the long term nature and uncertainty of the project. The remaining $230,875 has been capitalized as part of the plant’s infrastructure as these costs relate to the design of the Company’s rail system and engineering expenses that are currently in use at the plant and are not specifically related to the coal gasification project. The remaining $230,875 is being amortized over the estimated useful life of the asset.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
The Company entered into a change order during the original construction of the plant to change the design from one large thermal oxidizer stack to two smaller thermal oxidizer stacks. The unused larger stack was deemed impaired by approximately $250,000 due to a drop in value of the construction materials used to make the stack. The estimated fair market value of this asset is $250,000, for which management intends to sell on the open market should another ethanol plant under construction require the same materials, and is listed on the Balance Sheet as “Assets held for sale.”
The total loss on asset impairments for the nine months ending September 30, 2009 is $480,875 and is included in operating expense.
Derivative Instruments: The Company evaluates its contracts to determine whether the contracts are derivative instruments. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.
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
Intangible Assets: Intangible assets consist of loan fees and utility rights. Utility rights consist of payments to electric and natural gas companies for construction in aid of electric and gas lines to the facility but the Company retains no ownership rights to the assets. The loan fees are amortized over the term of the loan and utility rights are amortized over 15 years or the anticipated useful life utilizing the straight-line method. The useful life was determined in part by the length of service agreements the Company has with the utility companies as well as normal usage of such infrastructure. Amortization for the next five years is estimated as follows:

	Loan Fees	Utility Rights	Total
2009	$176,923	245,724	422,647
2010	176,923	245,724	422,647
2011	176,923	207,252	384,175
2012	176,923	168,768	345,691
2013	103,206	168,768	271,974
Thereafter	—	1,603,260	1,603,260

Total	$810,898	2,639,496	3,450,394

Restricted Cash: The Company has a restriction on a specific account with a bank that is restricted in use for the repayment of long-term debt. The balance in this account has been treated as a non-current asset due to this restriction.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
Fair Value: On January 1, 2009, the Company implemented the previously deferred provisions of SFAS No 157 “Fair Value Measurements” for non-financial assets and liabilities recorded at fair value, which had no impact on the Company’s financial statements and is presented in Note 9.
Grant Income: Revenue for grants awarded to the Company is recognized upon meeting the requirements set forth in the grant documents.
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
Environmental Liabilities: The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No expense has been recorded for the period from inception to September 30, 2009.
Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company began operations in April 2009. The Company’s revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 85% of total revenues, while 15% of revenues are generated from the sale of distiller grains and other by-products. Corn costs average 80% of cost of revenues.
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
The current U.S. economic condition has reduced the nation’s demand for energy. The bankruptcy filing of several of the industry’s producers since 2008 has resulted in great economic uncertainty about the viability of ethanol. The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates. As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service. In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant. The Company will continue to evaluate crush margins on a regular basis. Based on the Company’s operating plan and the borrowing capacity, management believes it has the capital to meet its obligations for the twelve months following the quarter ended September 30, 2009.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
Reclassification: Certain items have been reclassified within the financial statements for periods before September 30, 2009. The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the September 30, 2009 financial statements.
Recently Issued Accounting Standards: Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168, as codified in FASB ASC Topic 105, replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. We adopted this pronouncement in the third quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our financial position and results of operations.
In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt this guidance in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this guidance may have on its financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value (ASU 2009-05). The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after August 2009. The Company adopted this statement for the quarter ended September 30, 2009. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.
New pronouncements issued but not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
2. Inventory
Inventory consisted of the following as of September 30, 2009. There was no inventory as of December 31, 2008.

September 30, 2009
Raw Materials	$2,877,045
Work in Process	1,139,552
Finished Goods	2,139,694

Totals	$6,156,291

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
3. Debt
Master Loan Agreement with Home Federal Savings Bank
On November 30, 2007, the Company entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility with Home Federal for the construction of a 100 million gallon per year natural gas powered dry mill ethanol plant. In return, the Company executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. The Master Loan Agreement provides for (i) a construction loan in an amount not to exceed $94,000,000 (of which up to $20,000,000 may be converted to a term revolving loan upon start-up of operations), and (ii) a revolving line of credit loan in an amount not to exceed $6,000,000 (the foregoing collectively referred to as the “Loans”).
On July 1, 2009 the Company converted the $94,000,000 construction loan with Home Federal Savings Bank into a $74,000,000 term loan and a $20,000,000 term revolving loan under the terms of the Master Loan Agreement and supplements thereto. The Company will make monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later. Beginning in the seventh month after conversion, or on February 1, 2010, equal monthly principal payments in the amount of $616,667 plus accrued interest will be made. All unpaid principal and accrued interest on the term loan will be due on the fifth anniversary of such conversion. The Company will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the LIBOR Rate plus 325 basis points.
The Company agreed to the terms of a $20,000,000 Term Revolving Loan which was converted on July 1, 2009 from the construction loan and has a maturity date of five years from the conversation date or July 2014. Interest on the Revolving Term Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. The Company will be required to make monthly payments of interest until the Maturity Date, which is the fifth anniversary of the Conversion Date, on which date the unpaid principal amount of the Revolving Term Loan will become due and payable.
Revolving Line of Credit Loan
Under the terms of the Master Loan Agreement and the third supplement thereto, the Company agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit. The Revolving Line of Credit Loan became available on July 1, 2009 when all conditions precedent to the Revolving Line of Credit Loan were met. The aggregate principal amount of the Revolving Line of Credit Loan may not exceed the lesser of $6,000,000 or the Borrowing Base. The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (iii) 75% of the eligible inventory. Interest on the Revolving Line of Credit Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. The Company will be required to make monthly payments of accrued interest until the Revolving Line of Credit Loan expires, on which date the unpaid principal amount will become due and payable. The Revolving Line of Credit Loan expires on June 30, 2010.
If the Company fails to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. Balances outstanding on the term loan, term revolving loan and revolving line of credit as of September 30, 2009 were $74,000,000, $4,000,000 and $0, respectively. Amounts available on the term loan, term revolving loan and revolving line of credit as of September 30, 2009 were $0, $16,000,000 and $6,000,000, respectively.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
Covenants
In addition, during the term of the loans, the Company will be subject to certain financial covenants at various times calculated monthly, quarterly or annually. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit the access to the capital resources necessary to continue plant operations. As of September 30, 2009, the Company is in compliance with all covenants. The Company will be required to make a $5,000,000 free cash flow payment on the term loan prior to November 15, 2009 as part of the covenant calculations. This payment will be made with funds from the long term revolving loan currently in place with our senior lender and therefore has not been classified as a current liability.
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
5. Related Party Transactions
The Company has engaged one of its board members as Vice President of Project Development. The Vice President of Project Development served as an independent contractor to provide project development and consulting services through construction and initial start-up of the project. Costs incurred for these services were $0 and $20,000 for the three and nine months ended September 30, 2009, respectively and none and $20,000 for the same periods of 2008.
The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and nine months ended September 30, 2009 from these companies and individuals totaled approximately $5,127,000 and $9,638,000, respectively. Amounts due to these members was approximately $44,000 as of September 30, 2009. There were no purchases during the same periods of 2008 and therefore no amount due to them as of December 31, 2008.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the Agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the Agreement. For the three and nine months ending September 30, 2009 the Company incurred net costs of approximately $129,000 and $354,000 related to this agreement. There were no costs for the same periods of 2008 related to this agreement.
6. Commitments, Contingencies and Agreements
On July 18, 2007, the Company entered into a Lump Sum Design-Build Agreement with Fagen, Inc. for the design and construction of a one hundred (100) million gallon per year dry grind ethanol production facility (the “Design-Build Agreement”) on the Company’s plant site located near Lawler, Iowa. Pursuant to the Lump Sum Design-Build Agreement, the effective date is July 6, 2007. Under the Design-Build Agreement and subsequent change notices, the final contract price was approximately $121,630,000. As of September 30, 2009 the Company has spent approximately $121,414,000 for this commitment.
Ethanol, Distiller’s grain, marketing agreements and major customers
The Company has entered into a marketing agreement to sell the entire ethanol produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges. As of September 30, 2009, the Company has commitments to sell approximately 21,382,000 gallons at various fixed and basis price levels indexed against exchanges for delivery through December 2009. Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing gallons in the open market. The Company has not incurred any losses due to non-delivery of product and anticipates that all contracts will be sufficient to cover costs in the future.
The Company has entered into a marketing agreement to sell the entire distiller grains produced at the plant to an unrelated party. The initial term of the agreement is for one year beginning with the start-up of production in April 2009. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of September 30, 2009, the Company had approximately 23,000 tons of distiller grains commitments for delivery through March 2010 at various fixed prices. Should the Company not be able to meet delivery on these tons in the future the Company will be responsible for purchasing tons in the open market. The Company has not incurred any losses due to non-delivery of product.
Approximate sales and marketing fees related to the agreements in place at are the same for the three and nine month period ending September 30, 2009. There were no sales or marketing fees during 2008.

	Three Months	Nine Months

Sales ethanol	$45,038,000	77,875,000
Sales distiller grains	7,896,000	14,623,000

Marketing fees ethanol	365,000	626,000
Marketing fees distiller grains	167,000	286,000

	9/30/09	12/31/08

Amount due from ethanol marketer	4,518,000	—
Amount due from distiller marketer	746,000	—
On November 29, 2007 the Company was awarded a USDA loan guarantee which is subject to using coal gasification technology. This award will guarantee 60% of a potential $40,000,000 loan through Home Federal Savings Bank. The USDA reserves the right to terminate its commitment if certain conditions set forth in the agreement are not met by November 2009. As of September 30, 2009 the Company had received notification that would allow us to qualify for the guarantee taking into consideration certain efficiencies at the plant without the coal gasification requirement. However, we must meet certain requirements prior to the receipt of the loan guarantee. There is no guarantee we will be able to meet these requirements. This loan is not included in the master loan agreement with Home Federal (see Note 3).

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
On December 19, 2007, the Iowa Department of Economic Development approved the Company for a package of benefits, provided the Company meets and maintains certain requirements. The package provides for the following benefits: (1) a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program which was paid off during 2009 (see Note 3); (2) a grant of $240,000 under the Revitalize Iowa’s Sound Economy program for the construction of a turning lane off of Iowa Highway 24 to the plant; and (3) the following tax incentives under the High Quality Jobs Program from the state of Iowa:
•
Refund of sales, service or use taxes paid to contractors and subcontractors during construction work (estimated at $1,000,000). As of September 30, 2009 the Company has filed for a refund of sales or use taxes but the funds have not been received or verified. Any refunds received in the future will be accounted for as a reduction of construction costs.

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

•
Local Value-added Property Tax Exemption (estimated at $10,350,000). Chickasaw County has approved an exemption from taxation on all or a portion of the value added by improvements to real property directly related to new jobs created by location or expansion of the company and used in the operations of the company. The property taxes paid on September 30, 2009 reflected the first portion of the abatement over the 20 year period. All exemptions will be account for as a reduction of property tax expense.

On July 7, 2008, the Company entered into an agreement with Iowa, Chicago, & Eastern Railroad for the installation of two new mainline switches and the re-alignment of the main line at a cost of $239,764. As of September 30, 2009 the project was completed.
At September 30, 2009, the Company had outstanding commitments for purchases of approximately $9,714,000 of corn at various prices, of which approximately $11,000 is with related parties.
The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following:

2009	$3,950,000
2010	3,950,000
2011	3,950,000
2012	3,950,000
2013	3,870,000
Thereafter	17,030,000

Total anticipated commitments	$36,700,000

7. Lease Obligations
During fiscal year 2009, the Company entered into leases for rail cars and rail moving equipment with original terms up to 3 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three and nine months ending September 30, 2009, was approximately $523,000 and $982,000.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
At September 30, 2009 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2009	$1,348,500
2010	1,252,500
2011	645,750
2012	66,000
2013	33,000

Total lease commitments	$3,345,750

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
To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures and options contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures and options contracts to reduce price risk. Exchange-traded futures contracts are valued at market price. Changes in market price of exchange traded futures and options contracts related to corn and natural gas are recorded in costs of goods sold and changes in market prices of contracts related to sale of ethanol, if applicable, are recorded in revenues.
The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company’s plant will grind approximately 40 million bushels of corn per year. During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 40% of its anticipated monthly grind. At September 30, 2009, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 4% to 7% of its anticipated monthly grind over the next twelve months.
Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under authoritative accounting guidance and, as amended and, therefore, are not marked to market in the Company’s financial statements. The fair value of the Company’s open derivative positions are summarized in the following table as of September 30, 2009.

	Balance Sheet	Asset Fair	Liability Fair
	Classification	Value	Value
Derivatives not designated as hedging instruments:
Commodity Contracts	Derivative Instruments	$—	$450,670

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
The following table represents the amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2009:

	Income Statement	Realized	Unrealized	Total Gain
	Classification	Gain (Loss)	Gain (Loss)	(Loss)
Derivatives not designated as hedging instruments:
• Commodity Contracts for the three month period	Cost of Goods Sold	$1,916,419	(1,066,032)	850,387
• Commodity Contracts for the nine month period	Cost of Goods Sold	$3,111,531	(450,670)	2,660,861
9. Fair Value Measurements
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
Asset held for sale: Assets held for sale comprises of equipment not used during the construction of the plant and is reported at the fair value utilizing Level 3 inputs. The Company obtains fair value measurements from an independent third party.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Other Assets, assets held for sale	$250,000	$—	$—	$250,000
Liability, derivative financial instruments	450,670	450,670	—	—

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Condensed Unaudited Financial Statements
September 30, 2009
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.
The following tables present a reconciliation of all assets and liabilities measured at fair value using significant unobservable inputs (Level 3) during the period ended September 30, 2009.

Assets held
for Sale
Balance January 1, 2009	$—
Transfers in and/or out of Level 3	250,000

Ending balance September 30, 2009	$250,000

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2009.
10. Subsequent Events
Management of the Company has evaluated the period after the balance sheet date up through November 12, 2009, which is the date that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

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
•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;

•	Our ability to operate the ethanol plant profitably and maintain a positive spread between the price at which we sell our products and our raw materials costs;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grain and other commodities prices and availability;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in interest rates or the lack of credit availability;

•	Changes in our business strategy, capital improvements or development plans;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	The results of our hedging transactions and other risk management strategies;

•	Our inelastic demand for and the availability of corn, as it is the only available feedstock for our plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	The effects of mergers, bankruptcies or consolidations in the ethanol industry;

•	Changes in federal and/or state laws including the Renewable Fuel Standard and VEETC, or the elimination of any federal and/or state ethanol tax incentives;

•	Overcapacity within the ethanol industry;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our ability to retain key employees and maintain labor relations;

•	The development of infrastructure related to the sale and distribution of ethanol; and

•	Competition in the ethanol industry and from alternative fuel additives.
Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Available Information
Information about us is also available at our website at www.homelandenergysolutions.com, under “Investor Relations — SEC Filings,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.

Overview
Homeland Energy Solutions, LLC (referred to herein as “we,” “us,” the “Company,” “Homeland” or “Homeland Energy”) is an Iowa limited liability company. It was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year natural-gas powered ethanol plant located near Lawler, Iowa. We began producing ethanol and distillers grains at the plant in April 2009. The ethanol plant is currently operating at a rate in excess of its nameplate capacity of 100 million gallons, as it is currently producing at a rate of approximately 110 million gallons per year from approximately 40 million bushels of corn per year. In addition, the plant is expected to produce approximately 320,000 tons of distillers grains per year.
Over the past 12 months we have installed the infrastructure necessary to support plant operations and have begun operations. We have also obtained the permits required to construct and operate the plant. The total project cost was approximately $176,000,000, which included construction of our ethanol plant and start-up of operations. We financed the construction and start-up of the ethanol plant with a combination of equity and debt. We currently employ 37 employees.
Our revenues are derived primarily from the sale of our ethanol and distillers grains. We market and sell our products primarily in the continental United States through third party marketers. We have an Ethanol Marketing Agreement with Green Plains Trade Group LLC (“GPTG”), which is the ethanol marketing and distribution subsidiary of Green Plains Renewable Energy, LLC (“GPRE”). Pursuant to the agreement, we sell all of our ethanol produced at our plant to GPTG, who markets all of the ethanol produced at our plant and is responsible for all transportation of the ethanol including, without limitation, the scheduling of all shipments of ethanol with us. GPTG is based in Omaha, Nebraska. Its parent company, GPRE, operates two ethanol plants in Nebraska, two in Iowa, one in Indiana and one in Tennessee.
The ethanol sold must meet or exceed the quality specifications set forth in ASTM 4806 for Fuel Grade ethanol or standards promulgated in the industry. Under the Ethanol Marketing Agreement, we provide GPTG with annual production forecasts and monthly updates, as well as daily plant inventory balances. We are also responsible for compliance with all federal, state and local rules relating to the shipment of ethanol from our plant. The Ethanol Marketing Agreement may be terminated upon a material breach of any material obligation under the agreement by either party or upon willful misconduct by either party.
The price per gallon that we will receive for our ethanol is based on the contract selling price less all direct costs (on a per gallon basis) incurred by GPTG in conjunction with the handling, movement and sale of the ethanol. In addition, we pay GPTG a commission for each gallon of ethanol sold under the Ethanol Marketing Agreement. As of September 30, 2009, we have commitments to sell approximately 21,382,000 gallons at various fixed and basis price levels indexed against energy exchanges, for delivery through December 2009. If we are not able to meet delivery on these gallons in the future, we will be responsible for purchasing gallons in the open market. The Company has not incurred any losses due to non-delivery of product and anticipates that all contracts will be sufficient to cover costs in the future.
We have also entered into a Distiller’s Grains Marketing Agreement with CHS, Inc. (“CHS”), wherein CHS purchases the distillers grains produced at our plant. The initial one-year term of the agreement began with start-up of operations and production at the plant. After the initial one-year term, it will be automatically renewed for successive one year terms unless either we or CHS give 120 day prior written notice before the current term expires.
A party is considered in default of the agreement with CHS upon any of the following events: (a) failure of either party to make payment to the other when due; (b) default by either party in the performance of the their respective obligations; and (c) upon the insolvency of either CHS or Homeland Energy or upon the assignment to creditors in connection with bankruptcy. If an event of default occurs, the parties will have certain remedies available to them in addition to any remedy at law, such as all amounts owed being immediately payable or immediate termination of the Distillers Grains Marketing Agreement.

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
Since we only recently became operational, we do not have comparable income, production and sales data for the three and nine months ended September 30, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison, it is important that you keep this in mind. We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities.
Results of Operations for the Three Months Ended September 30, 2009
Our fiscal quarter ended September 30, 2009 was the second fiscal quarter during which we were an operational company. The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2009. Because we did not begin operations of the plant until April 2009, we do not have comparable data for the three months ended September 30, 2008.

	Quarter Ended
	September 30, 2009
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$52,934,845	100.00%

Cost of Goods Sold	$47,307,748	89.37%

Gross Profit (Loss)	$5,627,097	10.63%

Operating Expenses	$685,278	1.29%

Operating Income (Loss)	$4,941,819	9.33%

Other Income (Expense)	$(712,046)	(1.35)%

Net Income (Loss)	$4,229,773	7.99%
Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. For the three months ended September 30, 2009, we received approximately 85% of our revenue from the sale of fuel ethanol and approximately 15% of our revenue from the sale of distillers grains. The average price we received for our ethanol was substantially the same for the three month period ended September 30, 2009, compared to the our first quarter of operations ending June 30, 2009.
The average price we received for our dried distillers grains decreased by approximately 29% during the quarter ended September 30, 2009 compared to our first quarter of operations ending June 30, 2009. In addition, we experienced a decrease in the average price we received for our modified/wet distillers grains of approximately 32% for the quarter ended September 30, 2009, compared to our first quarter of operations ending June 30, 2009. Management attributes the overall decrease in the price to a seasonal decrease in demand for distillers grains from livestock producers during the quarter ended September 30, 2009. Distillers grains are commonly used for animal feed as a substitute for corn and soybean meal, especially when corn and soybean meal prices are high. We anticipate that the price of distillers grains will continue to fluctuate in reaction to demand from livestock producers and changes in the price of corn and soybean meal. The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current distillers grains prices.

The plant operated profitably during the three months ended September 30, 2009. Management believes this is due in part to an increase in the positive spread between ethanol and corn prices. In addition, demand for gasoline and ethanol during the late summer and early fall was higher than previous months and there was a reduction in supply of ethanol. Management attributes the reduction in supply to a number of factors, such as a decline in sugar cane ethanol imports from South America due to an increase in the cost of sugar. In addition, Management believes that the reduction in supply for this quarter was due in part to the fact that many ethanol producers, including Homeland Energy, scheduled shutdowns for semi-annual maintenance work prior to the harvest of this year’s corn crop, after which corn is anticipated to be more readily available compared to the decreasing supply of last year’s corn crop.
In addition, Management believes that the reduction in supply is partly due to the fact that some producers have reduced or halted production due to a surplus of ethanol production capacity in the United States which has contributed to lower ethanol prices and decreased profit margins compared to higher ethanol prices and profit margins experienced in prior years. According to the Renewable Fuels Association, as of October 22, 2009, there were 202 ethanol plants nationwide with the capacity to produce approximately 13.1 billion gallons of ethanol annually. However, according to the Renewable Fuels Association, of the total 13.1 billion gallons of total ethanol production capacity, approximately 1.2 billion gallons of capacity is not currently operational. An additional 13 plants are currently under construction or expansion, which may add an estimated 1.4 billion gallons of annual ethanol production capacity when they are completed. Management believes that of the 13 plants under construction or expansion, only a few have substantial construction progress being made on them. However, the price of ethanol will likely be negatively impacted as much of the idled production capacity could come back online within a reasonably short period of time. In addition, ethanol prices will likely continue to change as the price of corn and energy prices in general fluctuate. Energy and corn prices have been volatile due to the uncertain general economic conditions. We anticipate that the ethanol industry must continue to grow demand for ethanol in order to retain profitability in the industry.
The economic downturn has impacted our business as we must continually monitor the profit margins for our ethanol to determine whether production at full capacity is feasible given those margins. Due to the overcapacity in the ethanol market and tight operating margins, management cautions that the ethanol plant may not operate profitably in the next fiscal quarter. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. According to the Renewable Fuels Association, 2008 ethanol demand was 9.5 billion gallons (including imported ethanol) which is significantly less than the current production capacity of the ethanol industry. Pursuant to the National Renewable Fuels Standard, renewable fuels must be blended into 11.1 billion gallons of fuel in 2009, however, corn based ethanol can only account for 10.5 billion gallons of the RFS. Therefore, management anticipates that corn ethanol demand will be capped at approximately 10.5 billion gallons for 2009. In previous years, more ethanol was blended than was required by the RFS as a result of the price of ethanol being more favorable than the price of gasoline. The ethanol industry must increase demand for ethanol in order to support current ethanol prices and maintain profitability in the industry.
A debate continues in the industry about what percentage of ethanol blended with gasoline should be allowed for use in standard (non-flex fuel) vehicles. Currently, a blend of 10% ethanol and 90% gasoline is allowed. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year and gasoline demand has decreased in the United States as a result of the global economic slowdown. Even using the 135 billion gallon figure and assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is approximately 13.5 billion gallons. This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blending wall in 2010 or 2011.

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
A waiver request has been filed under the Clean Air Act by a group of ethanol producers that suggests raising the current 10% blending limit an additional five percent for each gallon of gasoline produced. The proposed increase would not require a 15% blend, but would provide flexibility for the blenders and retailers to incorporate more ethanol if the economics are suitable. The public comment period ended on July 30, 2009, and a decision is expected by December 1, 2009. There is significant opposition to this proposed waiver request, however, and there is no guarantee that it will be granted.
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was approximately 89.37% for the three months ended September 30, 2009. Our two primary costs of producing ethanol and distillers grains are corn costs and energy costs (natural gas and electricity). The cost of corn is the highest input to the plant and uncertainties regarding the cost and supply of corn dramatically affect our expected input cost. The average corn price we paid was 13% lower and natural gas cost were approximately 4% lower for the quarter ended September 30, 2009 verses the previous quarter. However, a substantial hailstorm earlier this year in the nearby area damaged approximately 30,000 acres of corn and soybeans, and the local area has more recently experienced a wet fall, which has delayed the harvest in our area. While we cannot predict the full impact these factors will have on corn availability in our area, supply may be tighter than anticipated over the next year, which may lead to higher corn prices.
In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened commodities trading accounts. In addition, we have hired a commodities manager to manage our corn procurement activities. This activity is intended to fix the purchase price of our anticipated requirements of corn in production activities. Our commodity trading broker assists in the purchase and sale of commodity futures contracts for corn, and will enter into transactions and exercise commodity options for our account in accordance with our written or oral instructions. We are required to maintain adequate margins in our accounts, and if we do not maintain adequate margins, our broker may close out on any of our positions or transfer funds from other accounts of ours to cover the margin. In addition, if we are unable to deliver any security or commodity bought or sold, our broker has authority to borrow or buy any security, commodity or other property to meet the delivery requirement.
The effectiveness of our strategies through our commodities accounts is dependent upon the cost of corn and our ability to sell sufficient products to use all of the corn for which we have futures contracts. There is no assurance that our activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn prices. However, for the quarter ended September 30, 2009, we experienced an approximate $850,000 realized and unrealized gain related to our corn and natural gas derivative instruments which decreased our costs of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. Our plant is expected to grind approximately 40 million bushels of corn per year. During the previous period and over the next 12 months, we have hedged and anticipate hedging between 5% and 40% of our anticipated monthly grind. At September 30, 2009, we had hedged portions of our anticipated monthly purchases for corn averaging approximately 4% to 6% of our anticipated monthly grind over the next twelve months. As of September 30, 2009 less than 1% of the forward corn purchases were with a related party. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline has been constructed to service our plant. We entered into an agreement with Northern Natural Gas in April 2008 for connection to its interstate pipeline and for transportation services for our natural gas supply.
We source our natural gas through various suppliers. As we enter the winter months, we estimate that our cost for natural gas will be approximately 40%-50% higher per MMBtu than we experienced during the quarter ended September 30, 2009 due to the typical seasonal increase in prices during the late fall and winter months, but this is an estimate only and our costs will be subject to market fluctuations.
U.S. Energy assists us with electric energy and natural gas management and procurement under an Energy Management Services Agreement dated July 10, 2009. U.S. Energy’s responsibilities include administration of our gas supply contracts, nomination, scheduling and other logistical issues such as storage and transportation, negotiation and delivery. We work with U.S. Energy to provide estimated usage volumes on a monthly basis. In exchange for these management services, we pay a monthly service fee, as well as pre-approved expenses in connection with the services. The agreement for these services continues on a month to month basis.
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
The agreement with Hawkeye will remain in effect for ten years from the date Homeland Energy began processing ethanol at the plant (April 2009), and will terminate on the tenth anniversary of that date (April 2019). Homeland Energy may continue to receive the service following expiration of the ten-year term for a minimum of two years. Either party will then have the right to terminate the agreement upon giving six (6) months’ written notice of its intention to terminate.
Operating Expense
Our operating expenses as a percentage of revenues were 1.28% for our quarter ended September 30, 2009, which is slightly higher than the expenses as of our quarter ended June 30, 2009. We attribute this small increase to increased personnel expenses during our quarter ended September 30, 2009. We expect our operating expenses to level out and be more consistent as the plant is operational for a longer period of time. Operating expenses include salaries and benefits of the employees under the Management Services Agreement with Golden Grain Energy, LLC, as well as additional employees not subject to the agreement, insurance, taxes, professional fees and other general administrative costs. Currently, two of our 37 employees are subject to the Management Services Agreement with Golden Grain and Golden Grain supplies us with six shared positions. We estimate that our costs per year related to salaries and benefits are approximately $430,000 per year and include our total costs related to salaries and benefits for all administrative employees including those under the Management Services Agreement The increase in operating expenses for the quarter ended September 30, 2009, compared to the same period for September 30, 2008, was primarily due to the increased number of employees due to start-up of operations, which increased costs in salaries, insurance, professional fees, and other general administrative costs due to the plant being under full-time production. We do not expect that these expenses will vary significantly with the level of production at the plant.
Operating Income (Loss)
Our income from operations for the three months ended September 30, 2009 was approximately 9.35% of our revenues. Our operating income for the three month period ended September 30, 2009 was primarily the result of the price at which we sold our products exceeding our costs of good sold and operating expenses. Our decrease in income from interest for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, was due to cash on hand for a significant part of the quarter ended September 30, 2008 until we started drawing on our construction loan. During the same quarter of 2009 we have been managing cash through our term line of credit.

Changes in Financial Condition for the Nine Months Ended September 30, 2009
We experienced an increase in our current assets at September 30, 2009 compared to our fiscal year ended December 31, 2008. We had an increase of approximately $6,100,000 in the value of our inventory at September 30, 2009, compared to December 31, 2008, primarily as a result of the commencement of operations at our plant. Additionally, at September 30, 2009, we had cash in our hedge accounts of approximately $901,000 compared to no open accounts as of December 31, 2008. One category in which we had a greater amount at December 31, 2008, compared to September 30, 2009, is cash on hand. The decrease in our cash on hand is attributed to a payment that was made on our $20,000,000 term revolving loan upon conversion of the construction loan.
We experienced a small increase in our total current liabilities on September 30, 2009 compared to December 31, 2008 due primarily to an increase in current maturities of long-term debt offset by a reduction in retainage payable. However, due to the increase in our current assets at September 30, 2009, we expect that we have sufficient working capital to meet our obligations and maintain compliance with our debt covenants as they come due for the 12 months following September 30, 2009. In addition, compared to our quarter ended June 30, 2009, we had a slight increase in our current liabilities, primarily due to an increase in the amount of our long-term debt that is due in the next 12 months.
Our net property and equipment was higher at September 30, 2009 compared to December 31, 2008 as a result of the net effect of significant increases in the assets due to completion of the plant. The value of our land and land improvements and property and equipment can be offset by our construction in process decreasing from approximately $136,000,000 at December 31, 2008 to approximately $411,000 at September 30, 2009.
We experienced an increase in our long-term liabilities as of September 30, 2009 compared to December 31, 2008. At September 30, 2009, we had approximately $73,000,000 outstanding in the form of long-term loans, compared to approximately $51,600,000 at December 31, 2008. This increase is attributed to cash we utilized from our long-term loans to complete the construction of our facility and commence operations.
Liquidity and Capital Resources
We have completed approximately seven months of operations as of the filing of this report, and are currently operating at full capacity. Based on financial forecasts performed by our management, as of the date of this report, we anticipate that we will have sufficient cash from our current credit facilities and from our operations to continue to operate the ethanol plant at full capacity for the next 12 months. The relative price levels of corn, ethanol and distillers grains have resulted in positive operating margins and a small income margin for us in the first two quarters during which we have been operational. We anticipate that we will continue to experience positive operating margins for the 12 months following our quarter ended September 30, 2009. However, a substantial hail storm damaged approximately 30,000 acres of corn and soybeans this growing season near the plant, and an unusually wet fall has delayed the corn harvest in our area. Thus, corn availability from the immediate area of the plant may be tight over the next 12 months which will require us to pay more for corn and may reduce operating margins. If the Company suffers substantial losses, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations.
The following table shows cash flows for the nine months ended September 30, 2009:

Nine Months Ended
September 30, 2009
Net cash (used in) operating activities	$(876,141)
Net cash (used in) investing activities	$(27,113,676)
Net cash provided by financing activities	$27,945,218

Net decrease in cash	$(44,599)
Cash and cash equivalents, end of period	$—
Operating Cash Flows. Cash used in operating activities for the nine months ended September 30, 2009 was primarily from the increase in both accounts receivables and inventory for the nine months ended September 30, 2009.

Investing Cash Flows. Cash used in investing activities for the nine months ended September 30, 2009 were used for capital expenditures and payments for construction in process.
Financing Cash Flows. Cash provided by financing activities was from construction loan proceeds for the nine months ended September 30, 2009.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of November 1, 2009; we expect operations to generate adequate cash flows to maintain operations and meet our obligations for the next 12 months following our quarter ended September 30, 2009. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
Project Capitalization
We financed the development and construction of our ethanol plant with both equity and debt financing. We have issued 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We have also issued 88,595 units in our SEC registered offering for an aggregate amount of $88,595,000 in offering proceeds.
On November 2007, we entered into a $100,000,000 credit facility with Home Federal Savings Bank (“Home Federal”) consisting of a construction loan in an amount up to $94,000,000 and a seasonal line of credit loan in an amount up to $6,000,000, which are secured by secured by all of our real and personal property, and we have also assigned all rents and leases of our property to Home Federal. On July 1, 2009, the balance of our construction loan was converted into a term loan and a term revolving loan.
As of September 30, 2009, the outstanding balance on the converted term loan was $74,000,000. Interest on the converted term loan is equal to the LIBOR rate plus 325 basis points. Interest is currently due each month, and we must begin making principal payments of approximately $617,000 per month beginning in February 2010. All unpaid principal and accrued interest on the term loan that was so converted will be due on the fifth anniversary of the date of conversion. If we fail to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. We will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement.
Under the terms of the Master Loan Agreement and the second supplement thereto, we agreed to the terms of a term revolving loan, consisting of a conversion of a maximum amount of $20,000,000 of the Construction Loan into a term revolving loan. As of September 30, 2009, the outstanding balance on the converted term revolving loan was $4,000,000. Home Federal agreed to make one or more advances under this loan between the Conversion Date, which was July 1, 2009, and the Maturity Date, which is the fifth anniversary of the Conversion Date. Each advance made under the term revolving loan must be in a minimum amount of $50,000, and advances may be used for project costs and cash and inventory management. Interest on the Revolving Term Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. If we fail to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. We will be required to make monthly payments of interest until the Maturity Date, which is the fifth anniversary of July 1, 2009 (the Conversion Date), on which date the unpaid principal amount of the Revolving Term Loan will become due and payable.
The aggregate principal amount of the seasonal line of credit may not exceed the lesser of $6,000,000 or the Borrowing Base. The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (iii) 75% of the eligible inventory. Interest on the seasonal line of credit shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. If we fail to make a payment of principal or interest within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. Each advance made under this loan must be in a minimum amount of $50,000, and advances may be used for general corporate and operating purposes. We will be required to make monthly payments of accrued interest until the seasonal line of credit, on which date the unpaid principal amount will become due and payable. This line of credit will expire on June 30, 2010. As of September 30, 2009, the outstanding balance on this loan was $0.

In connection with the Master Loan Agreement and all supplements thereto, we executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. We are also required to maintain a debt service reserve account of $10,000,000, for use by Home Federal for repayment of the loans in their sole discretion. Should Home Federal apply any of the funds in this account, we are required to replenish the account to $10,000,000. Once we achieve and maintain tangible net worth of 65% and are in compliance with all other covenants, the debt service fund will be released to us and we will no longer be required to replenish the account. Tangible net worth is calculated as the excess total assets, including the debt reserve account, (with certain exclusions, such as goodwill) over total liabilities (except subordinated debt). It is difficult to predict when and if we will achieve tangible net worth of 65%. In addition, we assigned all rents and leases to our property in favor of Home Federal. As additional security for the performance of the obligations under the Master Loan Agreement and its supplements, a security interest was granted in the government permits for the construction of the project and all reserves, deferred payments, deposits, refunds, cost savings and payments of any kind relating to the construction of the project. If we attempt to change any plans and specifications for the project from those that were approved by Home Federal that might adversely affect the value of Home Federal’s security interest and have a cost of $25,000 or greater, we must obtain Home Federal’s prior approval.
In addition, during the term of the loans, we will be subject to certain financial covenants at various times calculated monthly, quarterly or annually. On July 1, 2009, our construction loan converted into the loans described above. As a prerequisite to conversion, we were required to certify that we had working capital of at least $10,000,000 as of May 1, 2009. Our certification showed that we had working capital of $20,970,603. We will be required to have working capital of at least $12,000,000 by May 1, 2010 and annually thereafter. In addition, we were required to certify that we had tangible net worth of $87,000,000 as of May 1, 2009. Our certification showed that we had a tangible net worth of $88,539,073 as of May 1, 2009. Our tangible net worth requirement increases to $90,000,000 by December 31, 2009, and increases by $5,000,000 annually until we are required to meet $105,000,000 by December 31, 2012, and annually thereafter. We anticipate our tangible net worth will be in excess of $90,000,000 on December 31, 2009 but there is no guarantee it will happen.
In addition to our interest and principal payments, we are required to make an excess cash flow payment to Home Federal on the term loan prior to November 15, 2009. This payment will be made with funds from the long term revolving loan in place with Home Federal and is therefore classified as long term debt on the balance sheet rather than a current liability. Excess cash flow is calculated as our earnings before interest, taxes, depreciation and amortization (EBITDA), less the sum of (1) our required debt payments, (2) capital expenditures in the ordinary course of business, and (3) any allowed distributions. Excess cash flow is calculated based on our fiscal quarter’s interim financial statements, and the maximum excess cash flow payment per quarter is $5,000,000. As of September 30, 2009, our excess cash flow covenant calculation was $5,000,000. This payment is in addition to all other payments of principal and interest. This excess cash flow payment requirement will be suspended if our Tangible owner’s equity is greater than or equal to 65%, and the total of all excess cash flow payments shall not exceed an aggregate of $25,000,000. Tangible owner’s equity is calculated as tangible net worth divided by total assets and is currently less than 65%.
As of the date of this report, we are in compliance with all of our loan covenants with Home Federal. We anticipate that we will be in compliance with our loan covenants for the 12 months following our quarter ended September 30, 2009, and we will work with our lenders to try ensure that the agreements and terms of the loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments. Because it is unclear what the market will do, there is uncertainty about our ability to meet our liquidity needs and comply with our financial covenants and other terms of our loan agreements. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.

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
On December 19, 2007, the Iowa Department of Economic Development approved us for a package of benefits, including a grant of $240,000 for the construction of a turning lane off of Iowa Highway 24 to the plant as well as a package of tax benefits under the High Quality Jobs Program from the State of Iowa. Such tax benefits include a refund of sales, service and use taxes paid to contractors during the construction phase, an investment tax credit of up to $10,000,000 for qualified expenditures directly related to new jobs created, and a property tax exemption for a portion of the value added by improvements to real property directly related to new jobs created by the plant (estimated at $10,350,000). In order to receive these benefits, we will be required to meet certain requirements by 2012, such as the creation of 40 full-time employee positions meeting certain minimum wage and benefit criteria and these jobs must be maintained for at least two years following their creation. Currently, we have 37 employees and expect to meet the minimum job requirement by 2012. However, in the event that we do not meet the minimum jobs requirement, the IDED may elect to allow the repayment on a pro rata basis, based on the number of jobs attained compared to the number of jobs pledged. In addition, we may be ineligible for some or all of the benefits listed above if our project does not meet a minimum investment amount, which was based on a budget for the plant that included a coal gasification energy center. The minimum investment amount is a measure of the value of Homeland’s investment in land, improvements, buildings and structures, long-term lease costs, and/or depreciable assets. We intend to seek an amendment with IDED prior to this condition becoming due if it becomes apparent that we will not meet this requirement. While we expect that IDED will entertain an amendment, they could reduce or eliminate our benefits, which may require us to repay the local taxing authority and the Iowa Department of Revenue all or a portion of any incentives received, which would have a negative impact on our profitability.
We received preliminary approval for a loan guarantee of 60% of a potential $40,000,000 loan through Home Federal Savings Bank from the United States Department of Agriculture (“USDA”) under the Rural Energy Program based on some unique efficiencies at our plant. However, we were required to meet certain conditions prior to the receipt of the loan guarantee which we have not yet been able to meet. If we do not meet those conditions by November 29, 2009, we will not receive the guarantee.
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
We evaluate our contracts to determine whether the contracts are derivative instruments. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.
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
We review our property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
We impaired an asset associated with the coal gasification project by $230,875 due to the long term nature and uncertainty of the project. The estimated fair market value of this asset is $230,875, for which we intend to depreciate over the life of the plant, and is listed on the Balance Sheet as “Equipment”. We entered into a change order during the original construction of the plant to change the design from one large thermal oxidizer stack to two smaller thermal oxidizer stacks. The unused larger stack was deemed impaired by approximately $250,000 due to a drop in value of the construction materials used to make the stack. The estimated fair market value of this asset is $250,000, for which management intends to sell on the open market, and is listed on the Balance Sheet as “Assets held for sale.” The total loss on asset impairments for the period ending June 30, 2009 is $480,875 and is included in operating expense.
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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Walter W. Wendland, and our Principal Financial and Accounting Officer, Christine A. Marchand. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This is because the weaknesses that were identified as of the end of our fiscal year ended December 31, 2008, will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We identified deficiencies as of the end of our fiscal year on December 31, 2008, that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” Specifically, the following deficiencies in our internal controls, which adversely affected our disclosure controls, were discovered as of the end of our fiscal year on December 31, 2008:
• Policies and Procedures for the Financial Close and Reporting Process – There were no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
• Representative with Financial Expertise – For the majority of the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
• Adequacy of Accounting Systems at Meeting Company Needs – The accounting system in place at the time of the assessment lacked the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secured, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
• Segregation of Duties – Management identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
Since identifying these material weaknesses as of our fiscal year ended December 31, 2008, Homeland Energy continues to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by qualified accounting personnel. In addition, Homeland Energy will enhance and test our year-end financial close process for our fiscal year ended December 31, 2009, and thereafter. Additionally, Homeland Energy’s audit committee will increase its review of our disclosure controls and procedures. Finally, we have designated individuals responsible for identifying reportable developments. We believe these actions, after functioning properly for a sufficient amount of time, will remediate the material weakness by focusing additional attention and resources in our internal accounting functions.
Changes in Internal Controls
During our quarters ended March 31, June 30, and September 30, 2009, we have enhanced our month and quarter end financial close process. Additionally, our audit committee has enhanced its review of our disclosure controls and procedures. Under the Management Services Agreement with Golden Grain Energy, LLC, we now have a Chief Financial Officer with the requisite knowledge and expertise to oversee the financial reporting process. On January 1, 2009, we implemented new accounting software capable of providing high quality financial statements and capable of providing the appropriate level of security for the information. We have also developed and implemented policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.
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

HOMELAND ENERGY SOLUTIONS, LLC

Date: November 12, 2009	/s/ Walter W. Wendland Walter W. Wendland
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2009	/s/ Christine A. Marchand Christine A. Marchand
Chief Financial Officer (Principal Financial and Accounting Officer)