Form 10-K
period 2009-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2010-03-10
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐                   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-53202

HOMELAND ENERGY SOLUTIONS, LLC

(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24 Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)

(563) 238-5555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒  No

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $55,665,000.

As of March 10, 2010, there were 91,445 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year on December 31, 2009.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•                  Changes in our business strategy, capital improvements or development plans;

•                  Volatility of corn, natural gas, ethanol, unleaded gasoline, distiller’s grain and other commodities prices;

•                  Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•                  Changes in the availability and cost of credit;

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

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or any persons acting on our behalf.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

AVAILABLE INFORMATION

Information about us is also available at our website at www.homelandenergysolutions.com, under “Investor Relations — SEC Filings,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I.

ITEM 1.                BUSINESS.

Business Development

Homeland Energy Solutions, LLC (referred to herein as “we,” “us,” the “Company,” “Homeland” or “Homeland Energy Solutions”) is an Iowa limited liability company.  We were formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant to be located near Lawler, Iowa.  The primary products produced at the plant are ethanol and distiller’s grains.  We commenced operations at the plant on April 4, 2009.  The ethanol plant is currently operating at a rate well in excess of its nameplate capacity of 100 million gallons of ethanol per year.  Management anticipates continuing to fine tune the operation of the ethanol plant.

The total project cost for the ethanol plant was approximately $176,000,000, which included costs associated with the construction of our ethanol plant and start-up of operations.  We financed the construction and start-up of the ethanol plant with a combination of equity and debt.  We previously issued and sold 2,850 membership units in two private placement offerings for a total of $1,325,000 in offering proceeds. We closed our registered offering with the Securities and Exchange Commission (“SEC”) on November 30, 2007, having issued and sold a total of 88,595 membership units in the registered offering for a total of $88,595,000 in offering proceeds.

In November 2007, we entered into a $100,000,000 credit facility with Home Federal Savings Bank (“Home Federal”) consisting of a construction loan in an amount up to $94,000,000 and a seasonal line of credit loan in an amount up to $6,000,000, which are secured by all of our real and personal property.  On July 1, 2009, the balance of our construction loan was converted into a term loan of $74,000,000 and a term revolving loan of $20,000,000.  Interest on our credit facilities with Home Federal accrues at the London Inter-Bank Offer Rate (LIBOR) plus 325 basis points which equaled 3.485% as of December 31, 2009.

On December 15, 2008, we entered into a Management Services Agreement with Golden Grain Energy, LLC (“Golden Grain”).  Pursuant to the Management Services Agreement, we agreed to share the costs of certain management employees with Golden Grain in an effort to reduce our administrative overhead costs.  The shared management employees include a Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Accounting Controller, Financial Accountant, Plant Manager, OSHA/Safety Manager, Environmental Protection Agency (“EPA”) Compliance Officer, and Human Resources Manager.  As of January 1, 2010, we amended the Management Services Agreement with Golden Grain to indicate that we would no longer share a CFO with Golden Grain and hired our own CFO.

The Management Services Agreement is strictly for the sharing of management services and neither Homeland nor Golden Grain has the authority to act on behalf of or make management decisions for the other.  We agreed to split the compensation costs associated with each of the employees covered by the Management Services Agreement with Golden Grain.

The initial term of the Management Services Agreement ends on December 15, 2011.  Following the initial term, the Management Services Agreement automatically renews for additional one year terms unless either party gives notice of termination at least ninety days before the end of the initial or any renewal term.  The Management Services Agreement may also be terminated for cause by giving thirty days notice.  In the agreement, cause means either a material breach of the agreement or a deadlock situation between the board of directors of Homeland or Golden Grain, which, in the opinion of either board, has impaired the ability of the management team to carry out their duties as directed by either board. In addition, we may cease using the CEO provided by Golden Grain by giving Golden Grain at least ninety days notice, but we have agreed to utilize the services of the CEO at least until December 2010.

In June 2009, we were awarded a $300,000 working capital grant from the USDA’s Value-Added Producer Grant (“VAPG”).  The VAPG can provide up to 50% of the total project amount, $625,000 in our case, to be used for working capital.  We are required to utilize the grant funds, as well as the $325,000 in matching funds, for corn, yeast, enzymes and processing chemical purchases.

On November 29, 2007, we were awarded a USDA loan guarantee.  This loan guarantee provided for a guarantee of 60% of a $40,000,000 loan through Home Federal Savings Bank.  This loan guarantee award was originally subject to the condition that we install coal gasification technology.   However, the USDA subsequently provided that we would qualify for the loan guarantee without installing the coal gasification technology, taking into consideration other efficiencies at the ethanol plant.  The USDA provided that if we did not meet certain conditions by November 29, 2009, we will not receive the guarantee.  However, we recently received an extension from the USDA of its loan guarantee commitment until November 2010.  If we do not meet the USDA’s conditions by November 2010, we may not receive the loan guarantee.

Financial Information

Please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “Item 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Principal Products

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.  The principal markets for our ethanol are petroleum terminals in the continental United States.  The Renewable Fuels Association estimates current domestic ethanol production capacity at approximately 13.1 billion gallons as of February 9, 2010.

Our ethanol plant uses corn as the feedstock in the ethanol production process.  A corn-based ethanol plant is essentially a fermentation plant.  Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains approximately 15% alcohol, 11% solids and 74% water.  The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content.  This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

During our 2009 fiscal year, our first year of operations, approximately 86% of our total revenue was derived from the sale of ethanol.

Distiller’s Grains

The principal co-product of the ethanol production process is distiller’s grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distiller’s grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Distiller’s grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% distiller’s grains, respectively.

We produce two forms of distiller’s grains:  Modified Wet Distiller’s Grains (“MWDG”) and Distiller’s Dried Grains with Solubles (“DDGS”).  MWDG is processed corn mash that has been dried to approximately 50% moisture.  MWDG has a shelf life of approximately seven days and is often sold to nearby markets.  DDGS is processed corn mash that has been dried to approximately 10% moisture.  It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.  We market most of our distiller’s grains as DDGS.

During our 2009 fiscal year, our first year of operations, approximately 14% of our total revenue was derived from the sale of distiller’s grains.

Ethanol and Distiller’s Grains Markets

As described below in “Distribution of Principal Products,” we market and distribute our ethanol and distiller’s grains through professional third party marketers.  These professional third party marketers make all decisions regarding where our products are marketed and sold.  Ethanol is primarily sold to gasoline refiners who blend the ethanol we produce with gasoline.  The ethanol blended gasoline is then sold to retail gasoline stations which sell the fuel to their customers.  Distiller’s grains are primarily sold directly to animal feeding operations.  We anticipate that our distiller’s grains will primarily be sold in the United States.  Recently, however, distiller’s grains exports to Mexico have increased.  Management also anticipates that demand for distiller’s grains may increase in the Asian markets in the future, especially if China continues to experience growth in its animal feeding industry.

We expect our ethanol and distiller’s grains marketers to explore all markets for our products, including export markets.  However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution of Principal Products

Our professional third party marketers are responsible for the distribution of all of the ethanol and distiller’s grains produced at the ethanol plant.  Below is a description of the arrangements we have with both our ethanol and distiller’s grains marketers.

Ethanol Distribution

We entered into an Ethanol Marketing Agreement with VBV, LLC (“VBV”) to market the ethanol produced at the plant.  On October 15, 2008, Green Plains Renewable Energy, LLC (“GPRE”) announced that it had completed a merger with VBV, LLC and its subsidiaries, with GPRE being the surviving entity.  Our ethanol marketing agreement is now with Green Plains Trade Group LLC (“GPTG”), which is the ethanol marketing and distribution subsidiary of GPRE.  GPRE, operates two ethanol plants in Nebraska, two in Iowa, one in Indiana and one in Tennessee.  Pursuant to the ethanol marketing agreement, GPTG markets all of the ethanol produced at our plant and is responsible for all transportation of the ethanol including scheduling all ethanol shipments.

The ethanol sold must meet or exceed the quality specifications set forth in ASTM 4806 for Fuel Grade ethanol or standards promulgated in the industry.   Under the ethanol marketing agreement, we provide GPTG with annual production forecasts and monthly updates, as well as daily plant inventory balances.  We are also responsible for compliance with all federal, state and local rules relating to the shipment of ethanol from our plant.  The Ethanol Marketing Agreement may be terminated due to a material breach of any material obligation under the agreement by either party or as a result of willful misconduct by either party.

The price per gallon of ethanol that we will receive is based on GPTG’s contract selling price less all direct costs (on a per gallon basis) incurred by GPTG in conjunction with the handling, movement and sale of the ethanol.  Together with GPTG, we determine the estimated monthly net selling price for each gallon sold (the “netback”) (on a per gallon basis) for each month.  This price is often indexed against energy exchanges.  The establishment of the estimated monthly netback is on the first business day of the month with the intention being to establish the estimated monthly netback to be within $.05 of the final actual netback (on a per gallon basis) for the month.  In addition, we pay GPTG a commission for each gallon of ethanol sold under the ethanol marketing agreement.  As of December 31, 2009, we had commitments to sell approximately 19,685,000 gallons of ethanol at various fixed and basis price levels indexed against energy exchanges, for delivery through March 2010. If we are not able to produce sufficient ethanol to deliver these gallons of ethanol in the future, we will be responsible for purchasing ethanol in the open market to fulfill these contracts.  We have not incurred any losses due to non-delivery of ethanol and anticipate that all contracts will be sufficient to cover our costs in the future.

Distiller’s Grains Distribution

We have also entered into a Distiller’s Grains Marketing Agreement with CHS, Inc. (“CHS”), wherein CHS agreed to purchase all of the distiller’s grains produced at our plant.  The initial term of the distiller’s grains marketing agreement will be for one year, beginning with start-up of operations and production at the plant.  After the initial one-year term, the agreement will be automatically renewed for successive one year terms unless either party gives 90 days written notice of termination before the current term expires.

A party is considered in default of the agreement with CHS upon any of the following events:  (a) failure of either party to make payment to the other when due; (b) default by either party in the performance of their respective obligations; and (c) upon the insolvency of either CHS or Homeland Energy or upon an assignment to creditors in connection with bankruptcy.  If an event of default occurs, the parties will have certain remedies available to them in addition to any remedy at law, such as all amounts owed being immediately payable or immediate termination of the distiller’s grains marketing agreement.

CHS agreed to pay us 98% of the actual sale price received by CHS from its customers for DDGS and 96% of the actual sale price received by CHS for MWDG (subject to certain minimum fees per ton), less all of the customary freight costs incurred by CHS in delivering the distiller’s grains to its customers.

Under our ethanol and distillers grain marketing agreements, revenue is recognized at the gross price received.  The gross price received in net of the marketer’s shipping costs which are not specifically identifiable to the Company.  Marketing fees and rail fees are included in costs of goods sold.

New Products and Services

We have not introduced any new products or services during our fiscal year ended December 31, 2009 other than ethanol and distiller’s grains described above.

Competition

Since we commenced operations in April 2009, we have been in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace.  Management attributes the rapid growth during 2005 and 2006 with a very favorable spread between the price of ethanol and the cost of the raw materials to produce ethanol during that time period.  Management believes that currently, ethanol supply capacity exceeds ethanol demand, which has resulted in some ethanol producers reducing production of ethanol or ceasing operations altogether.  As of February 9, 2010, the Renewable Fuels Association estimated that approximately 9% of the ethanol production capacity in the United States was idled, which is down from early in 2009 when the idled capacity may have been as high as 20%.  As a result of this overcapacity, the ethanol industry has become increasingly competitive.  Since ethanol is a commodity product, competition in the industry is predominantly based on price.  We believe we compete favorably with other ethanol producers due to our proximity to grain supplies and access to both rail and truck transportation.  However, larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize, which could put us at a competitive disadvantage to other ethanol producers.

Recently, the United States Environmental Protection Agency has been researching increasing the amount of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles from 10% to 15%.  However, the EPA has delayed a decision until sometime in 2010 with respect to a 15% blend.  Management believes that increasing ethanol blends to 15% for use in standard vehicles will increase demand for ethanol and would likely positively impact ethanol prices.  Management believes that this could increase annual ethanol demand by as much as 7 billion gallons per year.  However, this will also likely result in companies building new ethanol plants or expanding their current ethanol plants.  This could lead to further overcapacity in the ethanol industry if supply capacity continues to eclipse demand.  In addition, based on comments made by the EPA, some in the ethanol industry believe the EPA is considering allowing the use of a 15% ethanol blend only for vehicles produced in the model year 2001 and later.  Many believe that such a restriction would lead to gasoline retailers deciding not to carry a 15% ethanol blend because many of their customers would not be permitted to use the 15% blend.  If this were to occur, it would significantly reduce any ethanol demand increases that could result from such a 15% blend.  Management anticipates that without an increase in the amount of ethanol that can be blended into gasoline for use in standard vehicles, ethanol demand may not significantly increase which may result in ethanol supply capacity continuing to exceed ethanol demand for the foreseeable future.

Excess capacity in the ethanol industry will likely continue to have an adverse effect on our results of operations, cash flows and financial condition, as market forces have already reduced the profitability of other currently operational ethanol companies.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs).  This incentive can result in a reduction in the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.  If demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to decline.  Declining ethanol prices could negatively impact our ability to operate the ethanol plant profitably.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock.  Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn.  One type of ethanol production feedstock that is being explored is cellulose.  Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Cellulosic ethanol is ethanol produced from cellulose.  Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale.  However, due to these government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the future.  Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices are high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

At the end of 2008, VeraSun Energy, one of the largest ethanol producers in the United States at the time, filed for Chapter 11 Bankruptcy.  VeraSun’s ethanol plants were auctioned during the Chapter 11 Bankruptcy process and a significant number of these plants were purchased by Valero Renewable Fuels which is a subsidiary of a major gasoline refining company.  The purchase by Valero represents the first major oil company that has taken a large stake in ethanol production infrastructure.  Valero now controls its own supply of ethanol that can be blended at its gasoline refineries.  Should other oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete.  While we believe that we are a lower cost producer of ethanol, increased competition in the ethanol industry may make it more difficult to operate the ethanol plant profitably.

According to the Renewable Fuels Association, as of February 9, 2010, the ethanol industry has grown to 201 production facilities in the United States. There are also several new plants under construction and existing plants expanding their production capacities.  The Renewable Fuels Association estimates that the United States ethanol industry has capacity to produce more than 13.1 billion gallons of ethanol per year.  The new ethanol plants under construction along with the plant expansions under construction could push domestic ethanol production capacity in the near future to nearly 14.5 billion gallons per year.  We may also face competition from larger ethanol producers which may be able to compete more effectively than us.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Energy Holdings, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.  However, Hawkeye Renewables LLC filed for Chapter 11 bankruptcy on December 21, 2009.  Hawkeye Renewables owns two ethanol plants and is a subsidiary of Hawkeye Energy Holdings.  While Hawkeye Renewables planned to exit Chapter 11 bankruptcy in 60 to 90 days and does not anticipate ceasing its operations, this plan may not be realized.  If the ethanol plants owned by Hawkeye Renewables are sold, it may lead to further consolidation of the ethanol industry.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

BY TOP PRODUCERS

Producers of Approximately 400
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)

POET Biorefining	1,537.0	5.0

Archer Daniels Midland	1,070.0	550

Valero Renewable Fuels	1,020.0

Green Plains Renewable Energy	480.0

Hawkeye Energy Holdings, LLC	420.0

Updated: February 9, 2010

Competition from Alternative Fuels

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol.  Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development.  The major oil companies have significantly greater resources than we have to market other additives, to develop alternative products, and to influence legislation and public perception of ethanol.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline.  According to United States Department of Energy estimates in July of 2009, there were currently approximately 7 million flexible fuel vehicles capable of operating on E85 in the United States.  Further, the United States Department of Energy reports that there are currently more than 1,950 retail gasoline stations supplying E85.  The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of United States retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases, along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.  Many in the ethanol industry believe that while in the future higher percentage blends of ethanol such as E85 for use in flexible fuel vehicles will positively impact demand for ethanol, in the near term increasing the amount of ethanol that can be blended for use in standard vehicles will have a greater effect on ethanol demand.

International Competition

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative (CBI).  Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries which convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.  The CBI import quota for ethanol in 2009 was approximately 622 million gallons of ethanol.  Therefore, up to 622 million gallons of ethanol were eligible to enter the United States duty free in 2009 from participating countries in Central America and the Caribbean region.  This import quota is equal to 7% of the total United States consumption of ethanol at the end of September each year.  The United States International Trade Commission recently announced the 2010 CBI import quota at approximately 740 million gallons.  Currently there is a $0.54 per gallon tariff on foreign produced ethanol which is scheduled to expire in January 2011.  However, this tariff could be eliminated earlier.  Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

Distiller’s Grains Competition

Ethanol plants in the Midwest produce the vast majority of distiller’s grains and primarily compete with other ethanol producers in the production and sales of distiller’s grains.  The primary consumers of distiller’s grains are dairy and beef cattle.  The market for distiller’s grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients.  Further, distiller’s grains typically compete with other traditional animal feeds such as corn and soybean meal.  As a result, changes in the price and supply of corn and soybean meal typically impact the price of distiller’s grains.

Sources and Availability of Raw Materials

Corn Supply

The major raw material required to produce ethanol and distiller’s grains at our plant is corn.  The ethanol plant is currently operating at a rate well in excess of its nameplate capacity.  We anticipate that we will require approximately 40 million bushels of corn per year to produce approximately 112 million gallons of ethanol per year.  We plan to buy as much corn as possible from local grain elevators and farmers.  Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.  Our principal corn suppliers are Five Star Cooperative and Farmers Feed & Grain.  However, we anticipate continuing to purchase corn from many elevators, cooperatives and local farmers in our area to fulfill our corn needs.

The price and availability of corn are subject to significant fluctuations depending on a number of factors, including crop conditions, weather, governmental programs and foreign purchases.  Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problems.  Any shortage of corn, either locally, or in the United States generally, could increase the price we pay for corn.  While recent corn crops have been the largest on record, poor weather conditions could result in decreases in the supply of corn which could negatively impact our operations.  During our 2009 fiscal year, a substantial hailstorm in the area near the ethanol plant damaged approximately 30,000 acres of corn and soybeans.  Further, we experienced a very wet harvest season which significantly delayed harvest in the fall of 2009.  These two factors could result in a decrease in the corn supply and or quality of corn in our area.  This could result in higher corn prices during our 2010 fiscal year which could significantly increase our cost of goods sold.  If these increases in our cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, the cost of goods sold increases could have a significant negative impact on our profitability.

Commodities Account

In an attempt to minimize the effects of the volatility of corn costs on our profitability, we opened two commodities trading accounts with ADM Investor Services, Inc. (“ADMIS”).  In addition, we hired a commodities manager to manage our corn procurement activities.  ADMIS will serve as our broker for the purchase and sale of commodity futures contracts for corn, and will enter into transactions and exercise commodity options for our account in accordance with our instructions.  We are required to maintain adequate margins in our accounts, and if we do not maintain adequate margins, ADMIS may close out any of our positions or transfer funds from our other accounts to cover the margin.  In addition, if we are unable to deliver any security or commodity bought or sold, ADMIS has authority to borrow or buy any security, commodity or other property to meet the delivery requirement.

The effectiveness of our risk management strategies is dependent on the cost of corn and our ability to sell sufficient ethanol to use all of the corn for which we have futures contracts. Our risk management activities may not be successful in reducing the risk caused by price fluctuation, which may leave us vulnerable to high corn prices.  We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn.  This increase will likely drive the price of corn upwards in our market which could impact our ability to operate profitably.

Utilities

We entered into an agreement with Northern Natural Gas in April 2008 for connection to its interstate pipeline and for transportation services for our natural gas supply.  To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline from Northern Natural Gas’s interstate pipeline has been constructed to service our plant.    Construction of the natural gas lateral pipeline was completed prior to the commencement of our operations at the ethanol plant.  We source our natural gas through various suppliers.

In December 2007, we entered into an agreement with Cornerstone Energy, LLC d/b/a Constellation NewEnergy for the procurement of our natural gas.  The contract price of the natural gas has not been set, but will be based on current market prices for natural gas plus a surcharge per MMBtu.  We also have the option to participate in Constellation’s natural gas hedging program.

We also entered into an Energy Management Services Agreement with U.S. Energy dated July 10, 2009.  Pursuant to the agreement, U.S. Energy assists us with electric energy and natural gas management and procurement.  U.S. Energy’s responsibilities include administration of our gas supply contracts, nomination, scheduling and other logistical issues such as storage and transportation, negotiation and delivery.  We work with U.S. Energy to provide estimated usage volumes on a monthly basis.  In exchange for these management services, we pay a monthly service fee, as well as pre-approved expenses in connection with the services.  The agreement for these services continues on a month to month basis.

On March 6, 2009, we entered into an Electrical Services Agreement with Hawkeye Tri-County Electric Cooperative (Hawkeye), to supply all of the electricity necessary to operate the ethanol plant.  Pursuant to the agreement, Hawkeye has installed the electrical facilities necessary to deliver all of the electric power and energy required to operate our ethanol plant.

The agreement with Hawkeye will remain in effect for ten years from the date we began processing ethanol at the plant (April 2009), and will terminate on the tenth anniversary of that date (April 2019).  We may continue to receive the service following expiration of the ten-year term for a minimum of two years.  Either party will then have the right to terminate the agreement upon six months’ written notice.

Coal Gasification

Management plans to continue to evaluate the feasibility of incorporating a coal gasification energy center as part of our strategic plan.  However, given the current general economic conditions and the credit market strains, and financial feasibility factors such as the volatility of the price of natural gas compared to the price of coal, if we do decide to install a coal gasification energy system, installation is not likely to occur in the short term.  Further, the air permit that we secured in order to allow us to proceed with the coal gasification project expired in February 2010.  Therefore, if we decide to proceed with the coal gasification project in the future, we would have to secure a new air permit which would involve significant costs.

Construction of a coal gasification energy center would require significant additional funds, and market conditions as of the date of this report are not conducive to the installation of such a system.  If we decide to install a coal gasification energy system, we will likely need to wait until the economic conditions improve and we have a history of operations and could use earnings from plant operations to help finance the cost of a coal gasification system, or any other energy-saving technologies that may be available in the future.  In addition, we would need to re-evaluate the financial feasibility of such a project in the future, taking into consideration factors including the price of natural gas versus coal and any environmental or other regulatory constraints, including securing a new air permit.  We may never proceed with the coal gasification technology.

Although we do not anticipate installing a coal gasification energy center in the short term, we have entered into several preliminary agreements related to the construction of a coal gasification energy center.  For example, in January 2007, we entered into an agreement with Burns & McDonnell to provide project development assistance regarding the use of coal gasification.  Under the agreement, Burns & McDonnell provided various engineering and design services for the coal gasification energy center.  In addition, Burns & McDonnell prepared cost estimates and preliminary designs for the necessary coal handling system and rail loop/spur that would be required for bringing the required coal to the plant.   In exchange for their services, we agreed to pay Burns & McDonnell $461,750.  As of December 31, 2009, we have incurred and paid all $461,750 of costs to Burns & McDonnell.

In addition, in December 2007, we entered into a Coal to Fuel Gas Conversion Agreement with Econo Power International Corporation (“EPIC”), under which EPIC would form an entity called Homeland Gasification, LLC (Homeland Gas).  Under the agreement, we would be joint owners with EPIC of Homeland Gas, which would construct a coal gasification facility that would utilize EPIC technology to convert coal to fuel gas to provide process energy for the ethanol plant.  This agreement contains several conditions before we have any obligations under the agreement, such as the receipt of all necessary licenses and permits, execution of a debt financing agreement and construction agreement for the project, and approval by our board of directors.   The agreement has an effective date of November 14, 2007, and the term will end on the last day of the 15th operating year of the facility, unless terminated earlier by the terms of the agreement.  Currently, Homeland Gasification, LLC has not been formed and we do not anticipate that Homeland Gasification will be formed in the short term. However, we will continue to evaluate the feasibility of coal gasification as part of our strategic plan.

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

Our management remains committed to evaluating all options for the installation of energy-saving technologies such as a coal gasification energy center or any other technology that may become feasible in the long term.

Dependence on One or a Few Major Customers

As discussed above, we entered into an exclusive ethanol marketing agreement with GPTG, and we have an agreement with CHS for the marketing of our distiller’s grains.  We rely on GPTG and CHS for the sale and distribution of all of our products.  Therefore, we are highly dependent on GPTG and CHS for the successful marketing of our products.  Any loss of GPTG or CHS as our marketing agent for our ethanol or distiller’s grains could have a significant negative impact on our revenues.  While we anticipate that we could secure other ethanol and distiller’s grains marketers if necessary, any loss of our current marketers could significantly impact our ability to operate the ethanol plant profitably.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions.  We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant.  The cost of the license granted by ICM was included in the amount we paid to Fagen to design and build our ethanol plant.

Governmental Regulation and Federal Ethanol Supports

Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol.  One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).  The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS requires the use of approximately 11 billion gallons of renewable fuels in 2009 and approximately 13 billion gallons of renewable fuels for 2010, increasing to 36 billion gallons in 2022.  The RFS also has a provision that requires the use of “advanced” renewable fuels.  These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.

In April 2007, the EPA adopted a final rule that fully implemented the RFS requirement.  In addition to fully implementing the RFS requirement, the rule created a credit trading program that is designed to allow the fuel refining industry as a whole to meet the RFS requirement in the most cost effective manner possible.  The credit trading program allows refiners who blend more renewable fuels than they are required to sell credits to refiners who blend less renewable fuels than they are required.  This credit trading program was designed to decrease any potential burden the RFS might place on small fuel refiners.

In February 2010, the EPA issued new regulations governing the RFS.  These new regulations are commonly referred to as RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions.  Specifically, the EPA adopted rules that determine which renewable fuels provide sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, with regular renewable fuels required to accomplish a 20% green house gas reduction, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these green house gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement.  However, our ethanol plant commenced construction in 2007, and as a result, we were grandfathered into the RFS and are not required to prove compliance with the lifecycle green house gas reductions.

RFS2 provides that corn-based ethanol does meet the definition of a renewable fuel under the RFS program with a green house gas reduction of approximately 21%.  However, certain provisions of RFS2 may disproportionately benefit ethanol produced from sugarcane.  This could make this type of ethanol more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

Recently the RFS has come under scrutiny.  Many in the ethanol industry believe that it is not possible to reach the RFS requirement in coming years without allowing higher percentage blends of ethanol to be used in standard (non-flex fuel) vehicles.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts the possibility of using additional ethanol in higher percentage blends such as E85 in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blending wall in 2010 or 2011.  The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold.  In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.  Such higher percentage blends of ethanol have continued to be a contentious issue.  The EPA is currently considering allowing a blend of 15% ethanol and 85% gasoline for use in standard vehicles but the EPA has delayed making a decision on this issue until sometime in 2010.  Further, as discussed above, there may be additional restrictions on what vehicles may use a 15% ethanol blend which may lead to gasoline retailers refusing to carry such a blend.  Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends.  State and federal regulations prohibit the use of higher percentage ethanol blends in standard vehicles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in standard vehicles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase and it may not be possible to meet the RFS in coming years, which could negatively impact demand for ethanol.

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009.  The Iowa renewable fuels standard is expected to be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019, which could increase local demand for ethanol significantly and may increase the local price for ethanol.  However, the Iowa renewable fuels standard will also likely lead to additional ethanol production in Iowa and corresponding increased competition for raw materials in Iowa.  Further, the Iowa legislature is in the process of considering a mandate that would require all gasoline, with a few exceptions, to contain at least 10% ethanol.  This ethanol use mandate, if passed, could also increase ethanol consumption in Iowa.

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  In place of the exemption, the bill created a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  The VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol.

Effect of Governmental Regulation

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

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant.  We have obtained all permits that are currently required for operation of the plant.  In the fiscal year ended December 31, 2009, we incurred costs and expenses of approximately $106,000 complying with environmental laws, including the cost of obtaining permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.  We anticipate incurring costs and expenses of approximately $42,000 for compliance with environmental laws for our fiscal year ended December 31, 2010.  Management believes that our environmental costs were significantly higher during our 2009 fiscal year compared to what we anticipate for our 2010 fiscal year since we completed construction and commenced operations during our 2009 fiscal year.

Employees

As of December 31, 2009, we had 40 full-time employees.  In addition, in December 2008 we entered into a Management Services Agreement with Golden Grain Energy, LLC, pursuant to which we share certain management employees, including our President/Chief Executive Officer, Walt Wendland, our Plant Manager, Chad Kuhlers, and additional middle-management employees.  Mr. Kuhlers is also a Director of Homeland Energy Solutions.  We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

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

Risks Relating to Our Business

We have a significant amount of debt, and our existing debt financing agreements contain, and any future debt financing agreements that we may require may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business.  The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements.  The level of our debt may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) making us vulnerable to increases in prevailing interest rates; (c) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (d) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for unit holders in the event of a liquidation; and (e) limiting our ability to make business and operational decisions, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.  This could negatively impact our ability to profitably operate the ethanol plant and reduce the value of our units.

Our inability to secure credit facilities we may require in the future may negatively impact our liquidity.  Due to current conditions in the credit markets, it has been difficult for businesses to secure financing.  While we do not currently require more financing than we have, and we do not anticipate requiring additional financing for the next 12 months, in the future we may need additional financing.  If we require additional financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity.  This could negatively impact the value of our units.

Increases in the price of corn or natural gas could reduce our profitability.  Our primary sources of revenue are from the sale of ethanol and distiller’s grains which require significant amounts of corn and natural gas. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control including weather and general economic factors.

Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  While market corn prices have decreased significantly from highs experienced during the middle of 2008, corn prices could significantly increase again in a short period of time.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distiller’s grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”  If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels previously experienced by the ethanol industry. Our gross margins will depend principally on the spread between ethanol and corn prices. At the end of 2008 and early 2009, the spread between the price of a gallon of ethanol and the cost of the corn required to produce a gallon of ethanol was extremely narrow.  Management anticipates that this spread will likely continue to fluctuate. Any reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition and could reduce the value of our units.

Our revenues will be greatly affected by the price at which we can sell our ethanol and distiller’s grains. Our ability to generate revenue is primarily dependent on our ability to sell the ethanol and distiller’s grains that we produce.  Ethanol and distiller’s grains prices can be volatile as a result of a number of factors. These factors include overall supply and demand, the price of gasoline, level of government support, general economic conditions and the availability and price of competing products.  Ethanol and distiller’s grains prices tend to fluctuate based on changes in energy prices and other commodity prices, such as corn and soybean meal.  Should we experience decreasing ethanol and distiller’s grain prices, particularly if corn and natural gas prices remain high, we may not be able to profitably operate the ethanol plant.  If this continues for a significant period of time, the value of our units may be negatively affected.

The parent company of our ethanol marketer, Green Plains Renewable Energy, LLC (“GPRE”),  operates several ethanol plants, including two in Iowa, which are competitors with our plant for the sale of ethanol and distiller’s grains. We depend on the sales efforts of GPRE to sell all of the ethanol produced at our plant.  However, GPRE is a competitor which operates several ethanol plants, including two in Iowa.  Our agreement with GPRE provides that GPRE will use its best efforts to market all of our ethanol, however, there is no requirement that GPRE sell our ethanol before the ethanol produced by plants operated by GPRE.  As a result, GPRE may market the ethanol produced by its plants first.  If this occurs, GPRE may not be able to sell all of the ethanol we produce.  If GPRE is unable to sell all of the ethanol we produce, it may harm the profitability of the ethanol plant and reduce the value of our units.

We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. The effectiveness of our hedging strategies is dependent on the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Our hedging activities may not successfully reduce the risk caused by price fluctuations which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial condition may also be adversely affected during periods in which corn and/or natural gas prices increase.  These hedging transactions could impact our ability to profitably operate the ethanol plant.

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distiller’s grains.  If economic or political factors adversely affect the market for ethanol or distiller’s grains, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably.  We are highly dependent on our management team to operate our ethanol plant.  Part of our management team is provided by Golden Grain Energy pursuant to the Management Services Agreement.  The Management Services Agreement provides that it can be terminated on thirty days notice in certain circumstances.  Further, our employees may decide to end their employment with us.  If the Management Services Agreement is terminated or one or more of our management employees terminate their employment, either with us or Golden Grain Energy, we may not be able to replace these individuals.  While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment.  Any loss of these managers or key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall 2010 or 2011.  Management believes that in order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles.  Such higher percentage blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in standard vehicles and vehicle manufacturers have stated that using higher percentage ethanol blends in standard vehicles would void the manufacturer’s warranty.  Recently, the EPA was expected to make a ruling on using higher percentage blends of ethanol such as E15, however, the EPA deferred making a decision on this issue until sometime in 2010.  Further, some believe the EPA is considering only approving a 15% ethanol blend for vehicles produced in model year 2001 and later.  This may lead to gasoline retailers refusing to carry a 15% ethanol blend even if it is approved.  Without an increase in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.  Our inability to operate profitably could in turn reduce or eliminate the value of our units.

The ethanol industry is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units.  The ethanol industry has grown significantly in the last decade.  According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to more than 10 billion gallons in 2009.  This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time.  As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance.  We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably.  If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices. Excess ethanol production capacity could have an adverse impact on our results of operations, cash flows and general financial condition.  If demand for ethanol does not grow at the same pace as increases in supply, we would expect the price of ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably.  The price of ethanol tends to change partially in relation to the price of gasoline.  Decreases in the price of ethanol reduce our revenue.  Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol.  If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol.  The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer.  In many parts of the country, the blending infrastructure cannot accommodate ethanol so no ethanol is used in those markets.  Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol.  Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol which may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The passage of the Energy Policy Act of 2005 included a renewable fuels mandate.  The RFS was increased in December 2007 to 36 billion gallons by 2022.  Further, some states have passed renewable fuel mandates.  All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Energy Holdings, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.  Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market.  We may not be able to compete with these larger entities.  These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in standard vehicles.  If consumers choose not to buy ethanol based on these beliefs, it would affect demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005.  The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations.

In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.  The VEETC is set to expire on December 31, 2010.  This important tax incentive might not be renewed.

Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  While the 2008 Farm Bill extended the tariff on imported ethanol through 2011, this tariff could be repealed earlier which could lead to increased ethanol supplies and decreased ethanol prices.

The elimination of any of these governmental benefits might negatively impact our ability to profitably operate the ethanol plant and could reduce the value of our units.

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  Some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere.  While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Iowa were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.  PROPERTIES.

Our plant is located on an approximately 350 acre site in Chickasaw County, Iowa.  The plant’s address is 2779 Highway 24, Lawler, Iowa 52154.  Construction of our plant was completed in April 2009.  All of our operations are located at this site.

We selected our plant site because of its close proximity to rail service and access to natural gas supplies capable of meeting plant consumption needs. The plant is located on Iowa Highway 24, which runs east/west, and is about 10 miles east of Iowa Highway 63, which runs north/south, and about 40 miles north of Iowa Highway 20, which runs east/west.  Our proximity to these highways provides us with easy access to Interstate 35 and Interstate 80.  In addition, the plant is located on the Canadian Pacific railroad line which provides us access to many markets for our products.

All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Home Federal Savings Bank, which is described below under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Short-Term and Long-Term Debt Sources.”

ITEM 3.  LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of March 10, 2010, we had 91,445 units outstanding and approximately 1,200 total members.

Unit Trading

There is no public trading market for our units.  However, on February 5, 2008, we established the Unit Trading Bulletin Board, which is a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board consists of an electronic bulletin board on our website that provides a list of interested buyers and a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically effect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our Unit Trading Bulletin Board, we do not characterize Homeland Energy Solutions as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

There are detailed timelines that must be followed under the Unit Trading Bulletin Board rules and procedures with respect to offers and sales of membership units, with which all transactions must comply.  In addition, all transactions must comply with our operating agreement, and are subject to approval by our board of directors.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified.  Some of these transfers were made without consideration and as such no price information is included.  We believe this most accurately represents the current trading value of our units.  The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2008 1st	$—	$—	$—	2,130
2008 2nd	$—	$—	$—	681
2008 3rd	$—	$—	$—	90
2008 4th	$—	$—	$—	158
2009 1st	$1,000	$1,000	$1,000	10
2009 2nd	$1,000	$1,000	$1,000	71
2009 3rd	$—	$—	$—	—
2009 4th	$850	$890	$870	40

The following table contains the bid and asked prices that were posted on our qualified matching service bulletin board and includes some transactions that were not completed.  We believe the table above more accurately describes the trading value of our units as the bid and asked prices below include some offers that never resulted in completed transactions.  The information was compiled by reviewing postings that were made on our qualified matching service bulletin board.

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2008 1st	$890	$890	$890	90
2008 2nd	$850	$850	$850	25
2008 3rd	$—	$—	$—	—
2008 4th	$—	$—	$—	—
2009 1st	$—	$—	$—	—
2009 2nd	$940	$1,250	$1,246	7,115
2009 3rd	$890	$1,000	$945	35
2009 4th	$900	$1,200	$995	200

Buyers Quarter	Low Price	High Price	Average Price	# of Units Listed
2008 1st	$—	$—	$—	—
2008 2nd	$—	$—	$—	—
2008 3rd	$—	$—	$—	—
2008 4th	$—	$—	$—	—
2009 1st	$—	$—	$—	—
2009 2nd	$—	$—	$—	—
2009 3rd	$—	$—	$—	—
2009 4th	$—	$—	$—	—

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

Distributions

We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility.  Our financial covenants are discussed in greater detail in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Short-Term and Long-Term Debt Sources.”  Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 7 – Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2009 and 2008

	2009		2008
Income Statement Data	Amount	%	Amount	%
Revenues, Net of Shipping Costs	$161,855,910	100.0	$—	—

Cost of Revenues	$142,218,998	87.9	$—	—

Gross Profit	$19,636,912	12.1	$—	—

Operating Expenses	$2,628,462	1.6	$490,850	—

Operating Income (Loss)	$17,008,450	10.5	$(490,850)	—

Other Income (Expense)	$(1,368,075)	(0.8)	$586,552	—

Net Income	$15,640,375	9.7	$95,702	—

Revenues

The plant was substantially completed and we commenced production of ethanol and distiller’s grains for sale in April 2009.  As a result, we did not have any revenue during our 2008 fiscal year to compare with the revenue we generated during our 2009 fiscal year and our revenues for our 2009 fiscal year only represent a portion of a full fiscal year.  Of the revenue that we generated during our 2009 fiscal year, approximately 86% was realized from the sale of ethanol and approximately 14% was realized from the sale of distiller’s grains.  The sale of ethanol and distiller’s grains is our only source of revenue.  Our revenue is presented in our financial statements, net of the shipping costs that are incurred in transporting our ethanol and distiller’s grains to the end customer.  These shipping charges are deducted by our ethanol and distiller’s grains marketers from the amounts realized on the sale of our ethanol and distiller’s grains.

During our 2009 fiscal year, we experienced a general increasing trend in our average ethanol prices since we commenced operations in April 2009 with a peak in June 2009 and slightly lower ethanol prices during the summer months that rebounded significantly in the fall of 2009 with the highest ethanol prices of the year during the second half of November 2009.  Management attributes this trend in the average ethanol prices we received during our 2009 fiscal year with increased commodity prices generally, including increasing energy prices, along with some early signs of improvement in the world economy.  In addition, management believes that ethanol prices were positively impacted by sugar price increases in Brazil.  Brazil produces ethanol primarily using sugarcane as the ethanol production feedstock.  Management believes that increased sugar prices in Brazil made Brazilian ethanol more expensive and reduced United States imports of Brazilian ethanol.  Further, the United States ethanol industry experienced some exports of ethanol into Europe and Brazil during 2009 as a result of these unfavorable conditions in the Brazilian ethanol market.  Management anticipates that ethanol prices will fall during our 2010 fiscal year.  The average price we received for our distiller’s grains was volatile during our 2009 fiscal year, roughly following corn prices during the year.  We experienced a drop in distiller’s grains prices during late summer and early fall of 2009 which corresponded to decreases we experienced in corn prices.  Toward the end of our 2009 fiscal year, the average price we received for our distiller’s grains rebounded slightly.  Management believes that this improvement in distiller’s grains prices at the end of our 2009 fiscal year was a result of increasing corn prices which management believes positively impacts distiller’s grains prices.  Management anticipates that distiller’s grains prices will continue to track corn prices during our 2010 fiscal year.

While the ethanol plant was only operational for a portion of our 2009 fiscal year, the ethanol plant is currently producing ethanol and distiller’s grains at an annualized rate well in excess of our 100 million gallons per year nameplate capacity.  However, management continues to fine tune the operation of the ethanol plant to improve efficiency and production at the plant.

During our 2009 fiscal year, the ethanol industry experienced increased demand for ethanol.  However, many in the ethanol industry believe that further increases in ethanol demand will be difficult to achieve as a result of the blending wall that many believe would create an artificial cap on ethanol demand at approximately 13.5 billion gallons.  As discussed above in the section entitled “ITEM 1 – BUSINESS – Government Regulation and Federal Ethanol Supports,” many believe without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.  Management believes that our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand.

As discussed above in the section entitled “ITEM 1 – BUSINESS – Competition,” the EPA is considering a proposal to raise the current 10% blending limit in conventional vehicles to 15% ethanol for each gallon of gasoline produced.  However, this E15 blend may not be approved by the EPA or may only be approved for a limited number of vehicles.  If this were to occur, it could significantly reduce any ethanol demand increases that could result from such a 15% blend.

Cost of Revenues

Our two primary costs of producing ethanol and distiller’s grains are corn costs and natural gas costs.   Our cost of revenues was approximately 87.9% of our total revenues for our 2009 fiscal year.  During our 2009 fiscal year, we experienced some volatility in the average price we paid per bushel of corn.  We experienced increasing average corn prices from the time we commenced operations in April 2009 until a peak that occurred in June 2009.  After the peak, we experienced falling corn prices during the summer of 2009.  However, corn prices increased again in October 2009 until the end of our 2009 fiscal year.  Management attributes this increase in corn prices at the end of our 2009 fiscal year with wet weather conditions during the 2009 harvest season.  These wet weather conditions significantly delayed harvest in many areas of the Midwest.  The delayed corn harvest created fears regarding the total amount of corn that would be harvested in the fall of 2009.  Further, the wet harvest conditions created fears regarding the quality of the corn that was harvested in the fall of 2009.  Management believes that corn that is of poor quality can result in decreased ethanol yields which can effect our profitability.  In addition to the poor weather conditions during the 2009 harvest, management believes that local corn prices increased during our 2009 fiscal year as a result of a significant hailstorm that occurred near the ethanol plant which damaged approximately 30,000 acres of corn and soybeans.  Management anticipates that corn costs will remain relatively stable during our 2010 fiscal year unless we experience poor weather conditions or significant increases in corn demand.

During our 2009 fiscal year, we experienced natural gas prices that generally were lower than natural gas prices in recent years.  We experienced higher natural gas pricing in the fourth quarter of our 2009 fiscal year as a result of typical premium natural gas pricing during the winter months.  During the winter months, demand for natural gas increases as a result of heating needs.  Management anticipates that natural gas prices will remain higher during the winter months during our 2010 fiscal year and will thereafter decrease.  However, management believes that if the United States and world economies continue to improve, natural gas demand may increase which may result in increased natural gas prices during our 2010 fiscal year, especially compared to our 2009 fiscal year.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened commodities trading accounts.  In addition, we have hired a commodities manager to manage our corn procurement activities.   Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol and distiller’s grains.  The effectiveness of our risk management strategies is dependent on the cost of corn and our ability to sell sufficient products to use all of the corn for which we have entered into risk management contracts.  However, we may not be able to successfully reduce the risk caused by such price fluctuations, which may leave us vulnerable to changing corn prices.   During our 2009 fiscal year, we experienced an approximately

$2,366,000 realized gain and an unrealized loss of $238,000 related to our corn and natural gas derivative instruments which decreased our costs of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  Our plant is expected to grind approximately 40 million bushels of corn per year.  During our 2009 fiscal year, we entered into risk management positions for approximately 4 to 7% of the corn that we used to produce our ethanol and distiller’s grains.  Going forward, we anticipate entering into risk management positions with respect to approximately 4 to 7% of our annual corn needs.  As of December 31, 2009, we had risk management positions in place for approximately 5% of our corn needs for our 2010 fiscal year.  As of December 31, 2009 approximately 0.2% of our forward corn purchase contracts were with a related party.

Operating Expense

We experienced a significant increase in our operating expenses during our 2009 fiscal year compared to our 2008 fiscal year.  This significant increase in operating expenses is primarily related to the fact that we commenced operations at the ethanol plant in April 2009.  Our operating expenses during our 2009 fiscal year included an asset impairment of approximately $481,000 related to a change order during construction of the plant to change the design from one large thermal oxidizer stack to two smaller thermal oxidizer stacks.  We also experienced significantly higher professional expenses, primarily legal and audit, related to increased SEC compliance costs during our 2009 fiscal year.  We experienced a significant increase in operating expenses related to increased insurance costs during our 2009 fiscal year, primarily for the increased property values and the insurance costs due to the plant being under full-time production.  In addition, we experienced approximately $303,000 in amortization expenses during our 2009 fiscal year related to the amortization of loan fees and utility rights.  Our wages and benefits increased significantly during our 2009 fiscal year as a result of the fact that we hired approximately 40 employees during our 2009 fiscal year in order to operate the ethanol plant.  By comparison, we only had 3 employees as of December 31, 2008.  In addition, the amount we spent reimbursing Golden Grain Energy for the services of its employees pursuant to the Management Services Agreement during our 2009 fiscal year was approximately $560,000, compared to approximately $17,000 during our 2008 fiscal year.  The reason for this increase was we did not execute the Management Services Agreement until the middle of December 2008, as a result we only incurred expenses for less than one month pursuant to the agreement during our 2008 fiscal year.  Currently, one of our 40 employees, our Environmental Protection Agency (“EPA”) Compliance Officer, is subject to the Management Services Agreement with Golden Grain and Golden Grain supplies us with five shared positions.  We estimate that our costs related to salaries and benefits are approximately $575,000 per year and include our total costs related to salaries and benefits for all administrative employees, including those under the Management Services Agreement.  We do not expect that these expenses will vary significantly with the level of production at the ethanol plant.  Our miscellaneous expense increased significantly during our 2009 fiscal year compared to our 2008 fiscal year as a result of the plant being under full-time production.  Included in miscellaneous expenses is items such as travel expense, office supplies, computers and other costs associated with our operations.

Other Income (Expense)

We experienced approximately $1.4 million in other expense during our 2009 fiscal year compared to other income of approximately $600,000 during our 2008 fiscal year.  Management attributes this shift in other income/expense during our 2009 fiscal year with the fact that we commenced operations at the ethanol plant in April 2009.  We experienced a significant amount of interest expense during our 2009 fiscal year as a result of the fact that we stopped capitalizing the interest on our construction loan with Home Federal once the plant became operational.  Since we were capitalizing the interest from our construction loan while the plant was still being constructed, we did not have any interest expense during our 2008 fiscal year.  Further, we experienced less interest income during our 2009 fiscal year compared to our 2008 fiscal year as a result of funds needed to complete plant construction and for day to day operational requirements.  During our 2009 fiscal year, we received $415,000 in grant income associated with the working capital grant from the USDA’s Value Added Producer Grant and an On the Job Training grant from Northeast Iowa Community College which amounted to $300,000 and $115,000 respectively.  We had no grant income during our 2008 fiscal year.

Changes in Financial Condition for Fiscal Years Ended December 31, 2009 and 2008

We experienced a significant increase in our current assets as of December 31, 2009 compared to December 31, 2008.  Management attributes this increase in current assets with the fact that the ethanol plant was operational on December 31, 2009 and was still being constructed as of December 31, 2008.  We had more cash on hand as of December 31, 2009 compared to December 31, 2008 as a result of the fact that we were selling ethanol and distiller’s grains as of December 31, 2009 while we had no revenue on December 31, 2008.  We experienced significant increases in our accounts receivable and inventory as of December 31, 2009 compared to December 31, 2008 as a result of production and sales of ethanol and distiller’s grains we experienced during our 2009 fiscal year.  We had approximately $870,000 due from our commodities broker as of December 31, 2009 due to funds that were being held in our margin account with our commodities broker related to our risk management positions.  We had not entered into any risk management positions as of December 31, 2008, therefore we had no amount due from our commodities broker at that time.  We experienced a significant increase in our prepaid and other expenses as of December 31, 2009 compared to December 31, 2008, primarily as a result of prepaid insurance and electric and natural gas utilities costs due to our commencement of operations.

We experienced an increase in the total amount of our property and equipment as of December 31, 2009 compared to December 31, 2008 as a result of the completion of our ethanol plant.  The total value of our property and equipment was decreased by approximately $8.7 million in accumulated depreciation during our 2009 fiscal year.  We had a comparatively smaller accumulated depreciation as of December 31, 2008 due to the fact that we had not completed construction of the plant as of December 31, 2008.

The value of our other assets was higher at December 31, 2009 compared to December 31, 2008 which resulted from increases in our restricted cash account and the value of our utilities rights offset by a smaller decrease in the amount of unamortized loan fees.  Our loan fees are amortized over the period of the loan which is five years.  The amount of our restricted cash account increased as a result of interest income we experienced during our 2009 fiscal year.  The value of our utility rights net of amortization increased as a result of the completion of construction of the electric and gas utilities to the plant.  The value of these utility rights are amortized over a period of 15 years from the start of production in April 2009.

We experienced a significant increase in our current liabilities as of December 31, 2009 compared to December 31, 2008.  Management attributes this increase in current liabilities with the fact that we commenced operations of the ethanol plant during our 2009 fiscal year.  We experienced an increase in our accounts payable as of December 31, 2009 compared to December 31, 2008, primarily as a result of the fact that we commenced operations during our 2009 fiscal year.  Our accounts payable as of December 31, 2009 primarily consisted of raw material purchases.  Comparatively, our accounts payable as of December 31, 2008 primarily consisted of accounts payable and retainage related to our plant construction.  Our derivative instruments represented a liability on our balance sheet as of December 31, 2009.  We had no derivative instrument positions as of December 31, 2008.

We experienced a significant decrease in the amount of retainage payable we had outstanding at December 31, 2009 compared to December 31, 2008.  The reason for this significant decrease is that we completed construction of the ethanol plant during our 2009 fiscal year.  The remaining amount we are holding as retainage is due to outstanding issues related to several smaller construction projects.  We anticipate paying this remaining retainage during our 2010 fiscal year.  We experienced an increase in interest payable as of December 31, 2009 compared to December 31, 2008 as a result of the fact that we paid all of the accrued interest on our loan as of December 31, 2008 so there was no interest payable at that time.  During the period of time when our ethanol plant was being constructed, we were not making payments on our credit facilities.

We experienced an increase in our property tax payable as of December 31, 2009 compared to December 31, 2008.  This increase was the result of a Replacement Utilities Tax assessed due to the fact that we are a bypass natural gas user, which means that we purchase natural gas directly from the hub and not through a distributor.  As a result, we are responsible for paying the Replacement Utilities Tax.  The estimated total tax due for our 2009 fiscal year natural gas consumption is $197,000.  In addition, we had a larger current liability as of December 31, 2009 compared to December 31, 2008 related to our payroll expenses as a result of the fact that we have significantly more employees as of December 31, 2009 compared to December 31, 2008.  We experienced a significant increase in the amount of the current maturities on our long term debt as of December 31, 2009 compared to December 31,

2008 as a result of the fact that we started making payments on our credit facilities with Home Federal in February 2010.  Included in the approximately $6.8 million in current maturities of our long-term debt is 11 months of principal payments of $616,667.

We experienced an increase in the amount of our long-term debt net of current maturities as of December 31, 2009 compared to December 31, 2008 as a result of draws we made on our long-term debt during our 2009 fiscal year related to construction of the ethanol plant.  This increase was partially offset by a smaller amount of principal payments on our long-term debt.

The total amount of our members’ equity increased as of December 31, 2009 compared to December 31, 2008 as a result of a significant increase in retained earnings as of December 31, 2009 from our commencement of operations and net income earned.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations, our $20,000,000 revolving line of credit and our $6,000,000 line of credit.  These credit facilities are described in greater detail below under “Short-Term and Long-Term Debt Sources.”  As of December 31, 2009, we had $26,000,000 available pursuant to the revolving loan and revolving line of credit.  Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  We do not anticipate seeking additional equity or debt financing in the next 12 months.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the fiscal years ended December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008
Net cash provided by operating activities	$10,502,000	$41,000
Net cash used in investing activities	(27,117,000)	(108,939,000)
Net cash provided by financing activities	17,402,000	43,957,000
Cash at beginning of period	45,000	64,986,000
Cash at end of period	832,000	45,000

Cash Flow From Operations

We experienced a significant increase in the cash provided by our operating activities during our 2009 fiscal year compared to our 2008 fiscal year as a result of the fact that we commenced operations in April 2009.  We experienced a significant increase in net income during our 2009 fiscal year compared to our 2008 fiscal year because we commenced selling ethanol and distiller’s grains during our 2009 fiscal year.  We had nearly $9 million in depreciation and amortization during our 2009 fiscal year as a result of our ethanol plant becoming operational.  In addition, our cash position was decreased during our 2009 fiscal year compared to our 2008 fiscal year as a result of significant increases in our accounts receivable, inventory, due from broker and pre-paid expenses due to our commencement of operations in April 2009.  We also experienced a significant increase in our accounts payable and other liabilities as a result of the fact that we commenced operations in our 2009 fiscal year.  The net effect of these changes is that our operations provided us with significantly more cash in our 2009 fiscal year compared to our 2008 fiscal year.

Cash Flow From Investing Activities

We used significantly less cash in investing activities during our 2009 fiscal year compared to our 2008 fiscal year.  This decrease in the cash that we used for investing activities was primarily the result of spending significantly less on plant construction during our 2009 fiscal year compared to our 2008 fiscal year.

Cash Flow From Financing Activities

We received significantly less cash from our financing activities during our 2009 fiscal year compared to our 2008 fiscal year, primarily as a result of decreased proceeds that we received from our long-term debt during our 2009 fiscal year compared to our 2008 fiscal year.  In addition, we used a significant amount of cash during our 2008 fiscal year as payments for rejected subscriptions from our general equity offering.  We had significantly higher payments on our long-term debt during our 2009 fiscal year as a result of the fact that we commenced making loan payments during our 2009 fiscal year.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility with Home Federal.  In return, we executed a mortgage in favor of Home Federal creating a senior lien on substantially all of our assets. The Master Loan Agreement provides for (i) a construction loan in an amount not to exceed $94,000,000 (of which up to $20,000,000 may be converted to a term revolving loan upon start-up of operations), and (ii) a revolving line of credit loan in an amount not to exceed $6,000,000.

On July 1, 2009, we converted the $94,000,000 construction loan with Home Federal into a $74,000,000 term loan and a $20,000,000 term revolving loan under the terms of the Master Loan Agreement.  We made monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later.  Beginning in the seventh month after conversion, or on February 1, 2010, we began making equal monthly principal payments in the amount of $616,667 plus accrued interest. All unpaid principal and accrued interest on the term loan will be due on the fifth anniversary of such conversion. We have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the LIBOR Rate plus 325 basis points.

We agreed to the terms of a $20,000,000 Term Revolving Loan which was converted on July 1, 2009 from the construction loan and has a maturity date of five years from the conversation date or July 2014. Interest on the Revolving Term Loan accrues at a rate equal to the LIBOR Rate plus 325 basis points. We are required to make monthly payments of interest until the maturity date of the Term Revolving Loan in July 2014, on which date the unpaid principal amount of the Term Revolving Loan becomes due.

Revolving Line of Credit Loan

Under the terms of the Master Loan Agreement, we agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit. The Revolving Line of Credit Loan became available on July 1, 2009 when all conditions to the Revolving Line of Credit Loan were met. The aggregate principal amount of the Revolving Line of Credit Loan may not exceed the lesser of $6,000,000 or the Borrowing Base. The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (iii) 75% of the eligible inventory. Interest on the Revolving Line of Credit Loan accrues at a rate equal to the LIBOR Rate plus 325 basis points. We are required to make monthly payments of accrued interest until the Revolving Line of Credit Loan expires, on which date the unpaid principal amount becomes due and payable. The Revolving Line of Credit Loan expires on June 30, 2010.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment. Balances outstanding on the Term Loan, Term Revolving Loan and Revolving Line of Credit as of December 31, 2009 were $69,000,000, $0 and $0, respectively. Amounts available on the Term Loan, Term Revolving Loan and Revolving Line of Credit as of December 31, 2009 were $0, $20,000,000 and $6,000,000, respectively.

IDED Loans

We also entered into two unsecured loan agreements with the Iowa Department of Economic Development (IDED); one for a $100,000 loan to be repaid over 60 months starting in April 2008 at a 0% interest rate and one for a $100,000 forgivable loan. The forgivable loan was subject to meeting terms of the agreement, including installation of coal gasification and the fulfillment of job creation obligations.  We repaid the interest free and forgivable loans in full on April 23, 2009 because we did not fulfill the coal gasification requirement of the IDED agreement.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios.  As of December 31, 2009, we were in compliance with all of our debt covenants and financial ratios.  On November 15, 2009, we made a $5,000,000 free cash flow payment as part of the covenant calculations. This payment was made with funds from the long term revolving loan currently in place with our senior lender.  We are required to maintain a debt service reserve account of $10,000,000 for use by Home Federal for repayment of the loans.   Should Home Federal apply any of the funds in this account, we are required to replenish the account to $10,000,000.  We had in excess of $10,000,000 in our debt service reserve account as of December 31, 2009.  Once we achieve and maintain tangible net worth of 65% and are in compliance with all other covenants, the debt service fund will be released to us and we will no longer be required to replenish the account.  Tangible net worth is calculated as the excess total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable).  It is difficult to predict when and if we will achieve tangible net worth of 65%, however, we had tangible net worth of 59% or approximately $106,837,000 as of December 31, 2009.

In addition, we assigned all rents and leases to our property to Home Federal.  As additional security for the performance of the obligations under the Master Loan Agreement, a security interest was granted in the government permits for the construction of the ethanol plant and all reserves, deferred payments, deposits, refunds, cost savings and payments of any kind relating to the construction of the project.  If we attempt to change any plans and specifications for the project from those that were approved by Home Federal that might adversely affect the value of Home Federal’s security interest and have a cost of $25,000 or greater, we must obtain Home Federal’s prior approval.

In addition, after conversion of the loan on July 1, 2009, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually.  As a prerequisite to conversion, we were required to certify that we had working capital of at least $10,000,000 as of May 1, 2009.  Our certification showed that we had working capital of $20,970,603.    We will be required to have working capital of at least $12,000,000 by May 1, 2010 and annually thereafter.  In addition, we were required to certify that we had tangible net worth of $87,000,000 as of May 1, 2009.  Our certification showed that we had a tangible net worth of $88,539,073 as of May 1, 2009.  Our tangible net worth requirement increased to $90,000,000 by December 31, 2009,  and increases by $5,000,000 annually until we are required to meet $105,000,000 by December 31, 2012, and annually thereafter.  As of December 31, 2009, we had tangible net worth of $106,837,000.  Management anticipates that we will be in compliance with all of our debt covenants and financial ratios during our 2010 fiscal year.

Failure to comply with the loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.

Should we default on any of our obligations pursuant to the Home Federal loans, Home Federal may terminate its commitment to provide us funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable.  Events of default include, the failure to make payments when due, our insolvency, any material adverse change in our financial condition or the breach of any of the covenants, representations or warranties we have in connection with the transaction.

Grants and Government Programs

In addition to our equity and debt financing we have applied for and received various grants.  In May 2006 we received a grant from the Iowa Corn Promotion Board in the amount of $25,000 for the preparation of our feasibility study and legal fees during our equity drive.

On December 19, 2007, the Iowa Department of Economic Development approved us for a package of benefits, including a grant of $240,000 for the construction of a turning lane off of Iowa Highway 24 to the plant as well as a package of tax benefits under the High Quality Jobs Program from the State of Iowa. Such tax benefits include a refund of sales, service and use taxes paid to contractors during the construction phase, an investment tax credit of up to $10,000,000 for qualified expenditures directly related to the new jobs created, and a property tax exemption for a portion of the value added by improvements we made to our property directly related to new jobs created by the plant (estimated at $10,350,000).  In order to receive these benefits, we are required to meet certain requirements by 2012, such as the creation of 40 full-time employee positions meeting certain minimum wage and benefit criteria.  These 40 positions must be maintained for at least two years following their creation. Currently, we have 40 employees and hope to maintain the minimum job requirement until 2012.

On September 16, 2009, we received notice that we had satisfied the conditions for disbursing the sales, service and use tax refund and the investment tax credit.  The Department of Economic Development agreement contains certain requirements that we are required to meet through 2012.  In the event that we fail to meet or maintain any one of the requirements of the High Quality Jobs Creation Program or Funding Agreement, we are subject to repayment of all or a portion of the incentives and assistance received based on specific provisions of the agreement.  The agreement provides that IDED may elect to have us repay a portion of the benefits received, on a pro rata basis, based on the number of jobs attained compared to the number of jobs pledged.  We have maintained all of the requirements to be met to date and have not incurred any liability for repayment of the incentives and assistance received.

We received preliminary approval for a loan guarantee of 60% of a potential $40,000,000 loan through Home Federal Savings Bank from the United States Department of Agriculture (“USDA”) under the Rural Energy Program based on some unique efficiencies at our plant.  However, we were required to meet certain conditions prior to the receipt of the loan guarantee which we have not yet been able to meet. We recently received an extension from the USDA of its commitment until November 2010.  However, if we do not meet those conditions by November 2010, we may not receive the guarantee.

In June 2009, we were awarded a $300,000 working capital grant from the USDA pursuant to the Value-Added Producer Grant (“VAPG”) program.  Pursuant to the program, the USDA can provide up to 50% of the eligible project amount, which in our case was $625,000.  We are required to utilize the funds, as well as the $325,000 in matching funds, for corn, yeast, enzymes and processing chemical purchases.

Grants and Government Programs for Coal Gasification

We applied to the Iowa Power Fund for approximately $8,000,000 in funds to help finance the construction of a coal gasification energy center.  However, our application was rejected and we will not receive any funds from the Iowa Power Fund at this time.

We were awarded two unsecured loan agreements with the Iowa Department of Economic Development.  The forgivable loan was subject to installation of coal gasification technology.  We repaid the interest free and forgivable loans in full on April 23, 2009 because we did not fulfill the coal gasification requirement of the IDED agreement.

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

Derivative Instruments

In January 2009, we began entering into derivative instruments to hedge our exposure to price risk related to forecasted corn and forward corn purchase contracts through our commodities accounts with ADM Investor Services, Inc. (“ADMIS”).  We may also occasionally enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not plan to enter into derivative instruments other than for hedging purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments will be effective economic hedges of specified risks.

Capitalization of Interest

The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Financial Accounting Standards Board ASC Topic 835, Interest, Subtopic 20, Capitalization of Interest.  This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized approximately $957,000 of interest for the period from December 7, 2005 (date of inception) through December 31, 2008. Interest capitalized in 2009 was approximately $817,000 which was for the period prior to full- time production.

Revenue recognition

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

Long-Lived Assets

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

Inventory Valuation

Inventories are generally valued at the lower of cost (first-in, first-out) or market.  In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

Accounting pronouncements

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

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company adopted this statement in the fourth quarter of fiscal 2009.  The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value (ASU 2009-05).  The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after August 2009.  The Company adopted this statement during the quarter ended September 30, 2009. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

New pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements begin on page 35.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of

Homeland Energy Solutions, LLC

Lawler, IA

We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC as of December 31, 2009 and 2008, and the related statements of operations, members’ equity, and cash flows for the years then ended.  Homeland Energy Solutions, LLC’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

March 10, 2010

Homeland Energy Solutions, LLC

Balance Sheets

December 31, 2009 and December 31, 2008

	12/31/2009	12/31/2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$832,040	$44,599
Accounts receivable	9,347,223	—
Inventory	6,273,488	—
Due from broker	870,059	—
Prepaid expenses	1,889,834	115,867
Other current assets	599,134	—
Total current assets	19,811,778	160,466

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	3,705,585
Buildings	4,863,070	—
Equipment	129,209,097	58,963
Construction in progress	1,230,695	136,065,515
	157,774,442	139,830,063
Less accumulated depreciation	8,667,290	7,886
Total property and equipment	149,107,152	139,822,177

OTHER ASSETS
Loan fees, net of amortization 2009 $406,305; 2008 $229,382	766,667	943,590
Restricted cash	10,256,026	10,044,677
Utility rights, net of amortization 2009 $184,293; 2008 $0	2,578,065	2,085,708
Total other assets	13,600,758	13,073,975

TOTAL ASSETS	$182,519,688	$153,056,618

	12/31/2009	12/31/2008
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,736,836	$2,877,051
Derivative instruments	238,125	—
Retainage payable	140,312	6,532,576
Interest payable	213,693	—
Property tax payable	265,069	6,424
Payroll and benefits payable	263,360	20,870
Current maturities of long term liabilities	6,795,116	20,000
Total current liabilities	12,652,511	9,456,921

LONG-TERM DEBT, less current maturities	62,263,911	51,636,807

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MEMBERS’ EQUITY
Capital units, less syndication and offering costs	89,572,744	89,572,744
Retained earnings	18,030,522	2,390,146
Total members’ equity	107,603,266	91,962,890

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$182,519,688	$153,056,618

See Notes to Financial Statements.

Homeland Energy Solutions, LLC

Statements of Operations

	Year Ended	Year Ended
	Ended 12/31/09	Ended 12/31/08

REVENUES, NET OF SHIPPING COSTS	$161,855,910	$—

COSTS OF REVENUES	142,218,998	—

GROSS PROFIT	19,636,912	—

OPERATING EXPENSES
Wages & benefits	616,122	82,752
Asset impairment	480,875	—
Professional expenses	454,325	364,747
Insurance	340,617	—
Amortization	302,777	—
Miscellaneous expense	165,644	16,077
Office expense	90,126	10,039
Pre-operational costs	70,733	—
Depreciation	46,078	3,797
Utilities & communication expense	36,387	7,190
Filings fees/permits	24,778	—
Rent	—	6,248
TOTAL OPERATING EXPENSES	2,628,462	490,850

OPERATING INCOME (LOSS)	17,008,450	(490,850)

OTHER INCOME (EXPENSE)
Interest expense	(2,013,993)	—
Interest income	230,594	586,552
Grant income	415,324	—
	(1,368,075)	586,552

Net income	$15,640,375	$95,702

Basic and diluted net income per capital unit	$171.04	$1.05

Weighted average number of units outstanding for the calculation of basic and diluted net income per capital unit	91,445	91,445

See Notes to Financial Statements.

Homeland Energy Solutions, LLC

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,640,375	$95,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,961,647	3,797
Loss on sale of property and equipment	124,783
Unrealized loss (gain) on risk management activities	238,125	—
Asset impairment	480,875	—
Change in working capital components:
(Increase) in accounts receivable	(9,347,223)	—
(Increase) decrease in inventory	(6,273,488)	—
(Increase) in cash due to (from) broker	(870,059)	—
(Increase) in prepaid expenses	(2,373,101)	—
(Increase) in other assets	—	(52,187)
Increase in accounts payable	3,416,949	191,403
Increase (decrease) in other current liabilities	714,829	(198,164)
Net cash provided by operating activities	10,713,713	40,551

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(211,349)	(10,044,677)
Payments for equipment and construction in progress	(26,796,585)	(96,989,280)
Proceeds from sale of property and equipment	160,000	—
Payments for other assets	(480,558)	(1,750,925)
Purchase of land & land options	—	(154,103)
Net cash (used in) investing activities	(27,328,492)	(108,938,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowing	22,587,220	51,471,807
Payments on long-term borrowing	(5,185,000)	(15,000)
Payments for rejected subscriptions	—	(7,500,000)
Net cash provided by (used in) financing activities	17,402,220	43,956,807

Net (decrease) in cash	787,441	(64,941,627)

CASH AND CASH EQUIVALENTS
Beginning	44,599	64,986,226
Ending	$832,040	$44,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,616,527	$654,402

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	$860,394	$2,417,559
Retainage payable related to construction in progress	140,312	6,532,576
Interest capitalized	817,183	654,402
Insurance costs capitalized	83,423	308,475
Loan fee amortization capitalized	58,974	176,923

See Notes to Financial Statements.

Homeland Energy Solutions, LLC

Statement of Members’ Equity

For the Years ended December 31, 2009 and 2008

Balance, December 31, 2007	$91,867,188

Net income for the year ended December 31, 2008	95,702

Balance, December 31, 2008	91,962,890

Net Income for the year ended December 31, 2009	15,640,375

Balance, December 31, 2009	$107,603,265

See Notes to Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Financial Statements

1.              NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:  Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) (the “Company”) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution throughout the United States.  In addition, the company produces and sells distillers dried grains as byproducts of ethanol production.  Site preparation was completed and construction began in November 2007.  Prior to commencing operations on April 4, 2009, the Company was a development stage entity with its efforts being principally devoted to organizational activities and construction activities.

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

Inventory:  Inventories are generally valued at the lower of cost (first-in, first-out) or market.  In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

Property and Equipment:  The Company incurred site selection and plan development costs on the proposed site that were capitalized.  Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred.  Property and equipment are stated at cost.  The Company uses the straight-line method of computing depreciation over estimated useful lives as follows.  There is no comparison to December 31, 2008 due to the vast majority of assets being classified as construction in process as of that date.

	Estimated Useful Life in Years	Cost	Net Book Value
Land & Improvements
Land	n/a	$4,772,882	4,772,882
Road Infrastructure	20	13,709,332	13,196,195
General Sitework	40	3,989,366	3,914,565
Buildings
Grain Handling Buildings	10-15	1,496,621	1,420,196
Process Buildings	20	317,122	305,230
Administrative Buildings	40	3,049,327	2,992,152
Equipment
Mechanical Equipment	10-20	121,557,467	113,812,015
Rail Handling Equipment	40	7,155,376	7,022,711
Administrative & Maintenance Equipment	7-15	496,254	440,511
Total		$156,543,747	147,876,457

For the year ended December 31, 2009, depreciation expense was $8,667,290 and accumulated book depreciation totaled $8,667,290.

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

The Company entered into a change order during the original construction of the plant to change the design from one large thermal oxidizer stack to two smaller thermal oxidizer stacks.  The unused larger stack was deemed impaired by approximately $250,000 because construction materials used to make the stack dropped in value.  The estimated fair market value of the asset was $250,000 at September 30, 2009.  The asset was sold for $160,000 which resulted in an additional loss of $90,000.

The total loss on asset impairments for the twelve months ending December 31, 2009 was $480,875 and is included in operating expense.

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

Intangible Assets:  Intangible assets consist of loan fees and utility rights.  Utility rights consist of payments to electric and natural gas companies for construction in aid of electric and gas lines to the facility which the company retains no ownership rights to the assets.  The loan fees are amortized over the term of the loan and utility rights are amortized over 15 years which is the anticipated useful life utilizing the straight-line method. The useful life was determined in part by the length of service agreements the Company has with the utility companies as well as normal usage of such infrastructure.  Amortization for the next five years is estimated as follows:

	Loan Fees	Utility Rights	Total
2010	$176,923	$245,724	$422,647
2011	176,923	245,724	422,647
2012	176,923	188,006	384,175
2013	176,923	168,768	345,691
2014	58,995	168,768	271,974
Thereafter	—	1,561,081	1,603,260
Total	$766,667	$2,578,065	$3,450,394

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

Capitalization of interest:  The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards Board ASC Topic 835, Interest, Subtopic 20, Capitalization of Interest.  This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized approximately $957,000 of interest for the period from December 7, 2005 (date of inception) through December 31, 2008.  The Company capitalized an additional amount of $817,000 in 2009 for the period prior to the start of production.

Grant Income:  Revenue for grants awarded to the Company is  recognized upon meeting the requirements set forth in the grant documents.  In June 2009, the Company was awarded a $300,000 working capital grant from the USDA’s Value-Added Producer Grant (“VAPG”).  The VAPG can provide up to 50% of the total project amount, $625,000 in our case, to be used for working capital.  We are required to utilize the grant funds, as well as the $325,000 in matching funds, for corn, yeast, enzymes and processing chemical purchases. In October 2009, we were awarded an On the Job Training Grant from Northeast Iowa Community College in the amount of approximately $115,000.  The funds were used to offset the costs of employee training which took place from January to March 2009 prior to production startup.

Income Taxes:  The Company is organized as a limited liability company under state law.  Accordingly, the Company’s earnings pass through to the members and are taxed at the member level.  No income tax provision has been included in these financial statements.  Differences between the financial statement basis of assets and the tax basis of assets are related to capitalization and amortization of organization and start-up costs for tax purposes.  Differences also exist in the treatment of unrealized gains and losses on investments in grain contracts, derivative instruments, and hedging activities and differences between depreciable lives and methods used for book and tax purposes.  All fiscal tax years of the Company are subject to examination by the Internal Revenue Service.

In June 2006, the FASB issued new guidance for accounting for uncertainty in income taxes.  This guidance clarifies the requirements of accounting for income taxes, relating to the recognition of income tax benefits.  The provisions of this have subsequently been included in the FASB Accounting Standards Codification Topic 740 that provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain.  The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  The Company has evaluated whether it was necessary to recognize any benefit from uncertain tax positions in currently open tax periods and determined that, primarily due to its status as a partnership, there are no material uncertainties within its filed tax returns.  As a result, no liability related to implementation of this guidance has been recorded.

As of December 31, 2009, the Company’s net assets exceeded their tax basis by approximately $17,300,000.

Net Income (loss) per Unit:  Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net income (loss) per unit are the same.

Environmental Liabilities: The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded for the period from inception to December 31, 2009.

Risks and Uncertainties:  The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company began operations in April 2009. The Company’s revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 85% of total revenues, while 15% of revenues is generated from the sale of distiller grains and other by-products.  Corn costs average 80% of cost of revenues.

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

Reclassification:  Certain items have been reclassified within the financial statements for periods before December 31, 2009.  The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the December 31, 2009 financial statements.

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

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company adopted this statement in the fourth quarter of fiscal 2009.  The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value (ASU 2009-05).  The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after August 2009.  The Company adopted this statement during the quarter ended September 30, 2009. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

New pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s financial position or results of operations.

2.              INVENTORY

Inventory consisted of the following as of December 31, 2009.  There was no inventory as of December 31, 2008.

December 31, 2009
Raw Materials	$3,152,894
Work in Process	1,191,732
Finished Goods	1,928,862
Totals	$6,273,488

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

The interest rate at December 31, 2009 based on the LIBOR Rate plus 325 basis points is 3.485%.  The estimated maturities of long-term debt for the period ended December 31, 2009 are as follows:

2010	$6,795,116
2011	7,400,004
2012	7,400,004
2013	7,400,004
2014	40,063,949
Total	$69,059,077

The long term debt includes a long term accounts payable in the amount of $47,248 which was for the installation of the cream yeast system used to improve the efficiency of the production process.

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

If the Company fails to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.  Balances outstanding on the term loan, term revolving loan and revolving line of credit as of December 31, 2009 were $69,000,000, $0 and $0, respectively. Amounts available on the term loan, term revolving loan and revolving line of credit as of December 31, 2009 were $0, $20,000,000 and $6,000,000, respectively.

Covenants

In addition, during the term of the loans, the Company will be subject to certain financial covenants at various times calculated monthly, quarterly or annually.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit the access to the capital resources necessary to continue plant operations. As of December 31, 2009, the Company was in compliance with all covenants.  The Company made a $5,000,000 free cash flow payment on the term loan on November 15, 2009 as part of the covenant calculations. This payment was made with funds from the long term revolving loan currently in place with our senior lender.

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

5.              RELATED PARTY TRANSACTIONS

The Company has engaged one of its board members as Vice President of Project Development.  The Vice President of Project Development served as an independent contractor to provide project development and consulting services through construction and initial start-up of the project.  Costs incurred for these services were $20,000 for the year ended December 31, 2008 and $20,000 for the year ended December 31, 2009.

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn.  Purchases during the twelve months ended December 31, 2009 from these companies and individuals totaled approximately $13,924,000.  Amounts due to these members was approximately $29,000 as of December 31, 2009.  There were no purchases during the same periods of 2008 and therefore no amount due to them as of December 31, 2008.

On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services thru December 15, 2011.  Pursuant to the Agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the Agreement. For the year ended December 31, 2009 the Company incurred net costs of approximately $560,000 related to this agreement.  For the year ended December 31, 2008, the Company incurred net costs of approximately $17,000 related to this agreement.

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

Ethanol,  Distiller’s grain, marketing agreements and major customers

The Company has entered into a marketing agreement to sell the entire ethanol produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges.  As of December 31, 2009, the Company has commitments to sell approximately 19,685,000 gallons at various fixed and basis price levels indexed against exchanges for delivery through March 2010. Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing gallons in the open market.  The Company has not incurred any losses due to non-delivery of product and anticipates that all contracts will be sufficient to cover costs in the future.

The Company has entered into a marketing agreement to sell the entire distiller grains produced at the plant to an unrelated party at a mututally agreed on price, less commissions and transportation charges.  The initial term of the agreement is for one year beginning with the start-up of production in April 2009.  The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of December 31, 2009, the Company had approximately 77,000 tons of distiller grains commitments for delivery through August 2010 at various fixed prices. Should the Company not be able to meet delivery on these tons in the future the Company will be responsible for purchasing tons in the open market.  The Company has not incurred any losses due to non-delivery of product.

Approximate sales and marketing fees related to the agreements in place for the year ended December 31, 2009 were as follows:

2009

Sales ethanol	$138,544,000
Sales distiller grains	23,169,000

Marketing fees ethanol	1,030,000
Marketing fees distiller grains	460,000

12/31/09
Amount due from ethanol marketer	$7,908,000
Amount due from distiller marketer	1,133,000

There were no sales or marketing fees during 2008.

On November 29, 2007 the Company was awarded a USDA loan guarantee which was subject to using coal gasification technology.  This award provided for a guarantee of 60% of a potential $40,000,000 loan through Home Federal Savings Bank.  As of December 31, 2009, the Company had received notification that the USDA would allow us to qualify for the guarantee taking into consideration certain efficiencies at the plant without the coal gasification requirement.  However, we must meet certain requirements prior to the receipt of the loan guarantee.  The USDA reserved the right to terminate its commitment if certain conditions set forth in the agreement were not met by November 2009.  However, the USDA recently extended this deadline until November 2010.  There is no guarantee we will be able to meet these requirements.   This loan is not included in the master loan agreement with Home Federal (see Note 3).

On December 19, 2007, the Iowa Department of Economic Development approved the Company for a package of benefits, provided the Company meets and maintains certain requirements.  The package provides for the following benefits: (1) a $100,000 forgivable loan and a $100,000 interest-free loan under the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program which was paid off during 2009 (see Note 3); (2) a grant of $240,000 under the Revitalize Iowa’s Sound Economy program for the construction of a turning lane off of Iowa Highway 24 to the plant; and (3) the following tax incentives under the High Quality Jobs Program from the state of Iowa:

•                  Refund of sales, service or use taxes paid to contractors and subcontractors during construction work was received in the amount of $573,000.  The amount received was accounted for as a reduction of construction costs.  Any refunds received in the future will be accounted for as a reduction of construction costs.

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

•                  Local Value-added Property Tax Exemption (estimated at $10,350,000).  Chickasaw County has approved an exemption from taxation on all or a portion of the value added by improvements to real property directly related to new jobs created by location or expansion of the company and used in the operations of the company.  The property taxes paid on September 30, 2009 reflected the first portion of the abatement over the 20 year period.  All exemptions are accounted for as a reduction of property tax expense.

On September 16, 2009 the Company received notice that it had satisfied the conditions for disbursing the sales, service and use tax refund and the investment tax credit.  The Department of Economic Development agreement contains certain requirements that the Company is required to meet through 2012.  In the event that the Company fails to meet or maintain any one of the requirements of the High Quality Jobs Creation Program or Funding Agreement the Company is subject to repayment of all or a portion of the incentives and assistance received based upon specific provisions of the agreement. The Company has maintained all of the requirements to be met to date and has not incurred any liability for repayment of the incentives and assistance received.

At December 31, 2009, the Company had outstanding commitments for purchases of approximately $8,785,000 of corn at various prices, of which approximately $324,000 is with related parties.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following:

2010	$4,320,000
2011	4,320,000
2012	4,320,000
2013	4,320,000
2014	4,320,000
Thereafter	14,688,000
Total anticipated commitments	$36,288,000

7.              LEASE OBLIGATIONS

During fiscal year 2009, the Company entered into leases for rail cars and rail moving equipment with original terms up to 3 years.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases.   Rent expense incurred for the operating leases during the year ended December 31, 2009, was approximately $1,415,000.

At December 31, 2009 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2010	$1,948,900
2011	1,923,230
2012	464,355
2013	84,080
2014	16,500
Total lease commitments	$4,437,065

8.              EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  The Company makes a matching contribution based on the participants’ eligible wages.  The Company made matching contributions of approximately $24,000 during the year ended December 31, 2009.

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company’s plant will grind approximately 40 million bushels of corn per year.  During the previous period, the Company has hedged between 5% and 7% of its monthly grind.  At December 31, 2009, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 4% to 7% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under authoritative accounting guidance and, as amended and, therefore, are not marked to market in the Company’s financial statements. The fair value of the Company’s open derivative positions are summarized in the following table as of December 31, 2009.

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts	Derivative Instruments	$—	$238,125

The following table represents the amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the year ended December 31, 2009:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
• Commodity Contracts for the nine month period	Cost of Goods Sold	$2,366,059	(238,125)	2,127,934

10.       FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Current Liability, derivative financial instruments	238,125	238,125	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at December 31, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Homeland Energy is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Principal Executive Officer, Walter W. Wendland, and our Principal Financial and Accounting Officer, Jeffrey S. Grober. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2009 was effective.

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

Changes in Internal Controls

During our quarters ended March 31, June 30, September 30 and December 31, 2009, we have enhanced our month and quarter end financial close process.  Additionally, our audit committee has enhanced its review of our disclosure controls and procedures.  Under the Management Services Agreement with Golden Grain Energy, LLC, we had a Chief Financial Officer during our 2009 fiscal year with the requisite knowledge and expertise to oversee the financial reporting process.  Further, effective as of January 1, 2010, we have a full-time Chief Financial Officer who is not a shared employee pursuant to the Management Services Agreement.  On January 1, 2009, we implemented new accounting software capable of providing high quality financial statements and capable of providing the appropriate level of security for the information.  We have also developed and implemented policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2010 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after our 2009 fiscal year end, December 31, 2009.  This proxy statement is referred to in this report as the 2010 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                   Financial Statements

The financial statements appear beginning at page 34 of this report.

(2)                                   Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)                                   Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference

3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-135967).

3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-135967).

3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant’s registration statement on Form SB-2 (Commission File 333-135967).

3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant’s registration statement on Form SB-2 (Commission File 333-135967).

4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-135967).

10.1	Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.		Exhibit 10.24 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2007.

10.2	First Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.		Exhibit 10.25 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2007.

10.3	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2007.

10.4	Patent and Technology Licensing Agreement dated July 26, 2007 between Homeland Energy Solutions and Econo-Power International Corporation.		Exhibit 10.27 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2007.

10.5	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.30 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.6	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.31 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.7	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.32 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.8	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.33 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.9	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.34 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.10	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.35 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.11	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.36 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.12	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.13	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.14	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.15	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.16	Coal to Gas Conversion Agreement dated November 14, 2007 between Homeland Energy Solutions, LLC and Homeland Gasification, LLC	Exhibit 10.41 to the registrant’s Form 10-KSB filed with the Commission on February 22, 2008.

10.17	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant’s Form 10-KSB/A filed with the Commission on May 15, 2008.

10.18	Master Contract between Homeland Energy Solutions, LLC and Iowa Department of Economic Development dated September 20, 2007.		Exhibit 10.43 to the registrant’s Form 10-KSB/A filed with the Commission on May 15, 2008.

10.19	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.		Exhibit 10.44 to the registrant’s Form 10-KSB/A filed with the Commission on May 15, 2008.

10.20	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy — CEI, LLC dated December 4, 2007. +		Exhibit 10.45 to the registrant’s Form 10-KSB/A filed with the Commission on May 15, 2008.

10.21	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy — Gas Division CEI, LLC dated December 4, 2007. +		Exhibit 10.46 to the registrant’s Form 10-KSB/A filed with the Commission on May 15, 2008.

10.22	Ethanol Marketing Agreement with VBV, Inc. dated August 11, 2008. +		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 14, 2008.

10.23	Distiller’s Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on August 14, 2008.

10.24	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.		Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on August 14, 2008.

10.25	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.		Exhibit 10.4 to the registrant’s Form 10-Q filed with the Commission on August 14, 2008.

10.26	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.		Exhibit 10.1 to the registrant’s Form 10-K filed with the Commission on February 26, 2009.

10.27	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on May 15, 2009.

10.28	U.S. Energy Agreement dated July 10, 2009.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 14, 2009.

14.1	Code of Ethics.		Exhibit 10.1 to the registrant’s Form 10-K filed with the Commission on February 26, 2009.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	March 10, 2010	/s/ Walter W. Wendland
Walter W. Wendland
President/Chief Executive Officer
(Principal Executive Officer)

Date:	March 10, 2010	/s/ Jeffrey S. Grober
Jeffrey S. Grober
Treasurer/Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2010	/s/ Stephen K. Eastman
Stephen K. Eastman,
Chairman, Director

Date: March 10, 2010	/s/ Bernard Retterath
Bernard Retterath, Director

Date: March 10, 2010	/s/ Patrick C. Boyle
Patrick C. Boyle, Vice President of Project
Development, Director

Date: March 10, 2010	/s/ Steven L. Dietz
Steve Dietz, Secretary and Director

Date: March 10, 2010	/s/ Steven Retterath
Steven Retterath, Director

Date: March 10, 2010	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date: March 10, 2010	/s/ Leslie M. Hansen
Leslie M. Hansen, Director

Date: March 10, 2010	/s/ Edward Hatten
Edward Hatten, Director

Date: March 10, 2010	/s/ Jim Boeding
Jim Boeding, Director