Form 10-Q
period 2010-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2010-05-17
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

OR

☐         Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934.

For the transition period from           to          .

Commission File Number: 000-53202

HOMELAND ENERGY SOLUTIONS, LLC

(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24, Lawler, Iowa, 52154

(Address of principal executive offices)

(563) 238-5555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 17, 2010, there were 91,445 units outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

Homeland Energy Solutions, LLC

Balance Sheets

March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,288,003	$832,040
Accounts Receivable	6,641,085	9,347,223
Inventory	6,415,711	6,273,488
Due from broker	—	870,059
Derivative instruments	1,234,285	—
Prepaid expenses	1,666,391	1,889,834
Other current assets	771,949	599,134
Total current assets	25,017,424	19,811,778

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	22,471,580
Buildings	4,863,070	4,863,070
Equipment	129,209,097	129,209,097
Construction in progress	1,452,346	1,230,695
	157,996,093	157,774,442
Less accumulated depreciation	11,559,250	8,667,290
Total property and equipment	146,436,843	149,107,152

OTHER ASSETS
Loan fees, net of amortization 2010 $450,536; 2009 $406,305	722,436	766,667
Restricted cash	10,293,161	10,256,026
Utility rights, net of amortization 2010 $243,357; 2009 $184,293	2,119,001	2,578,065
Total other assets	13,134,598	13,600,758

TOTAL ASSETS	$184,588,865	$182,519,688

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,742,285	$5,619,270
Derivative instruments	—	238,125
Due to Broker	344,437	—
Current maturities of long-term debt	12,411,960	6,795,116
Total current liabilities	15,498,682	12,652,511

COMMITMENTS AND CONTINGENCIES

LONG-TERM DEBT, less current maturities	55,410,855	62,263,911

MEMBERS’ EQUITY
Capital units, less syndication and offering costs	89,572,744	89,572,744
Retained earnings	24,106,584	18,030,522
Total members’ equity	113,679,328	107,603,266

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$184,588,865	$182,519,688

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC

Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended March 31, 2010	Ended March 31, 2009

REVENUE, NET OF SHIPPING COSTS	$57,013,486	$—

COSTS OF GOODS SOLD	49,837,844	—

GROSS PROFIT	7,175,642	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	467,321	1,216,537

OPERATING INCOME (LOSS)	6,708,321	(1,216,537)

OTHER INCOME (EXPENSE)
Interest expense	(698,991)	—
Interest income	66,732	77,557
	(632,259)	77,557

Net income (loss)	$6,076,062	$(1,138,980)

Basic & diluted net income (loss) per capital unit	$66.44	$(12.45)

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	91,445	91,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC

Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,076,062	$(1,138,980)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,995,255	14,073
Unrealized loss (gain) on risk management activities	(1,472,410)	183,063
Asset impairment	—	480,875
Change in working capital components:
Accounts receivable	2,706,138	—
Inventory	(142,223)	(1,857,300)
Due to (from) broker	1,214,496	(291,346)
Prepaid expenses and other assets	50,628	(1,798,380)
Accounts payable and accrued expenses	(2,016,591)	1,518,992
Net cash provided by (used in) operating activities	9,411,355	(2,889,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of utility rights	400,000	—
Payments for equipment and construction in progress	(1,082,045)	(9,484,824)
Payments for other assets	—	(880,875)
Net cash (used in) investing activities	(682,045)	(10,365,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	—	213,034
(Increase) in restricted cash	(37,135)	(77,550)
Proceeds from long-term borrowings	—	13,082,662
Payments on long-term borrowings	(1,236,212)	(5,000)
Net cash provided by (used in) financing activities	(1,273,347)	13,213,146

Net increase (decrease) in cash	$7,455,963	$(41,556)

CASH AND CASH EQUIVALENTS
Beginning	832,040	44,599
Ending	$8,288,003	$3,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$606,431	$354,150

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	$—	$7,956,793
Retainage payable related to construction in progress	—	6,061,418
Interest capitalized	—	354,150
Insurance costs capitalized	—	71,273
Loan fee amortization capitalized	—	44,231

See Notes to Unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

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

Significant Accounting Policies:

Basis of Presentation:  The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the company’s audited financial statements for the year ended December 31, 2009, contained in the Company’s annual report on Form 10-K for 2009.  In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

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

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

The Company enters into short-term cash, option and futures contracts as a means of securing purchases of corn, natural gas and sales of ethanol for the plant and managing exposure to changes in commodity and energy prices.  All of the Company’s derivatives are designated as non-hedge derivatives for accounting purposes, with changes in fair value recognized in net income.  Although the contracts are economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Risks and Uncertainties:  The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 85% of total revenues, while approximately 15% of revenues are generated from the sale of distiller grains and other by-products.  Corn costs average approximately 80% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program is used to protect against the price volatility of these commodities.

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

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

Company will continue to evaluate crush margins on a regular basis.  Based on the Company’s operating plan and the borrowing capacity, management believes it has the capital to meet its obligations throughout the next twelve month period.

2.              Inventory

Inventory consisted of the following as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Raw Materials	$3,133,045	$3,152,894
Work in Process	1,130,625	1,191,732
Finished Goods	2,152,041	1,928,862
Totals	$6,415,711	$6,273,488

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

On July 1, 2009 the Company converted the $94,000,000 construction loan with Home Federal Savings Bank into a $74,000,000 term loan and a $20,000,000 term revolving loan under the terms of the Master Loan Agreement and supplements thereto.  The Company made monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later.  Beginning in the seventh month after conversion, or on February 1, 2010, equal monthly principal payments in the amount of $616,667 plus accrued interest will be made.  All unpaid principal and accrued interest on the term loan will be due on the fifth anniversary of such conversion.  The Company will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal.  The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal.  If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement.  The remaining portion will bear interest at a rate equal to the LIBOR Rate plus 325 basis points.

The Company agreed to the terms of a $20,000,000 Term Revolving Loan which was converted on July 1, 2009 from the construction loan and has a maturity date of five years from the conversation date or July 2014.  Interest on the Revolving Term Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points.  The Company will be required to make monthly payments of interest until the maturity date of July 2014, on which date the unpaid principal amount of the Revolving Term Loan will become due and payable.

Revolving Line of Credit Loan

Under the terms of the Master Loan Agreement and the third supplement thereto, the Company agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit.  The Revolving Line of Credit Loan became available on July 1, 2009 when all conditions precedent to the Revolving Line of Credit Loan were met. The aggregate principal amount of the Revolving Line of Credit Loan may not exceed the lesser of $6,000,000 or the Borrowing Base.  The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

sum of (i) 75% of the eligible accounts receivable, plus (ii) 75% of the eligible inventory.  Interest on the Revolving Line of Credit Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points.  The Company will be required to make monthly payments of accrued interest until the Revolving Line of Credit Loan expires on June 30, 2010, on which date the unpaid principal amount will become due and payable.

If the Company fails to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.  Balances outstanding on the term loan, term revolving loan and revolving line of credit as of March 31, 2010 and December 31, 2009  were $67,766,667, $0 and $0, and $69,000,000, $0 and $0, respectively. Amounts available on the term loan, term revolving loan and revolving line of credit as of March 31, 2010 were $0, $20,000,000 and $6,000,000, respectively.

Covenants and Susequent Event

In addition, during the term of the loans, the Company will be subject to certain financial covenants at various times calculated monthly, quarterly or annually.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit the access to the capital resources necessary to continue plant operations.  The Company made a $5,000,000 free cash flow payment on the term loan on April 22, 2010, as part of the covenant calculations.  This payment has been classified as a current liability as a result of the subsequent payment.

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

4.              Related Party Transactions

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn.  Purchases during the three months ended March 31, 2010 and 2009 from these companies and individuals totaled approximately $6,308,000 and $421,000, respectively.  Amounts due to these members was approximately $16,000 and $29,000 as of March 31, 2010 and December 31,2009, respectively.

On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services.  Pursuant to the Agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the Agreement. For the three months ending March 31, 2010, the Company incurred net costs of approximately $107,000 related to this agreement.  The cost for the same period of 2009 related to this agreement was approximately  $122,000.

5.              Commitments, Contingencies and Agreements

Ethanol,  Distiller’s grain, marketing agreements and major customers

The Company has entered into a marketing agreement to sell all ethanol produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges.  As of March 31, 2010, the Company has commitments to sell approximately 23,332,000 gallons at various fixed and basis price levels indexed against exchanges for delivery through September 2010. Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing gallons in the open market.  The Company has not incurred any losses due to non-delivery of product and anticipates that all contracts will be sufficient to cover costs in the future.

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges.  The initial term of the agreement is for one year beginning with the start-up of production in April 2009.  The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of March 31, 2010, the Company had approximately 19,000 tons of distiller grains commitments for delivery through December 2010 at various fixed prices. Should the Company not be able to meet delivery on these tons in the future, the Company will be responsible for fulfilling the commitment  in the open market.  The Company has not incurred any losses due to non-delivery of product.

Approximate sales and marketing fees related to the agreements in place for the three month period ending March 31, 2010 are as follows below.  There were no sales or marketing fees during  the three months ended March 31, 2009.

Three Months ended March 31, 2010

Sales ethanol	$48,459,000
Sales distiller grains	8,460,000

Marketing fees ethanol	370,000
Marketing fees distiller grains	117,000

As of March 31,2010
Amount due from ethanol marketer	5,275,000
Amount due from distiller marketer	1,258,000

At March 31, 2010, the Company had outstanding commitments for purchases of approximately $21,632,000 of corn at various prices.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following:

2010	$3,950,000
2011	3,950,000
2012	3,950,000
2013	3,950,000
2014	3,870,000
Thereafter	13,080,000
Total anticipated commitments	$32,750,000

6.              LEASE OBLIGATIONS

During fiscal year 2009 and 2010 the Company entered into leases for rail cars, rail moving equipment and loading equipment with original terms up to 5 years.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases.   Rent expense incurred for the operating leases during the three  months ended March 31, 2010, was approximately $404,000.  No rent expense was incurred for the operating leases during the period ended March 31, 2009.

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

At March 31, 2010 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2010	$1,833,850
2011	1,802,000
2012	451,100
2013	117,500
2014	117,500
Thereafter	32,400
Total lease commitments	$4,354,350

7.              DERIVATIVE INSTRUMENTS

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company’s plant will grind approximately 40 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At March 31, 2010, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 11% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under authoritative accounting guidance and, as amended and, therefore, are not marked to market in the Company’s financial statements. The fair value of the Company’s open derivative positions are summarized in the following table as of March 31, 2010 and December 31, 2009.

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts at 3/31/10	Derivative Instruments	$1,234,285	$—

Derivatives not designated as hedging instruments:
Commodity Contracts at 12/31/09	Derivative Instruments	$	$238,125

The following table represents the amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three ending March 31, 2010:

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
• Commodity Contracts for the three months ended 3/31/10	Cost of Goods Sold	$1,490,629	1,234,285	2,724,914

Derivatives not designated as hedging instruments:
Commodity Contractss for the three months ended 3/31/09	Operating Expense	193,347	(183,063)	10,284

8.              FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below

Derivative financial instruments:  Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs.  For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

March 31, 2010

	Total	Level 1	Level 2	Level 3

Current Asset, derivative financial instruments at 3/31/10	1,234,285	1,234,285	—	—

Current Liability, derivative financial instruments at 12/31/09	238,125	238,125	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at March 31, 2010.

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

•                  Volatility of corn, natural gas, ethanol, unleaded gasoline, distillers grains and other commodities prices and availability;

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

•                  Changes in federal and/or state laws including the Renewable Fuels Standard and VEETC, or the elimination of any federal and/or state ethanol tax incentives;

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

Overview

Homeland Energy Solutions, LLC (referred to herein as “we,” “us,” the “Company,” “Homeland” or “Homeland Energy”) is an Iowa limited liability company.  Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa.   We began producing ethanol and distillers grains at the plant in April 2009.  The ethanol plant is currently operating at a rate in excess of its nameplate capacity of 100 million gallons.

Prior to April 2009, we installed the infrastructure necessary to support plant operations and began operations.  We also obtained the permits required to construct and operate the plant. The total project cost was approximately $176,000,000, which included construction of our ethanol plant and start-up of operations.  We financed the construction and start-up of the ethanol plant with a combination of equity and debt.  We currently employ 42 employees.

Our revenues are derived primarily from the sale of our ethanol and distillers grains.  We market and sell our products primarily in the continental United States through third party marketers.  We have an Ethanol Marketing Agreement with Green Plains Trade Group LLC (“GPTG”), which is the ethanol marketing and distribution subsidiary of Green Plains Renewable Energy, LLC (“GPRE”).  We have also entered into a Distillers Grains Marketing Agreement with CHS, Inc. (“CHS”), wherein CHS purchases the distillers grains produced at our plant and sells them to its customers.

There have been a number of recent developments in legislation that impacts the ethanol industry.  One such development concerns the federal Renewable Fuels Standard (RFS).  The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.  Further, certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Several lawsuits have been filed challenging the California LCFS.

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of 10%.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.  On December 31, 2009, the biodiesel blenders’ credit was allowed to expire.  Recently, Congress passed legislation to reinstate the biodiesel blenders’ credit until December 31, 2010.  However, the bills passed by the House and Senate must be reconciled and the final bill must be signed by the President before the tax credit will be reinstated.  If the VEETC that benefits the ethanol industry is allowed to expire, it could negatively impact demand for ethanol and may harm our financial condition.

Since the ethanol plant became operational in April 2009, we do not have comparable income, production and sales data for the three months ended March 31, 2009.  Accordingly, we do not provide a full comparison of our financial results between reporting periods in this report.  If you undertake your own comparison, it is important that you keep this in mind.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2010 and 2009.  Because we did not begin operating the plant until April 2009, we do not have comparable operating data for the three months ended March 31, 2009.

	Three Months Ended March 31, 2010 (Unaudited)		Three Months Ended March 31, 2009 (Unaudited)
	Amount	%	Amount	%
Income Statement Data
Revenues	$57,013,486	100.0	$—	—

Cost of Goods Sold	$49,837,844	87.4	$—	—

Gross Profit	$7,175,642	12.6	$—	—

Selling, General and Administrative Expenses	$467,321	0.8	$1,216,537	—

Operating Income (Loss)	$6,708,321	11.8	$(1,216,537)	—

Other Income (Expense)	$(632,259)	(1.1)	$77,557	—

Net Income (Loss)	$6,076,062	10.7	$(1,138,980)	—

Revenues

The plant was substantially completed and we commenced production of ethanol and distillers grains for sale in April 2009.  As a result, we did not have any revenue during the first quarter of 2009 to compare with the revenue we generated during the first quarter of 2010.  Of the revenue that we generated during the first quarter of 2010, approximately 85% was realized from the sale of ethanol and approximately 15% was realized from the sale of distillers grains.  The sale of ethanol and distillers grains is our only source of revenue.  Our revenue is presented in our financial statements, net of the shipping costs that are incurred in transporting our ethanol and distillers grains to the end customer.  These shipping charges are deducted by our ethanol and distillers grains marketers from the amounts realized on the sale of our ethanol and distillers grains.

During the first quarter of 2010, we experienced a decreasing trend in the price we received for our ethanol.  Ethanol prices peaked in November 2009 and have been decreasing since that time.  Management attributes this decreasing trend in ethanol prices with increased production of ethanol and steady demand.  Management believes that demand for ethanol is being affected by what is known as the blending wall.  The blending wall is a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This theoretical limit acts as a cap on ethanol demand which can negatively impact ethanol prices.  If ethanol supply continues to expand without a corresponding increase in ethanol demand, management anticipates further decreases in ethanol prices.

Management anticipates that ethanol prices will be relatively stable during for the rest of our 2010 fiscal year unless the EPA approves an increase in the amount of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles.  The EPA is considering allowing a blend of 15% ethanol and 85% gasoline (called E15) for use in standard vehicles.  The EPA has delayed making a decision on E15 until sometime in 2010.  If the EPA allows a 15% ethanol blend, it may result in increased ethanol demand which could positively impact ethanol prices.  However, the EPA may restrict what vehicles can use E15 which may lead to gasoline retailers refusing to carry E15.  Further, the EPA may mandate labeling requirements for the E15 blend which may be unattractive to gasoline consumers and may result in decreased ethanol demand.  Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends.  In addition, we expect some seasonality of demand for ethanol that coincides with increased gasoline demand during the summer driving season which may have a positive impact on ethanol prices.

During the first quarter of 2010, we also experienced a decreasing trend in the price we received for our distillers grains.  Management attributes this decreasing price trend in distillers grains with decreased export demand for distillers grains along with increased supply of distillers grains and concerns about the quality of distillers grains.  Vomitoxin was a significant concern related to corn harvested in the fall of 2009 due to the very wet conditions and late harvest.  Vomitoxin from corn used in the ethanol production process remains in the distillers grains which are the co-product of the ethanol production process.  If the corn that is used to produce ethanol contains high levels of vomitoxin, it can affect the quality of the distillers grains that are produced and affect the price of distillers grains.  Management anticipates that distillers grains prices will decrease in July and August and will start to recover after that time.  These changes are in part related to typical annual price changes in the corn and soybean markets.  After the end of the first quarter of 2010, distillers grains prices increased.  Management attributes this increase in prices to increased distillers grains demand from China.  Management anticipates continued growth in export distillers grains demand which management believes will have a positive impact on distillers grains prices.

The ethanol plant continues to produce ethanol and distillers grains at a rate that is in excess of our nameplate production capacity of 100 million gallons per year.  Management continues to fine tune the operation of the ethanol plant in an effort to increase the amount of ethanol and distillers grains that we can produce.

Cost of Goods Sold

Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs.   Our cost of goods sold was approximately 87% of our total revenues for the first quarter of 2010. During the first quarter of 2010, we experienced a decreasing trend in our costs per bushel of corn.  Management attributes this decreasing trend in corn costs with increased corn production estimates and increased corn carryover.  Management anticipates that corn prices will be steady for the rest of our 2010 fiscal year with the typical increase in corn prices until July and then decreasing prices thereafter.  However, management believes that unfavorable weather conditions or increased global demand could result in significant increases in corn prices in a relatively short period of time.

During the first quarter of 2010, we experienced natural gas prices that were somewhat volatile.  We continued to experience higher natural gas prices earlier in the first quarter of 2010 as a result of premium pricing during the winter months.  This premium pricing is related to higher natural gas demand related to heating needs.  Management anticipates that the average natural gas prices will be relatively steady during the remaining quarters of our 2010 fiscal year although there likely will be some volatility in the market.  However, natural gas prices could increase if economic conditions continue to improve prompting increases in natural gas demand.

During the first quarter of 2010, we experienced an approximately $1.5 million realized gain and an unrealized gain of approximately $1.2 million related to our corn and natural gas derivative instruments.  For accounting purposes, we recognize the gains that result from changes in the value of our derivative instruments in cost of goods sold as the changes occur.  Our plant is expected to grind approximately 40 million bushels of corn per year.  We anticipate entering into risk management positions with respect to approximately 10 to 15% of our annual corn needs.  As of March 31, 2010, we had risk management positions in place for approximately 11% of our corn needs for the next 12 months.  In addition, we anticipate entering into derivative instrument positions with respect to approximately 2% of our annual natural gas needs.  As of March 31, 2010, we had risk management positions in place for approximately 2% of our natural gas needs for the remaining quarters of our 2010 fiscal year.

Selling, General and Administrative Expenses

We experienced a significant decrease in selling, general and admnistrative expenses during the first quarter of 2010 compared to the first quarter of 2009.  During the first quarter of 2009, we recorded an asset impairment related to a change order during construction of the plant to change the design from one large thermal oxidizer stack to two smaller thermal oxidizer stacks.  In addition, our selling, general and admnistrative expenses were lower for the first quarter of 2010 compared to the first quarter of 2009 due to the fact that all of our wages and benefits were included in selling, general and admnistrative expenses during the first quarter of 2009.  Once we became operational, all of our wages and benefits attributable to our production staff are included in our cost of goods sold and only our administrative employees’ wages and benefits are included in our selling, general and admnistrative expenses.

Other Income (Expense)

We experienced an increase in other expense for the first quarter of 2010 compared to the first quarter of 2009.  We had less interest income during the first quarter of 2010 compared to the first quarter of 2009 as a result of a decrease in the market interest rate.  In addition, we experienced a significant amount of interest expense during the first quarter of 2010 as a result of our outstanding Home Federal loans.  We did not have any interest expense during the first quarter of 2009 because we were capitalizing the interest on our loans until the ethanol plant became operational.

Changes in Financial Condition for the Three Months Ended March 31, 2010

We experienced an increase in our current assets as of March 31, 2010 compared to December 31, 2009.  This increase was primarily due to a significant increase in the amount of cash we had on hand.  We experienced an increase in the amount of cash we had on hand at March 31, 2010 compared to December 31, 2009 as a result of the continued profitable operation of the ethanol plant.  In addition, we experienced a significant decrease in the value of our accounts receivable at March 31, 2010 compared to December 31, 2009 due to a decrease in the market price of ethanol.

We experienced a decrease in the total value of our property and equipment at March 31, 2010 compared to December 31, 2009 as a result of an increase in the accumulated depreciation of our buildings and equipment.

We experienced an increase in our current liabilities at March 31, 2010 compared to December 31, 2009.  At March 31, 2010, we had less outstanding accounts payable compared to December 31, 2009 as a result of timing issues related to payments we made for our raw materials and to our service providers.  In addition, we experienced an increase in the current portion of our long-term debt at March 31, 2010 compared to December 31, 2009 as a result of the fact that we commenced making principal payments on our long-term loan in February 2010.  As a result, the current amount of our long-term debt at December 31, 2009 only included 11 months of principal payments on our long-term loan.  As of March 31, 2010, we included 12 months of principal payments in the current portion of our long-term debt.  In addition, the current portion of our long-term debt includes a $5 million free cash flow payment that we paid after the end of the first quarter of 2010.  The total amount of our long-term debt was lower at March 31, 2010 compared to December 31, 2009 as a result of our continuing debt service payments.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations, our $20,000,000 term revolving loan and our $6,000,000 line of credit.  These credit facilities are described in greater detail below under “Short-Term and Long-Term Debt Sources.”  As of March 31, 2010, we had $26 million available pursuant to the revolving loan and revolving line of credit and we had approximately $8.3 million in cash and equivalents.  Following the end of the first quarter of 2010, we made a $5 million free cash flow payment to our primary lender using cash we had on hand.  Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  We do not anticipate seeking additional equity or debt financing in the next 12 months.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
Net cash provided by (used in) operating activities	$9,411,355	$(2,889,003)
Net cash (used in) investing activities	$(682,045)	$(10,443,249)
Net cash provided by (used in) financing activities	$(1,273,347)	$13,290,696

Operating Cash Flows.  We generated significantly more cash from our operating activities during the first quarter of 2010 compared to the first quarter of 2009 because our plant was operational during the 2010 period.  We commenced operations at the ethanol plant in early April 2009.  Since we were preparing to commence operating the ethanol plant at the end of the first quarter of 2009, we experienced increases in our inventory and prepaid expenses which had a negative impact on our cash flow from our operating activities.

Investing Cash Flows.  We used significantly less cash for investing activities during the first quarter of 2010 compared to the first quarter of 2009.  We used a significant amount of cash during the first quarter of 2009 for equipment purchases and construction in progress payments as we were completing the construction of our ethanol plant at that time.

Financing Cash Flows.  Our financing activities provided cash during the first quarter of 2009 due to approximately $13 million that we received from our Home Federal loans which we used to pay costs associated with the construction of our ethanol plant.  By comparison, during the first quarter of 2010, we used cash for our financing activities in making payments on our Home Federal term loan.  We did not receive any proceeds from our loans during the first quarter of 2010.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility with Home Federal.  In return, we executed a mortgage in favor of Home Federal creating a senior lien on substantially all of our assets.  The Master Loan Agreement provides for a (i) $74 million term loan; (ii) $20 million term revolving loan; and (iii) $6 million revolving line of credit.

Term Loan

The original principal amount of the term loan was $74,000,000.  We made monthly payments of accrued interest on the term loan until February 1, 2010.  On February 1, 2010, we began making equal monthly principal payments in the amount of $616,667 plus accrued interest. All unpaid principal and accrued interest on the term loan will be due on July 1, 2014. We have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon between us and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion of the term loan will bear interest at a rate equal to the LIBOR plus 325 basis points.  As of March 31, 2010, the principal balance of the Home Federal term loan was approximately $67,767,000.  As of March 31, 2010, interest on the term loan accrued at an annual rate of 3.478%.

Term Revolving Loan

In addition to the term loan, we have a $20,000,000 term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the LIBOR plus 325 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan, on which date the unpaid principal amount of the term revolving loan becomes due.  As of March 31, 2010, we had no outstanding borrowing and $20,000,000 available to be drawn on the term revolving loan.

Revolving Line of Credit

Under the terms of the Master Loan Agreement, we agreed to the terms of a revolving line of credit. The revolving line of credit became available on July 1, 2009.  The aggregate principal amount of the revolving line of credit may not exceed the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of certain eligible accounts receivable, plus (ii) 75% of certain eligible inventory.  Interest on the revolving line of credit accrues at a rate equal to the LIBOR plus 325 basis points. We are required to make monthly payments of accrued interest until the revolving line of credit expires, on which date the unpaid principal amount becomes due and payable. The revolving line of credit expires on June 30, 2010.  As of March 31, 2010, we had no outstanding borrowing and $6,000,000 available to be drawn on the revolving line of credit.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios.  As of March 31, 2010, we were in compliance with all of our debt covenants and financial ratios.  We are required to maintain a debt service reserve account of $10,000,000 for use by Home Federal for repayment of the loans.   Should Home Federal apply any of the funds in this account, we are required to replenish the account to $10,000,000.  We had in excess of $10,000,000 in our debt service reserve account as of March 31, 2010.  Once we achieve and maintain tangible net worth of 65%, based on audited financial statements, and are in compliance with all other covenants, the debt service fund will be released to us and we will no longer be required to replenish the account.  However, should our tangible net worth fall below 65% at any time in the future, we would again be required to replenish the debt service fund.  Tangible net worth is calculated as the excess total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable).  It is difficult to predict when and if we will achieve tangible net worth of 65%, however, we had tangible net worth of approximately 60% or approximately $110,838,000 as of March 31, 2010.

In addition, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually.  We are required to have working capital of at least $12,000,000 as of May 1, 2010 and annually thereafter.  Our tangible net worth requirement was $90,000,000 as of December 31, 2009, and increases by $5,000,000 annually until we are required to meet $105,000,000 by December 31, 2012, and annually thereafter.  Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for the next 12 months.

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

We are required by the Master Loan Agreement to make an additional payment each year equal to 100% of our excess cash flow as that term is defined in the Master Loan Agreement.  This excess cash flow payment is capped at $5,000,000 each year.  Following the end of the first quarter of 2010, we made an excess cash flow payment of $5,000,000 to Home Federal.  As a result, we will make no further excess cash flow payments during our 2010 fiscal year.  We are only required to make the excess cash flow payment until our tangible net worth is equal to or greater than 65% of our total assets.

Grants and Government Programs

In addition to our equity and debt financing, we have applied for and received various grants.  In May 2006 we received a grant from the Iowa Corn Promotion Board in the amount of $25,000 for the preparation of our feasibility study and legal fees during our equity drive.

On December 19, 2007, the Iowa Department of Economic Development approved us for a package of benefits, including a grant of $240,000 for the construction of a turning lane off of Iowa Highway 24 to the plant as well as a package of tax benefits under the High Quality Jobs Program from the State of Iowa. Such tax benefits include a refund of sales, service and use taxes paid to contractors during the construction phase, an investment tax credit of up to $10,000,000 for qualified expenditures directly related to the new jobs created, and a property tax exemption for a portion of the value added by improvements we made to our property directly related to new jobs created by the plant (estimated at $10,350,000).  In order to receive these benefits, we are required to meet certain requirements by 2012, such as the creation of 40 full-time employee positions meeting certain minimum wage and benefit criteria.  These 40 positions must be maintained for at least two years following their creation. Currently, we have 42 employees and hope to maintain the minimum job requirement until 2012.

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

We were awarded two unsecured loan agreements from the Iowa Department of Economic Development.  The forgivable loan was subject to installation of coal gasification technology.  We repaid the interest free and forgivable loans in full on April 23, 2009 because we did not fulfill the coal gasification requirement of the IDED agreement.

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

Revenue from the sale of our products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned.  Shipping costs incurred in the sale of ethanol and distillers grains are not specifically identifiable and as a result, revenue from the sale of ethanol and distillers grains is recorded based on the net selling price reported to us from the marketer.

We consider the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at March 31, 2010.

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

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Jeffrey Grober, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.    Exhibits

(a)           The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 17, 2010	/s/ Walter W. Wendland
Walter W. Wendland
Chief Executive Officer and President (Principal Executive Officer)

Date:	May 17, 2010	/s/ Jeffrey S. Grober
Jeffrey S. Grober
Chief Financial Officer (Principal Financial and Accounting Officer)