Form 10-Q
period 2010-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2010-08-13
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 13, 2010, there were 91,445 units outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

Homeland Energy Solutions, LLC

Balance Sheets

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,727,848	$832,040
Accounts Receivable	5,068,407	9,347,223
Inventory	6,198,499	6,273,488
Due from broker	—	870,059
Derivative instruments	31,863	—
Prepaid expenses	1,112,296	1,889,834
Other current assets	942,216	599,134
Total current assets	23,081,129	19,811,778

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	22,471,580
Buildings	4,870,412	4,863,070
Equipment	129,764,896	129,209,097
Construction in progress	1,604,142	1,230,695
	158,711,030	157,774,442
Less accumulated depreciation	14,460,199	8,667,290
Total property and equipment	144,250,831	149,107,152

OTHER ASSETS
Loan fees, net of amortization 2010 $494,767; 2009 $406,305	678,205	766,667
Restricted cash	10,326,527	10,256,026
Utility rights, net of amortization 2010 $297,688; 2009 $184,293	2,064,670	2,578,065
Total other assets	13,069,402	13,600,758

TOTAL ASSETS	$180,401,362	$182,519,688

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,641,526	$5,619,270
Derivative instruments	—	238,125
Due to Broker	39,730	—
Current maturities of long-term debt	7,412,141	6,795,116
Total current liabilities	11,093,397	12,652,511

COMMITMENTS AND CONTINGENCIES

LONG-TERM DEBT, less current maturities	53,557,751	62,263,911

MEMBERS’ EQUITY
Capital units, less syndication and offering costs	89,572,744	89,572,744
Retained earnings	26,177,470	18,030,522
Total members’ equity	115,750,214	107,603,266

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$180,401,362	$182,519,688

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC

Statements of Operations (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended 6/30/10	Ended 6/30/09	Ended 6/30/10	Ended 6/30/09

REVENUE, NET OF SHIPPING COSTS	$55,629,916	$39,562,718	$112,643,402	$39,562,718

COSTS OF GOODS SOLD	52,519,070	38,133,578	102,356,914	38,133,578

GROSS PROFIT	3,110,846	1,429,140	10,286,488	1,429,140

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	564,278	150,199	1,134,895	1,366,736

OPERATING INCOME	2,546,568	1,278,941	9,151,593	62,404

OTHER INCOME (EXPENSE)
Interest expense	(536,271)	(594,198)	(1,131,967)	(594,198)
Interest income	60,589	61,591	127,322	139,148
Grant income	—	300,000	—	300,000
	(475,682)	(232,607)	(1,004,645)	(155,050)

Net income (loss)	$2,070,886	$1,046,334	$8,146,948	$(92,646)

Basic & diluted net income (loss) per unit	$22.65	$11.44	$89.09	$(1.01)

Weighted average of units outstanding for the calculation of basic & diluted net income per unit	91,445	91,445	91,445	91,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC

Statements of Cash Flows (Unaudited)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,146,948	$(92,646)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,994,766	2,972,052
Unrealized (gain) on derivatives	(269,988)	(615,362)
Asset impairment	—	480,875
Change in working capital components:
Accounts receivable	4,278,816	(6,174,895)
Inventory	74,989	(5,928,852)
Due to (from) broker	909,789	(613,112)
Prepaid expenses and other assets	434,456	(1,542,445)
Accounts payable and accrued expenses	(977,038)	2,221,550
Net cash provided by (used in) operating activities	18,592,738	(9,292,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of (payment for) utility rights	400,000	(400,000)
Payments for equipment and construction in progress	(1,937,294)	(25,419,970)
Net cash (used in) investing activities	(1,537,294)	(25,819,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	—	213,034
(Increase) in restricted cash	(70,501)	(126,437)
Proceeds from long-term borrowing	—	41,223,898
Payments on long-term borrowing	(8,089,135)	(180,000)
Net cash provided by (used in) financing activities	(8,159,636)	41,130,495

Net increase in cash	$8,895,808	$5,804,656

CASH AND CASH EQUIVALENTS
Beginning	832,040	44,599
Ending	$9,727,848	$5,849,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,175,551	$1,113,290

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	$—	$2,417,559
Retainage payable related to construction in progress	—	238,125
Interest capitalized	—	817,183
Insurance costs capitalized	—	83,423
Loan fee amortization capitalized	—	58,974

See Notes to Unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2010

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

June 30, 2010

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

Intangible Assets:  Intangible assets consist of loan fees and utility rights.  Utility rights consist of payments to electric and natural gas companies for construction in aid of electric and gas lines to the facility but the Company retains no ownership rights to the assets.  The loan fees are amortized over the term of the loan and utility rights are amortized over 15 years or the anticipated useful life utilizing the effective interest method and straight-line method, respectively. The useful life was determined in part by the length of service agreements the Company has with the utility companies as well as normal usage of such infrastructure.

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

Risks and Uncertainties:  The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 84% of total revenues, while approximately 16% of revenues is generated from the sale of distiller grains and other by-products.  Corn costs average approximately 70% of cost of revenues.

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

The current U.S. economic condition has reduced the nation’s demand for energy.  In addition, the VEETC credit of $0.45 is set to expire in December 2010, creating additional uncertainty to the future of ethanol production.  The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates.  As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service.  In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant.  The

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2010

Company will continue to evaluate crush margins on a regular basis.  Based on the Company’s operating plan and the borrowing capacity, management believes it has the capital to meet its obligations throughout the next twelve month period.

2.              INVENTORY

Inventory consisted of the following as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Raw Materials	$2,727,605	$3,152,894
Work in Process	1,095,376	1,191,732
Finished Goods	2,375,518	1,928,862
Totals	$6,198,499	$6,273,488

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

On July 1, 2009 the Company converted the $94,000,000 construction loan with Home Federal Savings Bank into a $74,000,000 term loan and a $20,000,000 term revolving loan under the terms of the Master Loan Agreement and supplements thereto.  The Company made monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later.  Beginning in the seventh month after conversion, or on February 1, 2010, equal monthly principal payments in the amount of $616,667 plus accrued interest will be made.  All unpaid principal and accrued interest on the term loan will be due on the fifth anniversary of such conversion.  The Company will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal.  The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal.  If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement.  The remaining portion will bear interest at a rate equal to the LIBOR Rate plus 300 basis points.

The Company agreed to the terms of a $20,000,000 Term Revolving Loan which was converted on July 1, 2009 from the construction loan and has a maturity date of five years from the conversion date or July 2014.  Interest on the Revolving Term Loan shall accrue at a rate equal to the LIBOR Rate plus 300 basis points.  The Company will be required to make monthly payments of interest until the maturity date of July 2014, on which date the unpaid principal amount of the Revolving Term Loan will become due and payable.

Revolving Line of Credit Loan

Under the terms of the Master Loan Agreement and the third supplement thereto, the Company agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit.  The Revolving Line of Credit Loan became available on July 1, 2009 when all conditions precedent to the Revolving Line of Credit Loan were met. The aggregate principal amount of the Revolving Line of Credit Loan may not exceed the lesser of $6,000,000 or the Borrowing Base.  The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (ii) 75% of the eligible inventory.  Interest on the Revolving

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2010

Line of Credit Loan shall accrue at a rate equal to the LIBOR Rate plus 300 basis points.  The Company was required to make monthly payments of accrued interest until the Revolving Line of Credit Loan expired on June 30, 2010.  This line of credit was not renewed.

If the Company fails to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.  Balances outstanding on the term loan, term revolving loan and revolving line of credit as of June 30, 2010 and December 31, 2009, were $60,916,667, $0 and $0, and $69,000,000, $0 and $0, respectively. Amounts available on the term loan, term revolving loan and revolving line of credit as of June 30, 2010 were $0, $20,000,000 and $6,000,000, respectively.

Covenants

In addition, during the term of the loans, the Company will be subject to certain financial covenants at various times calculated monthly, quarterly or annually.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit the access to the capital resources necessary to continue plant operations. As of June 30, 2010, the Company was in compliance with all covenants.  The Company made  a $5,000,000 free cash flow payment on the term loan on April 22, 2010.

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

4.              RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn.  Purchases during the three and six months ended June 30, 2010, totaled approximately $0 and $6,308,000, respectively, and during the three and six months ended June 30, 2009 totaled approximately $4,097,000 and $4,510,000, respectively.  We did not have any corn purchases from related parties during the three month period ended June 30, 2010 because an elevator which was previously a related party, no longer qualifies as a related party.  We continue to purchase corn from this elevator.

On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services.  Pursuant to the Agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the Agreement. For the three and six months ending June 30, 2010, the Company incurred net costs of approximately $76,000 and $183,000 related to this agreement.  The cost for the same period of 2009 related to this agreement were approximately  $103,000 and $225,000.

5.              COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol,  Distiller’s grain, marketing agreements and major customers

The Company has entered into a marketing agreement to sell all ethanol produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges.  As of June 30, 2010, the Company has commitments to sell approximately 43,885,000 gallons at various fixed and basis price levels indexed against exchanges for delivery through March 2011. We had approximately 15,370,000 gallons at a fixed price level and approximately 28,515,000 at a basis price level.  Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing gallons in the open market.  The Company has not incurred any losses due to non-delivery of product and anticipates that all contracts will be sufficient to cover costs in the future.

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2010

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges.  The agreement was renewed for another one year term on April 1, 2010.  The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of June 30, 2010, the Company had approximately 33,000 tons of distiller grains commitments for delivery through December 2010 at various fixed prices. Should the Company not be able to meet delivery on these tons in the future, the Company will be responsible for fulfilling the commitment  in the open market.  The Company has not incurred any losses due to non-delivery of product.

Approximate sales and marketing fees related to the agreements in place for the three and six month period ending June 30, 2010 and 2009 are as follows below.

	Three Months ended	Six Months	Three Months ended	Six Months
	June 30, 2010	ended	June 30, 2009	Ended

Sales ethanol	$46,648,000	$95,107,000	$32,814,000	$32,814,000
Sales distiller grains	8,883,000	17,343,000	6,993,000	6,993,000

Marketing fees ethanol	397,000	767,000	261,000	261,000
Marketing fees distiller grains	164,000	281,000	119,000	119,000

	As of June 30, 2010	As of June 30, 2009
Amount due from ethanol marketer	$2,687,000	$4,143,000
Amount due from distiller marketer	1,285,000	1,321,000

At June 30, 2010, the Company had outstanding commitments for purchases of approximately 9,774,000 bushels of corn at various prices through May 2011.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following:

2010	$1,975,000
2011	3,950,000
2012	3,950,000
2013	3,950,000
2014	3,908,000
Thereafter	16,015,000
Total anticipated commitments	$33,750,000

6.              LEASE OBLIGATIONS

During fiscal year 2009 and 2010 the Company entered into leases for rail cars, rail moving equipment and loading equipment with original terms up to 5 years.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases.  Rent expense incurred for the operating leases during the three and six  months ended June 30, 2010, was approximately $474,000 and $879,000 and for the same periods in 2009 was approximately $459,000 and $459,000.

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2010

At June 30, 2010 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2010	$1,060,000
2011	2,012,000
2012	556,100
2013	117,500
2014	117,500 32,400
Total lease commitments	$3,895,500

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The Company’s plant will grind approximately 40 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At June 30, 2010, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 23% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under authoritative accounting guidance and, as amended and, therefore, are not marked to market in the Company’s financial statements. The fair value of the Company’s open derivative positions are summarized in the following table as of June 30, 2010 and December 31, 2009.

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts at 6/30/10	Derivative Instruments	$31,863	$—

Derivatives not designated as hedging instruments:
Commodity Contracts 12/31/09	Derivative Instruments	$—	$238,125

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

June 30, 2010

The following table represents the amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2010 and for the same periods ending June 30, 2009:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the three months ended 6/30/10	Cost of Goods Sold	$1,443,357	$31,863	$1,475,220

• Commodity Contracts for the six months ended 6/30/10	Cost of Goods Sold	$2,933,986	31,863	2,965,849

Derivatives not designated as hedging instruments:
Commodity Contracts for the three months ended 6/30/09
	Cost of Goods Sold	$941,766	798,424	1,740,190

Commodity Contracts for the six months ended 6/30/09	Cost of Goods Sold	1,135,112	615,362	1,750,474

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

June 30, 2010

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3

Current Asset, derivative financial instruments at 6/30/10	$31,863	$31,863	—	—

Current Liability, derivative financial instruments at 12/31/09	238,125	238,125	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at June 30, 2010.

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

•                  Elimination of the tariff on imported ethanol;

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

Prior to April 2009, we installed the infrastructure necessary to support plant operations and began operations.  We also obtained the permits required to construct and operate the plant. The total project cost was approximately $176 million, which included construction of our ethanol plant and start-up of operations.  We financed the construction and start-up of the ethanol plant with a combination of equity and debt.  We currently have 42 employees.

Our revenues are derived primarily from the sale of our ethanol and distillers grains.  We market and sell our products primarily in the continental United States through third party marketers.  We have an Ethanol Marketing Agreement with Green Plains Trade Group LLC (“GPTG”), which is the ethanol marketing and distribution subsidiary of Green Plains Renewable Energy, LLC (“GPRE”).  We have also entered into a Distillers Grains Marketing Agreement with CHS, Inc. (“CHS”), pursuant to which CHS purchases the distillers grains produced at our plant and sells them to its customers.

There have been a number of recent developments in legislation that impacts the ethanol industry.  One such development concerns the federal Renewable Fuels Standard (RFS).  The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.  In addition, certain provisions of RFS2 as adopted by the EPA may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the corn based ethanol that we produce.

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases, measured using a lifecycle analysis similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  Management believes that these new regulations may preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Several lawsuits have been filed challenging the California LCFS.

In addition to the tax incentives, United States ethanol production is also benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.  However, the 54 cent per gallon tariff is set to expire at the end of the 2010 calendar year.  Elimination of the tariff that protects the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of 10% (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend).  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

Demand for ethanol has been negatively affected by what is commonly referred to as the “blending wall.” The blending wall is an artificial cap on ethanol demand at approximately 13.5 billion gallons.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  Management believes that current ethanol supply is exceeding ethanol demand due to the effect of increased ethanol production and relatively stable ethanol demand due to the blending wall.  As the ethanol industry continues to approach the blending wall, the imbalance between ethanol supply and demand may increase.

In order to expand demand for ethanol, the ethanol industry has been pushing for an increase in the percentage of ethanol that can be used in standard (non-flex fuel) vehicles.  However, the automobile industry and some environmental groups have been lobbying against the use of higher ethanol blends in standard vehicles.  Currently, the EPA is considering allowing a blend of 15% ethanol and 85% gasoline (called E15) for use in standard vehicles.  However, the EPA has delayed making a decision on E15 until late in 2010.  The EPA has delayed a decision on E15 several times in the past and the EPA may continue to delay releasing a decision on the use of E15 in standard vehicles.  However, many in the ethanol industry believe that due to restrictions the EPA is expected to impose on the use of E15 in standard vehicles, such as only approving E15 for newer vehicles, the effect E15 may ultimately have on ethanol demand might be minimal.  Management believes that many gasoline retailers will refuse to provide E15 even if it is approved due to the fact that not all standard vehicles will be allowed to use E15 and the labeling requirements the EPA may impose likely will unfairly discourage consumers from using E15.  In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12.  Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles.  Management believes this will make it easier for retailers to supply E12 compared to E15.

Our ethanol plant became operational in early April 2009.  Therefore, our results of operations for the six and three months ended June 30, 2009 only include operations for less than three months.  Accordingly, the information we provide regarding our results of operations should be considered in light of the fact that the ethanol plant only operated for a portion of the 2009 periods covered in this report.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2010 and 2009.  Because we did not begin operating the plant until early April 2009, our operating data for the three months ended June 30, 2009 does not represent a full three month period.

	Three Months Ended June 30, 2010 (Unaudited)		Three Months Ended June 30, 2009 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$55,629,916	100.0	$39,562,718	100.0

Cost of Goods Sold	52,519,070	94.4	38,133,578	96.4

Gross Profit	3,110,846	5.6	1,429,140	3.6

Selling, General and Administrative Expenses	564,278	1.0	150,199	0.4

Operating Income	2,546,568	4.6	1,278,941	3.2

Other Income (Expense)	(475,682)	0.9	(232,607)	0.6

Net Income	2,070,886	3.7	1,046,334	2.6

Revenues

We generated significantly more revenue for the second quarter of 2010 compared to the second quarter of 2009, primarily as a result of an increase in the amount of ethanol and distillers grains that we sold during the 2010 period.  The sale of ethanol and distillers grains is our only source of revenue.  For the second quarter of 2010, revenue from ethanol sales accounted for approximately 84% of our total revenue and distillers grains sales accounted for approximately 16% of our total revenue.  By comparison, for the second quarter of 2009, revenue from ethanol sales accounted for approximately 82% of our total revenue and distillers grains sales accounted for approximately 18% of our total revenue.  Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our ethanol and distillers grains to the end customer.  These shipping charges are deducted by our ethanol and distillers grains marketers from the amounts realized on the sale of our ethanol and distillers grains.

During the second quarter of 2010, the average price we received for our ethanol was approximately 6% less than the average price we received during the second quarter of 2009.  Management attributes this decrease in the average price we received for our ethanol during the second quarter of 2010 compared to the same period of 2009 with lower corn prices and increased ethanol supply during the 2010 period which negatively impacted ethanol prices.  Ethanol prices tend to shift in relation to changes in the price of corn.  Further, as ethanol supply continues to come up against the blend wall, which artificially caps demand for ethanol, ethanol prices are negatively impacted.

Management anticipates that ethanol prices will be steady to lower for the rest of our 2010 fiscal year as the ethanol industry continues to experience increased ethanol supply with stable ethanol demand.  In order to maintain current ethanol prices, the ethanol industry must continue to expand ethanol demand.  Management anticipates that the implementation of higher blends of ethanol, such as E12, could increase demand for ethanol provided these higher blends are available to be used by all standard vehicles.  However, if E12 or E15 are only implemented for newer vehicles, such as has been suggested by the EPA, this could result in little or no increase in the use of ethanol which would not result in the necessary ethanol demand increases.  We experience some seasonality of demand for ethanol related to the summer driving season that management believes has a positive impact on ethanol prices.  Further, many ethanol plants schedule a shutdown during the early fall months for maintenance and cleaning.  This typically leads to decreased ethanol production during that time which may positively impact the price of ethanol during our third quarter.

The average price we received for both our dried distillers grains and wet distillers grains was lower for the second quarter of 2010 compared to the second quarter of 2009.  The average price we received per ton of dried distillers grains during the second quarter of 2010 was approximately 17% lower compared to the second quarter of 2009.  The average price we received per ton of wet distillers grains during the second quarter of 2010 was approximately 17% lower compared to the second quarter of 2009.  Management attributes this decrease in distillers grains prices with lower corn prices and increased distillers grains supplies.  As ethanol production increases, the amount of distillers grains that are produced also increases.  Management believes that domestic supply of distillers grains has exceeded domestic demand which has negatively impacted distillers grains prices.  However, distillers grains exports have recently increased which has somewhat offset the negative effects of the saturation of the domestic distillers grains markets.  The ethanol industry primarily exports distillers grains to Mexico, China and Canada.  Management anticipates that distillers grains prices will continue to follow corn prices.  However, any decrease in export demand for distillers grains may negatively impact the price we receive for our distillers grains.

The ethanol plant continues to produce ethanol and distillers grains at a rate that is in excess of our nameplate production capacity of 100 million gallons per year.  Management continues to fine tune the operation of the ethanol plant in an effort to increase the amount of ethanol and distillers grains that we can produce and to increase production efficiency.

Cost of Goods Sold

Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs.   Our cost of goods sold was approximately 94.4% of our total revenues for the second quarter of 2010.  Our cost of goods sold was approximately 96.4% of our total revenues for the second quarter of 2009.  The average price we paid per bushel of corn during the second quarter of 2010 decreased by approximately 13% compared to the second quarter of 2009.  Management attributes this decrease to favorable weather that we have experienced during the 2010 growing season.  However, in June 2010, the USDA issued revisions to its projected number of acres that are planted with corn and reduced the amount of corn carryover.  This had a negative impact on corn prices and resulted in a greater weather premium in corn prices.  This weather premium typically dissipates during the end of August and early September when we get closer to harvest time provided we do not experience unfavorable weather conditions.  As a result of this increased uncertainty regarding corn supply, management believes that unfavorable weather conditions or increased global demand could result in significant increases in corn prices in a relatively short period of time.

The average price we paid per MMbtu of natural gas was approximately 22% higher for the second quarter of 2010 compared to the second quarter of 2009.  Management attributes this increase in natural gas prices with a more positive economic outlook.  However, natural gas supplies are comparable to last year so the increased natural gas prices are not necessarily related to actual increased natural gas demand.  Management anticipates that natural gas prices will be lower during the third quarter of 2010 as natural gas prices are typically lowest during August and September.  Following the lows in August and September, management anticipates increasing natural gas prices related to increased demand for heating needs.  We typically experience premium natural gas prices during the winter months.  Further, management anticipates that natural gas prices will continue to increase if global economic conditions continue to improve.

During the second quarter of 2010, we experienced an approximately $1.4 million realized gain and an unrealized gain of approximately $32,000 related to our corn and natural gas derivative instruments.  During the second quarter of 2009, we experienced an approximately $900,000 realized gain and an unrealized gain of approximately $800,000 related to our corn and natural gas derivative instruments.  For accounting purposes, we recognize the gains and losses that result from changes in the value of our derivative instruments in cost of goods sold as the changes occur.  Our plant is expected to grind approximately 40 million bushels of corn per year.  We anticipate entering into risk management positions with respect to approximately 5 to 60% of our annual corn needs.  As of June 30, 2010, we had risk management positions in place for approximately 23% of our corn needs for the next 12 months.  In addition, we anticipate entering into derivative instrument positions with respect to approximately 2 to 5% of our annual natural gas needs.  As of June 30, 2010, we had risk management positions in place for approximately 2% of our natural gas needs for the next 12 months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during the second quarter of 2010 compared to the second quarter of 2009.  Management attributes this increase with a reclassification of wages and benefits following our start-up in April 2009 that decreased the amount of selling, general and administrative expenses during the second quarter of 2009.

Other Income (Expense)

Our other expense was greater for the second quarter of 2010 compared to the second quarter of 2009.  We had grant income of $300,000 during the second quarter of 2009 which offset our interest expense during that period.  We had no grant income during the second quarter of 2010.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended June 30, 2010 and 2009.  The ethanol plant commenced operations in early April 2009.  Therefore, the results of our operations for the six months ended June 30, 2009 only represent approximately three months of operations compared to six months during the 2010 period.

	Six Months Ended June 30, 2010 (Unaudited)		Six Months Ended June 30, 2009 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$112,643,402	100.0	$39,562,718	100.0

Cost of Goods Sold	102,356,914	90.9	38,133,578	96.4

Gross Profit	10,286,488	9.1	1,429,140	3.6

Selling, General and Administrative Expenses	1,134,895	1.0	1,366,736	3.5

Operating Income	9,151,593	8.1	62,404	0.2

Other Income (Expense)	(1,004,645)	0.9	(155,050)	0.4

Net Income (Loss)	8,146,948	7.2	(92,646)	0.2

Revenues

Our revenue increased significantly for the six month period ended June 30, 2010 compared to the same period of 2009.  This increase in revenue was primarily the result of a significant increase in the amount of ethanol and distillers grains we sold during the 2010 period.  Our ethanol plant was only operational for approximately three of the six months during the 2009 period.  The average price we received per gallon of ethanol sold decreased by less than one percent during the six months ended June 30, 2010 compared to the same period of 2009.  However, the price we received per ton of distillers grains decreased during the six month period ended June 30, 2010 compared to the same period of 2009.  The average price we received per ton of dried distillers grains decreased by approximately 17% for the six month period ended June 30, 2010 compared to the same period of 2009.  The average price we received per ton of modified/wet distillers grains decreased by approximately 13% for the six month period ended June 30, 2010 compared to the same period of 2009.

Cost of Goods Sold

Our cost of goods sold increased significantly for the six month period ended June 30, 2010 compared to the same six month period of 2009.  Due to the fact that we significantly increased our production of ethanol and distillers grains during the 2010 period, the cost of our raw materials increased significantly as well.  In addition to the increased quantity of corn and natural gas we purchased in order to increase our ethanol and distillers grains production, the average price we paid per bushel of corn decreased by approximately 11% for the six month period ended June 30, 2010 compared to the same period of 2009.  Further, our average price per MMbtu of natural gas during the 2010 period was approximately 43% higher compared to the 2009 period.  Due to the fact that our production of ethanol and distillers grains increased so significantly, a comparison of the relative costs of goods sold during the two periods is not indicative of our expectations for future periods.

Selling, General and Administrative Expenses

We experienced a slight decrease in our selling, general and administrative expenses during the six month period ended June 30, 2010 compared to the same period of 2009.  Generally, due to the fact that we were in operation the entire 2010 period, our selling, general and administrative expenses were higher during the 2010 period.  However, our legal expenses were significantly lower during the 2010 period and we had an asset impairment of approximately $481,000 which was included in our selling, general and administrative expenses during the 2009 period.

Other Income (Expense)

We experienced an increase in other expense for the six month period ended June 30, 2010 compared to the same period of 2009.  This increase was primarily the result of a significant increase in interest expense during the 2010 period along with the fact that we had other grant income of $300,000 during the 2009 period.  We experienced an increase in our interest expense during the 2010 period due to the fact that we were paying interest on our Home Federal loans during the entire six month period.  During the first six months of 2009, we were only required to pay interest on our Home Federal loans once the ethanol plant became operational in early April 2009.  Prior to that time, any interest that accrued on our Home Federal loans was capitalized.  Therefore, we included only approximately three months of interest during the 2009 period in our other expense.

Changes in Financial Condition for the Six Months Ended June 30, 2010

We experienced an increase in our current assets as of June 30, 2010 compared to December 31, 2009, primarily due to a significant increase in the amount of cash we had on hand.  We experienced an increase in the amount of cash we had on hand at June 30, 2010 compared to December 31, 2009 as a result of the continued profitable operation of the ethanol plant.  In addition, we experienced a significant decrease in the value of our accounts receivable at June 30, 2010 compared to December 31, 2009 due to timing issues related to when our finished products are shipped.  We ship a significant amount of our products by unit trains which can hold a significant amount of our finished products.  If these unit trains are shipped at the end of our fiscal quarter and we have not yet been paid by our marketers, we experience an increase in our accounts receivable.  We had approximately $870,000 due from our commodities broker at December 31, 2009 related to favorable derivative instrument positions we had in place at that time, and no amount due from our commodities broker at June 30, 2010.  We experienced a decrease in our prepaid expenses at June 30, 2010 compared to December 31, 2009 as a result of a natural gas deposit refund which we received in April 2010.

We experienced a decrease in the total value of our property and equipment at June 30, 2010 compared to December 31, 2009, primarily due to an increase in the accumulated depreciation of our buildings and equipment.  We had approximately $1.6 million in construction in progress at June 30, 2010 related to an efficiency improvement project that has been ongoing.

We experienced a decrease in our other assets at June 30, 2010 compared to December 31, 2009 as a result of our continuing amortization of our loan fees and utility rights, somewhat offset by interest income that accrued on our restricted cash account with Home Federal.

We experienced a decrease in our current liabilities at June 30, 2010 compared to December 31, 2009, primarily due to a decrease in our accounts payable at June 30, 2010 compared to December 31, 2009.  This decrease in accounts payable was related to the fact that many of our corn suppliers seek to defer payments until after the end of their tax years on December 31.  This typically results in increased accounts payable at the end of our fiscal year.  This decrease in our accounts payable was somewhat offset by an increase in the current portion of our long-term debt at June 30, 2010 compared to December 31, 2009.  We commenced making principal payments on our long-term debt in February 2010.  As a result, the current portion of our long-term debt at December 31, 2010 only included approximately 11 months of principal payments compared to a full 12 months at June 30, 2010.  The total amount of our long-term debt was lower at June 30, 2010 compared to December 31, 2009 as a result of our continuing debt service payments and the $5 million free cash flow payment we made early in the second quarter of 2010.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations, our $20 million term revolving loan and our $6 million line of credit.  However, on June 30, 2010, our $6 million line of credit expired.  Our lender has indicated that we can renew this line of credit but management has decided not to renew this loan at this time.  These credit facilities are described in greater detail below under “Short-Term and Long-Term Debt Sources.”  As of June 30, 2010, we had $26 million available pursuant to the revolving loan and revolving line of credit, which was reduced to $20 million after June 30, 2010 when our $6 million line of credit expired.  In addition, we had approximately $9.7 million in cash and equivalents at June 30, 2010.  Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  We do not anticipate seeking additional equity or debt financing in the next 12 months.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30
	2010	2009
Net cash provided by (used in) operating activities	$18,592,738	$(9,292,835)
Net cash (used in) investing activities	$(1,537,294)	$(25,819,970)
Net cash provided by (used in) financing activities	$(8,159,636)	$41,130,495

Operating Cash Flows.  We generated more cash from our operating activities during the six month period ended June 30, 2010 compared to the same period of 2009 because our plant was operational during the entire 2010 period.  Further, since we were just starting operations during the 2009 period, we used cash to build our inventories.

Investing Cash Flows.  We used less cash for investing activities during the six month period ended June 30, 2010 compared to the same period of 2009.  We used cash during the 2009 period for equipment purchases and construction in progress payments as we were completing the construction of our ethanol plant at that time.  During the 2010 period we used cash for construction in progress related to an ongoing efficiency improvement project.

Financing Cash Flows.  Our financing activities provided cash during the six month period ended June 30, 2009 due to approximately $41 million that we received from our Home Federal loans which we used to pay costs associated with the construction of our ethanol plant.  By comparison, during the six month period ended June 30, 2010, we used cash for our financing activities in making payments on our Home Federal term loan.  We did not receive any proceeds from our loans during the first six months of 2010.

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

Term Loan

The original principal amount of the term loan was $74,000,000.  We made monthly payments of accrued interest on the term loan until February 1, 2010.  On February 1, 2010, we began making equal monthly principal payments in the amount of $616,667 plus accrued interest. All unpaid principal and accrued interest on the term loan will be due on July 1, 2014. We have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon between us and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion of the term loan will bear interest at a rate equal to the LIBOR plus 300 basis points.  As of June 30, 2010, the principal balance of the Home Federal term loan was approximately $60,916,667.  As of June 30, 2010, interest on the term loan accrued at an annual rate of 3.351%.

Term Revolving Loan

In addition to the term loan, we have a $20,000,000 term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the LIBOR plus 300 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan, on which date the unpaid principal amount of the term revolving loan becomes due.  As of June 30, 2010, we had no outstanding borrowing and $20,000,000 available to be drawn on the term revolving loan.

Revolving Line of Credit

Under the terms of the Master Loan Agreement, we agreed to the terms of a revolving line of credit. The revolving line of credit became available on July 1, 2009 and expired on June 30, 2010.  Management does not anticipate renewing this line of credit.  We had no amount outstanding on this line of credit on June 30, 2010.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios.  As of June 30, 2010, we were in compliance with all of our debt covenants and financial ratios.  We are required to maintain a debt service reserve account of $10,000,000 for use by Home Federal for repayment of the loans.   Should Home Federal apply any of the funds in this account, we are required to replenish the account to $10,000,000.  We had in excess of $10,000,000 in our debt service reserve account as of June 30, 2010.  Once we achieve and maintain tangible net worth of 65%, based on audited financial statements, and we are in compliance with all other covenants, the debt service fund will be released to us and we will no longer be required to replenish the account.  However, should our tangible net worth fall below 65% at any time in the future, we would again be required to replenish the debt service fund.  Tangible net worth is calculated as the excess total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable).  It is difficult to predict when and if we will achieve tangible net worth of 65%, however, we had tangible net worth of approximately 64% or approximately $115,072,000 as of June 30, 2010.

In addition, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually.  We were required to have working capital of at least $12,000,000 as of July 1, 2010 and annually thereafter.  Our tangible net worth requirement was $90,000,000 as of December 31, 2009, and increases by $5,000,000 annually until we are required to meet $105,000,000 by December 31, 2012, and annually thereafter.  Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for the next 12 months.

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

On December 19, 2007, the Iowa Department of Economic Development approved us for a package of benefits under the High Quality Jobs Program from the State of Iowa. Such tax benefits include a refund of sales, service and use taxes paid to contractors during the construction phase, an investment tax credit of up to $10,000,000 for qualified expenditures directly related to the new jobs created, and a property tax exemption for a portion of the value added by improvements we made to our property directly related to new jobs created by the plant (estimated at $10,350,000).  In order to receive these benefits, we are required to meet certain requirements by 2012, such as the creation of 40 full-time employee positions meeting certain minimum wage and benefit criteria.  These 40 positions must be maintained for at least two years following their creation. Currently, we have 42 employees and hope to maintain the minimum job requirement until 2012.   We also received a grant of $240,000 from the Iowa Department of Transportation under the RISE Program for the construction of a turning lane off of Iowa Highway 24 to the plant.

On September 16, 2009, we received notice that we had satisfied the conditions for disbursing the sales, service and use tax refund and the investment tax credit.  The Department of Economic Development agreement contains certain requirements that we must meet through 2012.  In the event that we fail to meet or maintain any one of the requirements of the High Quality Jobs Creation Program or Funding Agreement, we are subject to repayment of all or a portion of the incentives and assistance received based on specific provisions of the agreement.  The agreement provides that IDED may elect to have us repay a portion of the benefits received, on a pro rata basis, based on the number of jobs attained compared to the number of jobs pledged.  We have maintained all of the requirements to be met to date and have not incurred any liability for repayment of the incentives and assistance received.

We received preliminary approval for a loan guarantee of 60% of a potential $40,000,000 loan through Home Federal from the United States Department of Agriculture (“USDA”) under the Rural Energy Program based on some unique efficiencies at our plant.  However, we were required to meet certain conditions prior to the receipt of the loan guarantee which we have not yet been able to meet. We received an extension from the USDA of its commitment until November 2010.  However, if we do not meet those conditions by November 2010, we may not receive the guarantee.  Currently, the board has decided not to pursue this loan guarantee due to costs associated with the loan guarantee.

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

We were awarded two unsecured loans from the Iowa Department of Economic Development.  The forgivable loan was subject to installation of coal gasification technology.  We repaid the interest free and forgivable loans in full on April 23, 2009 because we did not fulfill the coal gasification requirement of the IDED agreement.

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

We consider the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at June 30, 2010.

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Jeffrey Grober, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HOMELAND ENERGY SOLUTIONS, LLC

Date:	August 13, 2010	/s/ Walter W. Wendland
Walter W. Wendland
Chief Executive Officer and President (Principal Executive Officer)

Date:	August 13, 2010	/s/ Jeffrey S. Grober
Jeffrey S. Grober
Chief Financial Officer (Principal Financial and Accounting Officer)