Form 10-Q
period 2010-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2010-11-12
CIK 1366744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 12, 2010, there were 91,445 membership units outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

Homeland Energy Solutions, LLC

Balance Sheets

September 30, 2010 and December 31, 2009

	9/30/2010	12/31/2009
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,289,980	$832,040
Accounts receivable	6,450,334	9,347,223
Inventory	5,726,352	6,273,488
Due from broker	4,061,272	870,059
Prepaid expenses	44,126	1,889,834
Other current assets	923,878	599,134
Total current assets	18,495,942	19,811,778

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	22,471,580
Buildings	4,870,412	4,863,070
Equipment	129,943,388	129,209,097
Construction in progress	1,843,125	1,230,695
	159,128,505	157,774,442
Less accumulated depreciation	17,369,213	8,667,290
Total property and equipment	141,759,292	149,107,152

OTHER ASSETS
Loan fees, net of amortization 2010 $538,997; 2009 $406,305	633,975	766,667
Restricted cash	354,017	10,256,026
Utility rights, net of amortization 2010 $351,355; 2009 $184,293	1,956,674	2,578,065
Total other assets	2,944,666	13,600,758

TOTAL ASSETS	$163,199,900	$182,519,688

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,501,547	$5,619,270
Derivative instruments	2,527,288	238,125
Current maturities of long term liabilities	7,412,324	6,795,116
Total current liabilities	14,441,159	12,652,511

COMMITMENTS AND CONTINGENCIES

LONG-TERM DEBT, less current maturities	31,704,602	62,263,911

MEMBERS’ EQUITY
Capital units, less syndication costs	89,572,744	89,572,744
Retained earnings	27,481,395	18,030,522
Total members’ equity	117,054,139	107,603,266

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$163,199,900	$182,519,688

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC

Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended 9/30/10	Ended 9/30/09	Ended 9/30/10	Ended 9/30/09

REVENUE, NET OF SHIPPING COSTS	$62,731,797	$52,934,845	$175,375,199	$92,497,563

COSTS OF GOODS SOLD	60,382,414	47,307,748	162,739,328	85,441,326

GROSS PROFIT	2,349,383	5,627,097	12,635,871	7,056,237

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	513,280	578,274	1,446,319	1,854,899

OPERATING INCOME	1,836,103	5,048,823	11,189,552	5,201,338

OTHER INCOME (EXPENSE)
Interest expense	(585,043)	(865,059)	(1,918,866)	(1,549,368)
Interest income	52,865	46,009	180,187	185,157
Grant income	—	—	—	300,000
	(532,178)	(819,050)	(1,738,679)	1,064,211

Net income	$1,303,925	$4,229,773	$9,450,873	$4,137,127

Basic & diluted net income per unit	$14.26	$46.25	$103.35	$45.24

Weighted average of units outstanding for the calculation of basic & diluted net income per unit	91,445	91,445	91,445	91,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC

Statements of Cash Flows (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	9/30/10	9/30/09

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,450,873	$4,137,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,001,677	5,972,682
Unrealized loss on risk management activities	2,289,163	450,670
Asset impairment	—	480,875
Change in working capital components:
Accounts receivable	2,896,889	(5,309,399)
Inventory	547,136	(6,156,291)
Due from broker	(3,191,213)	(900,532)
Prepaid expenses and other assets	1,520,964	(1,295,285)
Accounts payable and accrued expenses	(117,017)	1,914,368
Net cash provided by (used in) operating activities	22,398,472	(705,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of utility rights	454,329	—
Payments for equipment and construction in progress	(2,354,769)	(26,633,118)
Payments for other assets	—	(480,558)
Net cash (used in) investing activities	(1,900,440)	(27,113,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in outstanding checks in excess of bank balance	—	1,540,162
(Increase) decrease in restricted cash	9,902,009	(170,356)
Proceeds from long-term borrowing	—	26,592,850
Payments on long-term borrowing	(29,942,101)	(187,794)
Net cash provided by (used in) financing activities	(20,040,092)	27,774,862

Net increase (decrease) in cash	$457,940	$(44,599)

CASH AND CASH EQUIVALENTS
Beginning	832,040	44,599
Ending	$1,289,980	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,690,538	$1,933,918

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	$—	$50,350
Retainage payable related to construction in progress	—	607,856
Interest capitalized	—	817,183
Insurance costs capitalized	—	83,423
Loan fee amortization capitalized	—	58,974

See Notes to Unaudited Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

1.              NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:  Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution throughout the United States.  In addition, the company produces and sells distillers dried grains as byproducts of ethanol production.  Site preparation was completed and construction began in November 2007.  Prior to commencing operations on April 4, 2009, the Company was a development stage entity with its efforts being principally devoted to organizational and construction activities.

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

September 30, 2010

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

Net Income per Unit:  Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net income per unit are the same.

Reclassification:  Certain items on the 2009 financial statements have been reclassified with no effect on net income or members’ equity to be consistent with the current classifications.

Risks and Uncertainties:  The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 85% of total revenues, while approximately 15% of revenues is generated from the sale of distiller grains and other by-products.  Corn costs average approximately 67% of cost of revenues.

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

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

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

2.              INVENTORY

Inventory consisted of the following as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Raw Materials	$3,131,024	$3,152,894
Work in Process	1,177,868	1,191,732
Finished Goods	1,417,460	1,928,862
Totals	$5,726,352	$6,273,488

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

On July 1, 2009 the Company converted the $94,000,000 construction loan with Home Federal Savings Bank into a $74,000,000 term loan and a $20,000,000 term revolving loan under the terms of the Master Loan Agreement and supplements thereto.  The Company made monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later.  Beginning in the seventh month after conversion, or on February 1, 2010, equal monthly principal payments in the amount of $616,667 plus accrued interest are made.  All unpaid principal and accrued interest on the term loan will be due on the fifth anniversary of such conversion.  The Company will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal.  The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal.  If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement.  As of September 30, 2010 $0 of the unpaid principal has been converted to the fixed rate option.  The remaining portion will bear interest at a rate equal to the LIBOR Rate plus 300 basis points.

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

Revolving Line of Credit Loan

Under the terms of the Master Loan Agreement and the third supplement thereto, the Company agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit.  The Revolving

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

Line of Credit Loan became available on July 1, 2009 and expired on June 30, 2010.  The Company did not renew this Revolving Line of Credit Loan.

If the Company fails to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.  In September 2010, we entered into an amendment of our loan agreement with Home Federal which allowed us to release $10 million from our restricted cash account early in order to prepay a portion of our term loan.  In order to release this restricted cash early, we were required to make an additional $10 million prepayment to Home Federal.  Balances outstanding on the term loan, term revolving loan and revolving line of credit as of September 30, 2010 and December 31, 2009, were $39,066,667, $0 and $0, and $69,000,000, $0 and $0, respectively.  Amounts available on the term loan, term revolving loan and revolving line of credit as of September 30, 2010 were $0, $20,000,000 and $0.

Covenants

In addition, during the term of the loans, the Company will be subject to certain financial covenants at various times calculated monthly, quarterly or annually.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties.  Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit the access to the capital resources necessary to continue plant operations.   The Company made a $5,000,000 free cash flow payment on the term loan on April 22, 2010 and a $20,000,000 payment on September 21, 2010.

Upon an occurrence of an event of default or an event which will lead to the default, Home Federal may, upon notice, terminate its commitment to loan funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable.  Events of default include, but are not limited to, the failure to make payments when due, insolvency, any material adverse change in the financial condition or the breach of any of the covenants, representations or warranties the Company has given in connection with the transaction.

4.              RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn.  Purchases during the three and nine months ended September 30, 2010, totaled approximately $19,000 and $6,327,000, respectively, and during the three and nine months ended September 30, 2009 totaled approximately $5,127,000 and $9,638,000, respectively.

On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services.  Pursuant to the Agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the Agreement. For the three and nine months ending September 30, 2010, the Company incurred net costs of approximately $61,000 and $244,000 related to this agreement.  The costs for the same period of 2009 related to this agreement were approximately  $129,000 and $354,000.

5.              COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol,  Distiller’s grain, marketing agreements and major customers

The Company has entered into a marketing agreement to sell all ethanol produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges.  As of September 30, 2010, the Company has commitments to sell approximately 22,765,000 gallons of ethanol at various fixed and basis price levels indexed against exchanges for delivery through March 2011. We had approximately 8,555,000 gallons of ethanol at a fixed price level and approximately 14,210,000 at a basis price level.  Should the Company not be able to meet delivery on these gallons in the future, the Company will be responsible for purchasing gallons in the open market.  The Company has not incurred any losses due to non-delivery of product and anticipates that all contracts will be sufficient to cover costs in the future.

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges.  The agreement was renewed for another one year term on April 1, 2010.  The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of September 30, 2010, the Company had approximately 18,000 tons of distiller grains commitments for delivery through December 2011 at various fixed prices. Should the Company not be able to meet delivery on these tons in the future, the Company will be responsible for fulfilling the commitment  in the open market.  The Company has not incurred any losses due to non-delivery of product.

Approximate sales and marketing fees related to the agreements in place for the three and nine month periods ending September 30, 2010 and 2009 are as follows below.

	Three Months ended	Nine	Three Months Ended
	September 30, 2010	Months ended	September 30, 2009	Nine Months Ended

Sales ethanol	$53,653,000	$148,760,000	$45,038,000	$77,875,000
Sales distiller grains	8,972,000	26,315,000	7,896,000	14,623,000

Marketing fees ethanol	405,000	1,172,000	365,000	626,000
Marketing fees distiller grains	178,000	459,000	166,000	286,000

	As of September 30, 2010	As of September 30, 2009
Amount due from ethanol marketer	$3,341,000	$4,518,000
Amount due from distiller marketer	896,000	746,000

At September 30, 2010, the Company had outstanding commitments for purchases of approximately 7,736,000 bushels of corn at various prices through June 2011.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following:

2010	$987,000
2011	3,950,000
2012	3,950,000
2013	3,950,000
2014	3,828,000
Thereafter	16,097,000
Total anticipated commitments	$32,762,000

6.              LEASE OBLIGATIONS

During fiscal years 2009 and 2010 the Company entered into leases for rail cars, rail moving equipment and loading equipment with original terms up to 5 years.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases.  Rent expense incurred for the operating leases during the three and

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

nine months ended September 30, 2010, was approximately $530,000 and $1,409,000 and for the same periods in 2009 was approximately $523,000 and $982,000.

At September 30, 2010 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2010	$530,000
2011	2,012,000
2012	556,000
2013	118,000
2014	118,000
Thereafter	33,000
Total lease commitments	$3,367,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company’s plant will grind approximately 40 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At September 30, 2010, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 19% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under authoritative accounting guidance and, as amended and, therefore, are not marked to market in the Company’s financial statements. The fair value of the Company’s open derivative positions are summarized in the following table as of September 30, 2010 and December 31, 2009.

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments at September 30, 2010:
Commodity Contracts-corn		$—	$2,401,713

Commodity Contracts-ethanol		—	10,875

Commodity Contracts-natural gas		—	114,700

Total	Derivative Instruments	—	2,527,288

Derivatives not designated as hedging instruments at December 31, 2009:
Commodity Contracts-corn	Derivative Instruments	$—	$238,125

The following table represents the amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2010 and for the same periods ending September 30, 2009:

	Income Statement	Realized	Unrealized	Total Gain
	Classification	Gain (Loss)	Gain (Loss)	(Loss)

Derivatives not designated as hedging instruments:
Commodity Contracts for the three months ended 9/30/10	Cost of Goods Sold	$(2,644,302)	$(2,527,288)	$(5,171,590)

Commodity Contracts for the nine months ended 9/30/10	Cost of Goods Sold	$289,684	(2,527,288)	(2,237,604)

Derivatives not designated as hedging instruments:
Commodity Contracts for the three months ended 9/30/09	Cost of Goods Sold	$1,301,057	(450,670)	850,387

Commodity Contracts for the nine months ended 9/30/09	Cost of Goods Sold	$3,111,531	(450,670)	2,660,861

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

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of September 30, 2010:
Derivative financial instruments-corn	$2,401,713	$2,401,713	—	—

Derivative financial instruments-ethanol	10,875	10,875	—	—

Derivative financial instruments-natural gas	114,700	114,700	—	—

Total current liability, derivative financial instruments at 9/30/10	2,527,288	2,527,288	—	—
As of December 31, 2009:

Current Liability, derivative financial instruments-corn	238,125	238,125	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of

HOMELAND ENERGY SOLUTIONS, LLC

Notes to Condensed Unaudited Financial Statements

September 30, 2010

maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2010.

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

Overview

Homeland Energy Solutions, LLC (referred to herein as “we,” “us,” the “Company,” “Homeland” or “Homeland Energy”) is an Iowa limited liability company.  Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa.   We began producing ethanol and distillers grains at the plant in April 2009.  The ethanol plant is currently operating at a rate in excess of its nameplate capacity of 100 million gallons per year.

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

On September 20, 2010, we executed the Third Amendment to our Master Loan Agreement with Home Federal Savings Bank, our primary lender.  The purpose of the amendment was to allow us to release the $10 million that Home Federal was holding in our debt service reserve account earlier than as provided by the terms of our loan agreements with Home Federal.  We agreed to use cash from our reserves to make a prepayment of $10 million on our term loan in order for Home Federal to release the $10 million it was holding in the reserve account.  Home Federal applied the $10 million from the reserve account to our term loan.  Therefore, the total amount we prepaid on the Home Federal term loan as a result of the amendment was $20 million.  Home Federal continues to hold approximately $354,000 in accrued interest in the reserve account.

United States ethanol production is currently benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.  However, the 54 cent per gallon tariff is set to expire at the end of the 2010 calendar year.  Elimination of the tariff could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Ethanol production in the United States is also benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend).  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

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

In order to expand demand for ethanol and meet the requirements of the Federal Renewable Fuels Standard (RFS), the ethanol industry has been pushing for an increase in the percentage of ethanol that can be used in standard (non-flex fuel) vehicles.  Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of

15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later.  The EPA is expected to make a ruling on allowing E15 for use in vehicles produced in model year 2001 and later by the end of 2010.  However, management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose.  The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  As a result, the approval of E15 may not significantly increase demand for ethanol.  In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12.  Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles.  Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles.  Two lawsuits were filed on November 9, 2010 by representatives of the food industry and the petroleum industry challenging the EPA’s approval of E15.  It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.

The USDA recently announced that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market.  A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends.  Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85.  These blender pump accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations.  Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.  However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

In February 2010, the EPA issued new regulations governing the Renewable Fuels Standard (RFS), which new regulations are commonly referred to as RFS2.  The most controversial part of RFS2 involves the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believe is scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.  In addition, certain provisions of RFS2 as adopted by the EPA may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the corn based ethanol that we produce.

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

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010 (Unaudited)		Three Months Ended September 30, 2009 (Unaudited)
	Amount	%	Amount	%
Income Statement Data
Revenues	$62,731,797	100.0	$52,934,845	100.0

Cost of Goods Sold	60,382,414	96.3	47,307,748	89.4

Gross Profit	2,349,383	3.7	5,627,097	10.6

Selling, General and Administrative Expenses	513,280	0.8	578,274	1.1

Operating Income	1,836,103	2.9	5,048,823	9.5

Other (Expense)	(532,178)	0.8	(819,050)	1.5

Net Income	1,303,925	2.1	4,229,773	8.0

Revenues

We generated significantly more revenue for the third quarter of 2010 compared to the third quarter of 2009, primarily as a result of an increase in the amount of ethanol and distillers grains that we sold during the 2010 period and due to an increase in the average price we received for our ethanol and distillers grains.  The sale of ethanol and distillers grains is our only source of revenue.  For the third quarter of 2010, revenue from ethanol sales accounted for approximately 86% of our total revenue and distillers grains sales accounted for approximately 14% of our total revenue.  For the third quarter of 2009, revenue from ethanol sales accounted for approximately 86% of our total revenue and distillers grains sales accounted for approximately 14% of our total revenue.  Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our ethanol and distillers grains to the end customer.  These shipping charges are deducted by our ethanol and distillers grains marketers from the amounts realized on the sale of our ethanol and distillers grains.

During the third quarter of 2010, the average price we received for our ethanol was approximately 9% greater than the average price we received during the third quarter of 2009.  Management attributes this increase in the average price we received for our ethanol during the third quarter of 2010 compared to the same period of 2009 with higher corn prices and increased ethanol exports which decreased the domestic supply of ethanol.  Ethanol prices tend to shift in relation to changes in the price of corn and on general supply and demand factors in the ethanol industry.

Management anticipates that ethanol prices will remain steady in the next six months provided that corn prices do not increase significantly and provided that the VEETC blenders credit is renewed.  The blenders credit is scheduled to expire on December 31, 2010.  If this blenders credit expires, we expect that gasoline blenders will only use as much ethanol as is required by the Federal RFS.  This could eliminate ethanol demand for discretionary blending.  Some gasoline blenders voluntarily use ethanol to increase the octane ratings of fuels they produce as well as to provide price advantages compared to using 100% gasoline.  Since ethanol typically sells at a discount compared to gasoline (including the blenders credit) discretionary blending of ethanol can be favorable to fuel blenders.  In the event the VEETC blenders credit expires, the price of ethanol could decrease and the industry may experience ethanol producers reducing production or ceasing production altogether.  However, due to the RFS, we anticipate that there will continue to be demand for ethanol, even if the blenders credit is not renewed.

Management believes that in order to support demand for ethanol and maintain ethanol prices, the United States must expand the use of mid-level blends of ethanol such as E15 and make these blends available for use in all vehicles.  Many in the ethanol industry believe that there is no scientific basis for excluding the use of ethanol blends up to 15% in all standard vehicles.  If these mid-level blends are not approved for use in all vehicles, management believes that it will not be possible to meet the RFS requirements in future years.

The average price we received for both our dried distillers grains and wet distillers grains was greater for the third quarter of 2010 compared to the third quarter of 2009.  The average price we received per ton of dried distillers grains during the third quarter of 2010 was approximately 19% higher compared to the third quarter of 2009.  The average price we received per ton of wet distillers grains during the third quarter of 2010 was approximately 19% higher compared to the third quarter of 2009.  Management attributes this increase in distillers grains prices with higher corn prices during the 2010 period and increased exports of distillers grains.  The ethanol industry primarily exports distillers grains to Mexico, China and Canada.  Recently China has significantly increased its distillers grains imports and management believes that China will continue to be a major importer of distillers grains from the United States.  Management anticipates that distillers grains prices will continue to follow corn prices.  However, management believes that distillers grains exports will continue to have a major effect on market distillers grains prices.

The ethanol plant continues to produce ethanol and distillers grains at a rate that is in excess of our nameplate production capacity of 100 million gallons per year.  Management continues to fine tune the operation of the ethanol plant in an effort to increase the amount of ethanol and distillers grains that we can produce and to increase production efficiency.

Cost of Goods Sold

Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs.   Our cost of goods sold was approximately 96.3% of our total revenues for the third quarter of 2010.  Our cost of goods sold was approximately 89.4% of our total revenues for the third quarter of 2009.  The average price we paid per bushel of corn during the third quarter of 2010 increased by approximately 4% compared to the third quarter of 2009.  Management attributes this increase to anticipated decreases in corn yields and carryover during 2010 that has increased market corn prices during our third quarter of 2010.

Management anticipates that corn prices will continue to increase in the fourth quarter of 2010 due to reduced corn yields and increases in corn exports.  These corn price increases could be sustained if the actual number of bushels of corn harvested in the fall of 2010 is lower than initially anticipated, further tightening corn supplies.

The average price we paid per MMbtu of natural gas was approximately 28% higher for the third quarter of 2010 compared to the third quarter of 2009.  Management attributes this increase in natural gas prices with a more positive economic outlook.  However, natural gas supplies are comparable to last year so the increased natural gas prices are not necessarily related to actual increased natural gas demand.  Management anticipates that natural gas prices will be higher in the fourth quarter of 2010 and the first quarter of 2011 due to premium pricing we experience during the winter months.  Further, our guaranteed natural gas delivery costs increase during the winter months so we can assure an adequate supply of natural gas is delivered to the ethanol plant.  The United States is continuing to locate and develop new natural gas supplies which has maintained lower natural gas costs.  We anticipate that supplies of natural gas will continue to be adequate to maintain lower natural gas prices than we experienced several years ago.  However, management anticipates that natural gas prices could increase if global economic conditions continue to improve which may result in increased natural gas demand.

During the third quarter of 2010, we experienced an approximately $(2,644,000) realized (loss) and an unrealized (loss) of approximately $(2,527,000) related to our corn, ethanol and natural gas derivative instruments.  During the third quarter of 2009, we experienced an approximately $1,301,000 realized gain and an unrealized (loss) of approximately $(451,000) related to our corn, ethanol and natural gas derivative instruments.  For accounting purposes, we recognize the gains and losses that result from changes in the value of our derivative instruments in cost of goods sold as the changes occur.  Our plant is expected to grind over 40 million bushels of corn per year.  We anticipate entering into risk management positions with respect to approximately 5 to 60% of our annual corn needs.  As of September 30, 2010, we had risk management positions in place for approximately 12% of our corn needs for the next 12 months.  In addition, we anticipate entering into derivative instrument positions with respect to approximately 2 to 5% of our annual natural gas needs.  As of September 30, 2010, we had risk management positions in place for approximately 8% of our natural gas needs for the next 12 months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during the third quarter of 2010 compared to the third quarter of 2009.  Management attributes this decrease with decreased bank fees due to our non-renewal of the $6 million seasonal line of credit and significantly decreased accounting and legal fees during the third quarter of 2010 compared to the third quarter of 2009.

Other (Expense)

Our other expense was less for the third quarter of 2010 compared to the third quarter of 2009.  We had less interest expense during our third quarter of 2010 as a result of payments we made on our long-term debt, including a significant prepayment we made in September 2010.  We also experienced more interest income during the third quarter of 2010 compared to the same period of 2009 as a result of having more cash on hand during the 2010 period.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended September 30, 2010 and 2009.  The ethanol plant commenced operations in early April 2009.  Therefore, the results of our operations for the nine months ended September 30, 2009 only represent approximately six months of operations compared to nine months during the 2010 period.

	Nine Months Ended September 30, 2010 (Unaudited)		Nine Months Ended September 30, 2009 (Unaudited)
	Amount	%	Amount	%
Income Statement Data
Revenues	$175,375,199	100.0	$92,497,563	100.0

Cost of Goods Sold	162,739,328	92.8	85,441,326	92.4

Gross Profit	12,635,871	7.2	7,056,237	7.6

Selling, General and Administrative Expenses	1,446,319	0.8	1,854,899	2.0

Operating Income	11,189,552	6.4	5,201,338	5.6

Other (Expense)	(1,738,679)	1.0	(1,064,211)	1.2

Net Income	9,450,873	5.4	4,137,127	4.5

Revenues

Our revenue increased significantly for the nine month period ended September 30, 2010 compared to the same period of 2009.  This increase in revenue was primarily the result of a significant increase in the amount of ethanol and distillers grains we sold during the 2010 period.  Our ethanol plant was only operational for approximately six of the nine months during the 2009 period.  In addition to the increased production of ethanol and distillers grains, we experienced a small increase in the average price we received per gallon of ethanol we sold during the nine month period ended September 30, 2010 compared to the same period of 2009.  For the nine months ended September 30, 2010, revenue from ethanol sales accounted for approximately 86% of our total revenue and distillers grains sales accounted for approximately 14% of our total revenue.  For the nine month period ended

September 30, 2009, revenue from ethanol sales accounted for approximately 84% of our total revenue and distillers grains sales accounted for approximately 16% of our total revenue.  The average price we received per gallon of ethanol sold increased by approximately 4% during the nine months ended September 30, 2010 compared to the same period of 2009.  However, the average price we received per ton of dried distillers grains decreased by approximately 3% for the nine month period ended September 30, 2010 compared to the same period of 2009.  The average price we received per ton of modified/wet distillers grains increased by approximately 3% for the nine month period ended September 30, 2010 compared to the same period of 2009.  We sell significantly more tons of dried distillers grains compared to modified/wet distillers grains due to supply and demand factors in the distillers grains market.

Cost of Goods Sold

Our cost of goods sold increased significantly for the nine month period ended September 30, 2010 compared to the same nine month period of 2009.  Due to the fact that we significantly increased our production of ethanol and distillers grains during the 2010 period, the cost of our raw materials increased significantly as well.  Partially offsetting the increased quantity of corn and natural gas we purchased in order to increase our ethanol and distillers grains production, the average price we paid per bushel of corn decreased by approximately 4% for the nine month period ended September 30, 2010 compared to the same period of 2009 due to market factors affecting the corn market.  Further, our average price per MMbtu of natural gas during the 2010 period was approximately 39% higher compared to the 2009 period.  Due to the fact that our production of ethanol and distillers grains increased so significantly, a comparison of the relative costs of goods sold during the two periods is not indicative of our expectations for future periods.

During the nine month period ended September 30, 2010, we experienced an approximately $290,000 realized gain and an unrealized (loss) of approximately $(2,527,000) related to our corn, ethanol and natural gas derivative instruments.  During the nine month period ended September 30, 2009, we experienced an approximately $3,112,000 realized gain and an unrealized (loss) of approximately $(451,000) related to our corn, ethanol and natural gas derivative instruments.

Selling, General and Administrative Expenses

We experienced a significant decrease in our selling, general and administrative expenses during the nine month period ended September 30, 2010 compared to the same period of 2009.  Management attributes this decrease with decreased bank fees due to our non-renewal of the $6 million seasonal line of credit and decreased accounting and legal fees during the 2010 period compared to the 2009 period.  In addition, we had an asset impairment of approximately $481,000 which was included in our selling, general and administrative expenses during the 2009 period.

Other (Expense)

We experienced an increase in other expense for the nine month period ended September 30, 2010 compared to the same period of 2009.  This increase was primarily the result of an increase in interest expense during the 2010 period along with the fact that we had other grant income of $300,000 during the 2009 period which decreased our other expense during that period.  We experienced an increase in our interest expense during the 2010 period due to the fact that we were paying interest on our Home Federal loans during the entire nine month period.  During the first nine months of 2009, we were only required to pay interest on our Home Federal loans once the ethanol plant became operational in early April 2009.  Prior to that time, any interest that accrued on our Home Federal loans was capitalized.  Therefore, we included only approximately six months of interest during the 2009 period in our other expense.

Changes in Financial Condition for the Nine Months Ended September 30, 2010

Our current assets were lower as of September 30, 2010 compared to December 31, 2009, primarily due to decreased accounts receivable, inventory and prepaid expenses.  These decreases were offset by increases in the amount we had due from our commodities broker, cash that we had on hand and other current assets at September 30, 2010 compared to December 31, 2009.  The value of our accounts receivable was lower at September 30, 2010 compared to December 31, 2009 as a result of the timing of our payments from our finished products marketers.  The value of our inventory was also lower at September 30, 2010 compared to December 31, 2009 as a result of timing differences between the two periods.  We had less prepaid expenses at September 30, 2010 compared to December 31, 2009 because we are no longer required to prepay for our natural gas purchases as a result of the extension of trade credit by our natural gas supplier.  We had significantly more cash due from our commodities broker at September 30, 2010 compared to December 31, 2009 as a result of the effect that increased corn costs have on our derivative instruments along with having more risk management positions at September 30, 2010 compared to December 31, 2009.  Our other current assets were higher at September 30, 2010 compared to December 31, 2009 due to an increase in our maintenance spare parts inventory.

The net value of our property and equipment was lower at September 30, 2010 compared to December 31, 2009 due to increased accumulated depreciation at September 30, 2010.  We have several efficiency improvement projects ongoing that are included in our construction in progress that increase the gross value of our property and equipment.

The value of our other assets was significantly lower at September 30, 2010 compared to December 31, 2009 due to the fact that our lender allowed us to release $10 million from our restricted cash account to prepay a portion of our loans in September 2010.  We still have approximately $354,000 in our restricted cash account with our primary lender which is the accrued interest on the $10 million previously held in our restricted cash account.  Further, the value of our loan fees and utility rights on our balance sheet continue to decrease due to our continued amortization of these expenses.

Our total current liabilities were higher at September 30, 2010 compared to December 31, 2009.  Our accounts payable were lower at September 30, 2010 compared to December 31, 2009 due to our corn suppliers seeking to defer payments until after the end of their tax years on December 31.  This results in an artificially high accounts payable at December 31st each year due to these deferred corn payments.  Our derivative instruments represented a larger liability on our balance sheet at September 30, 2010 compared to December 31, 2009 due to the effect that increased corn prices have on our derivative instrument positions as well as having more derivative instrument positions in place at September 30, 2010 compared to December 31, 2009.  We commenced making principal payments on our long-term debt in February 2010.  As a result, the current portion of our long-term debt was higher at September 30, 2010 compared to December 31, 2009 because we had a full 12 months of principal payments on our long-term debt included in our current portion of long-term debt at September 30, 2010 compared to only 11 months of principal payments at December 31, 2009.  The total amount of our long-term debt was significantly lower at September 30, 2010 compared to December 31, 2009 due to our continuing debt service payments, a $5 million free cash flow payment we made early in the second quarter of 2010, and an approximately $20 million prepayment we made on our term loan in September 2010.  These payments resulted in an approximately $30 million reduction in our long-term debt from December 31, 2009 to September 30, 2010.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20 million term revolving loan.  These credit facilities are described in greater detail below under “Short-Term and Long-Term Debt Sources.”  As of September 30, 2010, we had $20 million available pursuant to the term revolving loan.  In addition, we had approximately $1.3 million in cash and equivalents at September 30, 2010.  Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  We do not anticipate seeking additional equity or debt financing in the next 12 months.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30
	2010	2009
Net cash provided by (used in) operating activities	$22,398,472	$(705,785)
Net cash (used in) investing activities	(1,900,440)	(27,113,676)
Net cash provided by (used in) financing activities	(20,040,092)	27,774,862

Operating Cash Flows.  We generated significantly more cash from our operating activities during the nine month period ended September 30, 2010 compared to the same period of 2009 because our plant was operational during the entire 2010 period and our net income was greater during the 2010 period compared to the 2009 period.  Further, since we were just starting operations during the 2009 period, we used cash to build our inventories which negatively impacted our cash flow from operating activities.

Investing Cash Flows.  We used less cash for investing activities during the nine month period ended September 30, 2010 compared to the same period of 2009.  We used cash during the 2009 period for equipment purchases and construction in progress payments as we were completing the construction of our ethanol plant at that time.  During the 2010 period, we used cash for construction in progress related to an ongoing efficiency improvement project.  Our cash flow from investments was also positively impacted during the 2010 period due to a utility rights refund that we received.

Financing Cash Flows.  Our financing activities provided cash during the nine month period ended September 30, 2009 due to approximately $26.6 million that we received from our Home Federal loans which we used to pay costs associated with the construction of our ethanol plant.  By comparison, during the nine month period ended September 30, 2010, we used cash for our financing activities in making payments on our Home Federal term loan, including a significant prepayment we made in September 2010 and a free cash flow payment we made during the second quarter of 2010.  Our cash flow from financing activities was positively impacted by the release of cash from our restricted cash account as a result of our loan prepayment.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility with Home Federal.  In return, we executed a mortgage in favor of Home Federal creating a senior lien on substantially all of our assets.  The Master Loan Agreement provides for a (i) $74 million term loan; (ii) $20 million term revolving loan; and (iii) $6 million seasonal revolving line of credit.

Term Loan

The original principal amount of the term loan was $74,000,000.  We made monthly payments of accrued interest on the term loan until February 1, 2010.  On February 1, 2010, we began making equal monthly principal payments in the amount of $616,667 plus accrued interest. All unpaid principal and accrued interest on the term loan will be due on July 1, 2014. We have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon between us and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion of the term loan will bear interest at a rate equal to the LIBOR plus 300 basis points.  We made a free cash flow payment of $5 million during our second quarter of 2010 which reduced the principal balance of our term loan.  In addition, in September 2010, we entered into an amendment of our loan agreement with Home Federal which allowed us to release $10 million from our restricted cash account early in order to prepay a portion of our term loan.  In order to release this restricted cash early, we were required to make an additional $10 million prepayment to Home Federal.  Therefore, we made a total prepayment of $20 million on our term loan in September 2010.  As of September 30, 2010, the principal balance of the Home Federal term loan was approximately $39,067,000.  As of September 30, 2010, interest on the term loan accrued at an annual rate of 3.258%.

Term Revolving Loan

In addition to the term loan, we have a $20,000,000 term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the LIBOR plus 300 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan, on which date the unpaid principal amount of the term revolving loan becomes due.  As of September 30, 2010, we had no outstanding borrowing and $20,000,000 available to be drawn on the term revolving loan.

Seasonal Revolving Line of Credit

Under the terms of the Master Loan Agreement, we agreed to the terms of a seasonal revolving line of credit. The revolving line of credit became available on July 1, 2009 and expired on June 30, 2010.  Management does not anticipate reinstating this revolving line of credit.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios.  As of September 30, 2010, we were in compliance with all of our debt covenants and financial ratios.  In September 2010, we executed an amendment to our Master Loan Agreement that allowed us to release $10 million Home Federal was holding in a restricted debt reserve fund early.  However, should our tangible net worth fall below 65% at any time in the future, we are required to replenish the restricted debt service fund.  Tangible net worth is calculated as the excess total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable).  As of September 30, 2010, we had tangible net worth of approximately 71% or approximately $116,420,000.

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

We consider the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2010.

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Jeffrey Grober, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)           The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010 .	X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 12, 2010	/s/ Walter W. Wendland
Walter W. Wendland
Chief Executive Officer and President (Principal Executive Officer)

Date:	November 12, 2010	/s/ Jeffrey S. Grober
Jeffrey S. Grober
Chief Financial Officer (Principal Financial and Accounting Officer)