Form 10-K
period 2010-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2011-02-18
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2010

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

(563) 238-5555
(Registrant's telephone number, including area code)

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
☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2010, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,777,000.

As of February 18, 2011, there were 90,445 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price volatility of corn and natural gas;

•	Decreases in the market price of ethanol and distillers grains;

•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Our ability to continue to satisfy the financial covenants contained in our credit agreements with our lender;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel; and

•	Competition in the ethanol industry and from alternative fuel additives.

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.homelandenergysolutions.com, under “Investor Relations - SEC Filings,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I.

ITEM 1.    BUSINESS.

Business Development

Homeland Energy Solutions, LLC (referred to herein as “we,” “us,” the “Company,” “Homeland” or “Homeland Energy Solutions”) is an Iowa limited liability company. We were formed on December 7, 2005 to build and operate a 100 million gallon per year ethanol plant located near Lawler, Iowa. The primary products produced at the plant are ethanol and distillers grains. We commenced production on April 4, 2009. The ethanol plant is currently operating at a rate well in excess of its nameplate capacity of 100 million gallons of ethanol per year. Management anticipates continuing to fine tune the operation of the ethanol plant in order to maximize production of ethanol and distillers grains.

Our primary lender is Home Federal Savings Bank (Home Federal) of Rochester Minnesota. On September 20, 2010, we executed the Third Amendment to our Master Loan Agreement with Home Federal. The purpose of the amendment was to allow us to release $10 million that Home Federal was holding in our debt service reserve account earlier than as provided by the terms of our loan agreement. In exchange, we agreed to apply the $10 million from the debt reserve to our term loan and to make an additional prepayment of $10 million from our cash reserves towards our term loan. Therefore, the total amount we prepaid on the Home Federal term loan as a result of the amendment was $20 million. Home Federal continues to hold approximately $355,000 in accrued interest in the reserve account. We anticipate that Home Federal will release this $355,000 during our 2011 fiscal year.

In November and December 2010, we produced and shipped ethanol that failed to meet the specifications required by our ethanol marketing agreement. While we believe that this ethanol was within specifications when it was shipped from our ethanol plant, it was rejected when it was received at a blending terminal in Linden, New Jersey. As a result of the ethanol that failed to meet specifications, we were required to purchase additional ethanol from the market to fulfill certain ethanol delivery contracts as required by our ethanol marketing agreement. In addition, we incurred costs in order to treat the ethanol that did not meet specifications so it could be sold. We completed the treatment of this off-specification ethanol in December 2010 and January 2011. As of December 31, 2010, we have accrued a loss of $1,561,000 associated with the off-specification ethanol.

Effective January 1, 2011, we entered into an agreement with ICM, Inc. to repurchase 1,000 membership units that ICM owned for $1,000 per unit, for a total purchase price of $1 million. We agreed to make ten monthly payments of $100,000 starting on January 1, 2011. ICM also agreed that they would not receive a distribution for these units after December 1, 2010. ICM is the owner of certain technology which is used to operate the ethanol plant. We have a perpetual license to use this technology. The cost of this license was included in the total cost to construct the ethanol plant.

On November 29, 2007, we were awarded a USDA loan guarantee. This loan guarantee provided for a guarantee of 60% of a $40,000,000 loan through Home Federal Savings Bank. There were several conditions attached to the USDA loan guarantee that had to be satisfied by November 2010 in order for us to receive the loan guarantee. We determined that the costs associated with the loan guarantee did not justify pursuing this loan guarantee. Therefore, we ceased pursuing the USDA loan guarantee during our 2010 fiscal year.

Financial Information

Please refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “Item 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Principal Products

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. The principal purchasers of ethanol are wholesale gasoline marketers or blenders. The principal markets for our ethanol are petroleum terminals in the continental United States. The Renewable Fuels Association estimates domestic ethanol production capacity at approximately 14.1 billion gallons as of February 3, 2011.

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

During our 2010 fiscal year, approximately 85% of our total revenue was derived from the sale of ethanol. During our 2009 fiscal year, our first year of operations, approximately 86% of our total revenue was derived from the sale of ethanol.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% distillers grains, respectively.

We produce two forms of distillers grains: Modified Wet Distillers Grains (“MWDG”) and Distillers Dried Grains with Solubles (“DDGS”). MWDG is processed corn mash that has been dried to approximately 50% moisture. MWDG has a shelf life of approximately seven days and is often sold to nearby markets. DDGS is processed corn mash that has been dried to approximately 10% moisture. It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant. We market most of our distillers grains as DDGS.

During our 2010 fiscal year, approximately 15% of our total revenue was derived from the sale of distillers grains. During our 2009 fiscal year, our first year of operations, approximately 14% of our total revenue was derived from the sale of distillers grains.

Ethanol and Distillers Grains Markets

As described below in “Distribution of Principal Products,” we market and distribute our ethanol and distillers grains through professional third party marketers. These professional third party marketers make all decisions regarding where our products are marketed and sold. Ethanol is primarily sold to gasoline refiners who blend the ethanol we produce with gasoline. The ethanol blended gasoline is then sold to retail gasoline stations which sell the fuel to their customers. Distillers grains are primarily sold directly to animal feeding operations.

Our ethanol and distillers grains are primarily sold in the United States. However, as domestic production of ethanol and distillers grains continue to expand, we anticipate increased international sales of our products. Currently, the United States ethanol industry exports a significant amount of distillers grains to Mexico, Canada and China. Management anticipates that demand for distillers grains in the Asian market may continue to increase in the future as distillers grains are used in animal feeding operations in China. However, China recently began investigating United States distillers grains exporters for dumping distillers grains in China. These dumping allegations may lead to China imposing high tariffs on distillers grains that are produced in the United States and exported to China. While the United States distillers grains industry believes that China's dumping claims are without merit, these developments may negatively impact distillers grains exports to China. The actions by the Chinese government are at odds with market conditions in China that have continued to demand more distillers grains from the United States. During our fourth quarter of 2010, the ethanol industry also experienced increased ethanol exports to Europe. These ethanol exports benefited ethanol prices in the United States. We anticipate that ethanol exports will remain steady in our 2011 fiscal year.

We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution of Principal Products

Our professional third party marketers are responsible for the distribution of all of the ethanol and distillers grains produced at the ethanol plant. Below is a description of the arrangements we have with both our ethanol and distillers grains marketers.

Ethanol Distribution

We entered into an Ethanol Marketing Agreement with VBV, LLC (“VBV”) to market the ethanol produced at the plant. On October 15, 2008, Green Plains Renewable Energy, LLC (“GPRE”) announced that it had completed a merger with VBV, LLC and its subsidiaries, with GPRE being the surviving entity. Our ethanol marketing agreement is now with Green Plains Trade Group LLC (“GPTG”), which is the ethanol marketing and distribution subsidiary of GPRE. GPRE operates two ethanol plants in Nebraska, two in Iowa, one in Indiana and one in Tennessee. Pursuant to the ethanol marketing agreement, GPTG markets all of the ethanol produced at our plant and is responsible for all transportation of the ethanol including scheduling all ethanol shipments.

The ethanol sold by GPTG must meet or exceed the quality specifications set forth in ASTM 4806 for Fuel Grade ethanol or standards promulgated in the industry. Under the ethanol marketing agreement, we provide GPTG with annual production forecasts and monthly updates, as well as daily plant inventory balances. We are also responsible for compliance with all federal, state and local rules relating to the shipment of ethanol from our plant. The Ethanol Marketing Agreement may be terminated due to a material breach of any material obligation under the agreement by either party or as a result of willful misconduct by either party.

The price per gallon of ethanol that we will receive is based on GPTG's contract selling price less all direct costs (on a per gallon basis) incurred by GPTG in conjunction with the handling, movement and sale of the ethanol. Together with GPTG, we determine the estimated monthly net selling price for each gallon sold (the “netback”) on a per gallon basis. This price is often indexed against energy exchanges. The establishment of the estimated monthly netback is on the first business day of the month with the intention being to establish the estimated monthly netback to be within $.05 of the final actual netback (on a per gallon basis) for the month. In addition, we pay GPTG a commission for each gallon of ethanol sold under the ethanol marketing agreement.

As of December 31, 2010, we had commitments to sell approximately 16,942,000 gallons of ethanol at various fixed and basis price levels indexed against energy exchanges, for delivery through March 2011. If we are not able to produce sufficient ethanol to deliver these gallons of ethanol in the future, we will be responsible for purchasing ethanol in the open market to fulfill these contracts. We were recently required to purchase additional gallons of ethanol on the market to fulfill contracts that we could not fulfill because of the off-specification ethanol that was rejected in November and December 2010. We anticipate that our total loss associated with purchasing these additional gallons of ethanol was approximately $1,777,000.

On January 26, 2011, we provided GPTG notice that we were terminating our ethanol marketing agreement effective as of May 1, 2011 pursuant to the terms of that agreement. Management anticipates entering into a new ethanol marketing agreement prior to the time when the GPTG agreement expires. Management anticipates that our new ethanol marketing agreement will be with RPMG, Inc. ("RPMG"). We also anticipate becoming an owner of RPMG which will allow us to realize more favorable ethanol marketing rates compared to other marketers' fees. We expect that the new ethanol marketing agreement we anticipate executing with RPMG would commence on May 1, 2011.

Distillers Grains Distribution

We have a Distillers Grains Marketing Agreement with CHS, Inc. (“CHS”), wherein CHS agreed to purchase all of the distillers grains produced at our plant. The initial term of the distillers grains marketing agreement was for one year, beginning with the start-up of operations and production at the plant. After the initial one-year term, the agreement automatically renews for successive one year terms unless either party gives 90 days written notice of termination before the current term expires.

The following events are defaults under the CHS agreement: (a) failure of either party to make payment to the other when due; (b) default by either party in the performance of their respective obligations under the agreement; and (c) the insolvency of either CHS or Homeland Energy.

CHS agreed to pay us 98% of the actual sale price received by CHS from its customers for DDGS sold and 96% of the actual sale price received by CHS for MWDG sold, subject to certain minimum fees per ton. CHS deducts the customary freight costs incurred by CHS in delivering the distillers grains to its customers from our portion of the distillers grains sale price.

New Products and Services

We have not introduced any new products or services during our fiscal year ended December 31, 2010.

Competition

We are in direct competition with numerous ethanol producers in the sale of ethanol and distillers grains. We also compete with numerous ethanol producers in purchasing raw materials to produce ethanol and distillers grains. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol and distillers grains customers and raw material suppliers. Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of February 3, 2011, the Renewable Fuels Association estimates that there are 204 ethanol production facilities in the United States with capacity to produce approximately 14.1 billion gallons of ethanol per year and another ten plants under expansion or construction with capacity to produce an additional 560 million gallons of ethanol per year. According to RFA estimates, approximately 4% of the ethanol production capacity in the United States was not operating as of February 3, 2011. The ethanol industry is continuing to experience consolidation where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 600
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)
POET Biorefining	1,629	—
Archer Daniels Midland	1,750	—
Valero Renewable Fuels	1,130	—
Green Plains Renewable Energy	657	—

Updated: February 3, 2011

Ethanol and distillers grains are commodity products. Since ethanol and distillers grains are commodities, there are no significant differences in quality between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. Therefore, competition in the ethanol industry is primarily based on price. Management believes we are a lower cost producer of ethanol and that we have an experienced management team operating our ethanol plant. However, larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize due to their increased bargaining power. This could put us at a competitive disadvantage to other ethanol producers. These larger ethanol producers may be able to enter into more favorable arrangements to purchase raw materials and also may be able to receive a higher price for the ethanol they produce due to the size of their operations.

In 2008, Valero Renewable Fuels, which is a subsidiary of a major gasoline refining company, purchased several ethanol plants. Currently, Valero Renewable Fuels owns 10 ethanol plants with capacity to produce approximately 1.1 billion gallons of ethanol annually. This makes Valero Renewable Fuels one of the largest ethanol producers in the United States. Further, since the parent company of Valero Renewable Fuels is a gasoline blender, Valero Renewable Fuels has an established customer for the ethanol it produces which may allow Valero Renewable Fuels to be more competitive in the ethanol industry. At times when ethanol demand may be lower, it is unlikely that Valero Renewable Fuels will have difficulty selling the ethanol it produces due to the fact that it is a subsidiary of a company that is required to blend a significant amount of ethanol. While Valero is currently the largest oil company which has purchased a significant amount of ethanol production capacity, other large oil companies may follow the lead of Valero in the future. Should other large oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete and to find customers for our ethanol.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale. However, due to government incentives designed to encourage innovation in the production of cellulosic ethanol, we anticipate that commercially viable cellulosic ethanol technology will be developed in the future. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

    A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. Recently, several Japanese car makers and related companies issued a press release signaling the release of commercially available fuel cell vehicles as soon as 2015. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. In addition, electric car technology has recently grown in popularity, especially in urban areas. While there are currently a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations to make electric car technology more widely available in the future. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

Sources and Availability of Raw Materials

Corn Supply

The major raw material required to produce ethanol and distillers grains at our plant is corn. The ethanol plant is currently operating at a rate well in excess of its nameplate capacity. We anticipate that we will require approximately 45 million bushels of corn per year to produce approximately 126 million gallons of ethanol per year. We plan to buy as much corn as possible from local grain elevators and farmers. Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn. Our principal corn suppliers are Five Star Cooperative and Ostrander Farmers Cooperative. However, we anticipate continuing to purchase corn from many elevators, cooperatives and local farmers in our area to fulfill our corn needs.

The price and availability of corn are subject to significant fluctuations depending on a number of factors, including crop conditions, weather, governmental programs and foreign purchases. Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problems. Any shortage of corn, either locally, or in the United States generally, could increase the price we pay for corn. The price of corn was volatile during our 2010 fiscal year and we anticipate that it will continue to be volatile in the future. Increases in the price of corn significantly increase our cost of goods sold. If these increases in our cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, the cost of goods sold increases could have a significant negative impact on our profitability.

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

Utilities

We entered into an agreement with Northern Natural Gas in April 2008 for connection to its interstate pipeline and for transportation services for our natural gas supply. To access sufficient supplies of natural gas to operate the plant, a dedicated lateral pipeline from Northern Natural Gas's interstate pipeline has been constructed to service our plant. Construction of the natural gas lateral pipeline was completed prior to the commencement of our operations at the ethanol plant. We purchase our natural gas through various suppliers.

We entered into an Energy Management Services Agreement with U.S. Energy dated July 10, 2009. Pursuant to the agreement, U.S. Energy assists us with electric energy and natural gas management and procurement. U.S. Energy's responsibilities include administration of our gas supply contracts, nomination, scheduling and other logistical issues such as storage and transportation, negotiation and delivery. We work with U.S. Energy to provide estimated usage volumes on a monthly basis. In exchange for these management services, we pay a monthly service fee, as well as pre-approved expenses in connection with the services. The agreement for these services continues on a month to month basis.

On March 6, 2009, we entered into an Electrical Services Agreement with Hawkeye Tri-County Electric Cooperative (Hawkeye), to supply all of the electricity necessary to operate the ethanol plant. Pursuant to the agreement, Hawkeye has installed the electrical facilities necessary to deliver all of the electric power and energy required to operate our ethanol plant.

The agreement with Hawkeye will remain in effect for ten years from the date we began processing ethanol at the plant (April 2009), and will terminate on the tenth anniversary of that date (April 2019). We may continue to receive the service following expiration of the ten-year term for a minimum of two years. Either party will then have the right to terminate the agreement upon six months' written notice.

Coal Gasification

When we originally planned to construct our ethanol plant, we explored the use of coal gasification technology to power our plant. Due to changing circumstances in the ethanol and energy industries, we did not proceed with installing the coal gasification technology. Management plans to continue to evaluate the feasibility of incorporating a coal gasification energy center as part of our strategic plan. However, if we do decide to install a coal gasification energy system, installation is not likely to occur in the short term. Further, the air permit that we secured in order to proceed with the coal gasification project expired in February 2010. Therefore, if we decide to implement the coal gasification project in the future, we would have to secure a new air permit which would involve significant costs.

Although we do not anticipate installing a coal gasification energy center in the short term, we have entered into several preliminary agreements related to the construction of a coal gasification energy center. Our management remains committed to evaluating all options for the installation of energy-saving technologies such as a coal gasification energy center or any other technology that may become feasible in the future.

Dependence on One or a Few Major Customers

As discussed previously, we have an exclusive ethanol marketing agreement with GPTG, and we have an agreement with CHS for the marketing of our distillers grains. We also plan to enter into a new exclusive ethanol marketing agreement with RPMG prior to the time our current ethanol marketing agreement terminates on May 1, 2011. We rely on GPTG and CHS for the sale and distribution of all of our products and we expect to rely on RPMG to market our ethanol going forward. Therefore, we are highly dependent on RPMG and CHS for the successful marketing of our products. Any loss of RPMG or CHS as the marketing agent for our ethanol or distillers grains could have a significant negative impact on our revenues. While we anticipate that we could secure other ethanol and distillers grains marketers if necessary, any loss of our marketers could significantly impact our ability to operate the ethanol plant profitably.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen to design and build our ethanol plant.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The RFS for 2010 was approximately 13 billion gallons, of which corn based ethanol could be used to satisfy approximately 12 billion gallons. The RFS for 2011 is approximately 14 billion gallons, of which corn based ethanol can be used to satisfy approximately 12.6 billion gallons. Current ethanol production capacity exceeds the 2011 RFS requirement.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these green house gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle green house gas requirement and is not required to prove compliance with the lifecycle green house gas reductions. In addition to the lifecycle green house gas reductions, many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Management believes that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 135 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 for flex fuel vehicles. Management believes that we will reach this blending wall in 2011, since the RFS requirement for 2011 is 14 billion gallons.

Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, management believes that many gasoline retailers will refuse to provide E15 because not all standard vehicles will be allowed to use E15 and due to liability concerns regarding consumers who use E15 in unapproved vehicles. There are stiff fines that can be imposed on consumers and retail gas station owners if E15 is used in vehicles which are not approved by the EPA. Further, the EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  Some believe these labeling requirements may also discourage consumers from purchasing E10 blends. Management believes the labeling requirements the EPA is considering unfairly portray ethanol blended fuels. As a result of all of these factors, the approval of E15 may not significantly increase demand for ethanol.

In addition to E15, the ethanol industry is advocating the use of an intermediate blend of 12% ethanol and 88% gasoline called E12.  Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles.  Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles.  Two lawsuits were filed on November 9, 2010 by representatives of the food industry and the petroleum industry challenging the EPA's approval of E15.  It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.

In addition to the RFS, the ethanol industry depends on the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol that is sold in a blend of at least 10% ethanol, which equals a credit of 4.5 cents per gallon of E10 sold (total credit of 45 cents per gallon of ethanol blended at a rate of 10% which equals 4.5 cents per gallon for E10). VEETC was recently renewed until December 31, 2011. If this tax credit is not renewed before the end of 2011, it likely would have a negative impact on the price of ethanol and demand for ethanol in the market due to reduced discretionary blending of ethanol. Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline. However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even if the VEETC is not renewed past 2011. If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

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

In 2006, Iowa passed legislation promoting the use of renewable fuels. One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009. This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019. This is expected to be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa. This could increase local demand for ethanol and may increase the local price for ethanol. However, this will also likely correspond to increased competition for raw materials in Iowa.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

In late 2009, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in green house gases which is measured using a lifecycle analysis, similar to RFS2. Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol. Management believes that these new regulations could preclude corn based ethanol from being used in California in the future. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce which could decrease the market price of ethanol. Currently, several lawsuits have been filed challenging the California LCFS.

United States ethanol production is benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. The 54 cent per gallon tariff was recently extended until December 31, 2011. If this tariff is eliminated, it could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2010, we incurred costs and expenses of approximately $217,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $220,000 for compliance with environmental laws for our fiscal year ended December 31, 2011.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Employees

As of December 31, 2010, we had 43 full-time employees. In addition, in December 2008 we entered into a Management Services Agreement with Golden Grain Energy, LLC, pursuant to which we share certain management employees, including our President/Chief Executive Officer, Walt Wendland, our Chief Operating Officer, Chad Kuhlers, and additional middle-management employees. Mr. Kuhlers is also a Director of Homeland Energy Solutions. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

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

Risks Relating to Our Business

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have a $94 million credit facility with Home Federal. Our credit agreements with Home Federal include various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, Home Federal could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

Increases in the price of corn or natural gas could reduce our profitability.  Our primary sources of revenue are from the sale of ethanol and distillers grains. Ethanol and distillers grains production require significant amounts of corn and natural gas. Our results of operations and financial condition are significantly affected by the price and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control including weather and general economic factors.

Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. For the last several years, we have experienced significant volatility in the price of corn. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant. Further, we may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also create risks for our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.” If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels previously experienced by the ethanol industry. Our gross margins will depend principally on the spread between market ethanol and corn prices. This spread between the market price of ethanol and the market price of corn has been volatile in the past, and management anticipates that this spread will likely continue to be volatile in the future. Any reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition and could reduce the value of our units.

Our revenue will be greatly affected by the price at which we can sell our ethanol and distillers grains. Our ability to generate revenue is dependent on our ability to sell the ethanol and distillers grains that we produce. Ethanol and distillers grains prices can be volatile as a result of a number of factors. These factors include overall supply and demand, the price of gasoline, level of government support, general economic conditions and the availability and price of competing products. Ethanol and distillers grains prices tend to fluctuate based on changes in energy prices and other commodity prices, such as corn and soybean meal. Should we experience decreasing ethanol and distillers grain prices, particularly if corn and natural gas prices remain high, we may not be able to profitably operate the ethanol plant. If this continues for a significant period of time, the value of our units may be negatively affected.

We have a limited operating history which might result in difficulty operating our ethanol plant profitably.  We commenced production of ethanol at our plant in April 2009. Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  While we have a management team that has experience in the ethanol industry, we still might face difficulty operating our ethanol plant. Our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company in a rapidly growing industry, such as the ethanol industry, where supply and demand may change substantially in a short amount of time. Any difficulty operating the ethanol plant could negatively impact the value of our units.

The parent company of our ethanol marketer, Green Plains Renewable Energy, LLC (“GPRE”), operates several ethanol plants, including two in Iowa, which are competitors with our plant for the sale of ethanol and distillers grains. We depend on the sales efforts of GPRE to sell all of the ethanol produced at our plant. However, GPRE is a competitor which operates several ethanol plants, including two in Iowa. Our agreement with GPRE provides that GPRE will use its best efforts to market all of our ethanol, however, there is no requirement that GPRE sell our ethanol before the ethanol produced by plants operated by GPRE. As a result, GPRE may market the ethanol produced by its plants first. If this occurs, GPRE may not be able to sell all of the ethanol we produce. If GPRE is unable to sell all of the ethanol we produce, it may harm the profitability of the ethanol plant and reduce the value of our units.

Our ethanol and distillers grains marketers may fail to sell all of the ethanol and distillers grains we produce which could negatively impact our profitability. We rely on our ethanol and distillers grains marketers to sell all of our products. Our only revenue source is from the sale of ethanol and distillers grains. If our ethanol and distillers grains marketers are unable to sell all of the ethanol or distillers grains we produce, or if they are unable to sell them at prices that allow us to operate profitability, the value of our units may be negatively impacted. Further, our ethanol and distillers grains marketers may fail. While we anticipate that we will be able to secure alternative marketers should our ethanol or distillers grains marketers cease marketing our products for any reason, we may not be able to do so without incurring additional costs or without a reduction in our revenue. Any loss of our ethanol or distillers grains marketers may negatively impact our profitability and could decrease the value of our units.

We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. These hedging instruments can be risky and can negatively impact our liquidity. In times when commodity prices are volatile, we may be required to use significant amounts of cash to make margin calls as a result of our hedging positions. The effectiveness of our hedging strategies is dependent on the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Our hedging activities may not successfully reduce the risk caused by price fluctuations which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial condition may also be adversely affected during periods in which corn and/or natural gas prices increase. These hedging transactions could impact our ability to profitably operate the ethanol plant and negatively impact our liquidity.

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol or distillers grains, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

We may incur casualty losses that are not covered by insurance which could negatively impact the value of our units. We have purchased insurance which we believe adequately covers our losses from foreseeable risks. However, there are risks that we may encounter for which there is no insurance or for which insurance is not available on terms that are acceptable to us. If we experience a loss which materially impairs our ability to operate the ethanol plant which is not covered by insurance, the value of our units could be reduced or eliminated.

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

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Management believes that the ethanol industry is approaching this blending wall. Management believes that in order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. In the fall of 2010, the EPA approved the use of E15 for standard vehicles produced in the model year 2007 and later. Recently, the EPA approved the use of E15 in standard vehicles produced in the model year 2001 and later. However, the EPA is also expected to introduce E15 labeling requirements which may cause consumers to avoid using E15. The fact that E15 has not been approved for use in all vehicles and the anticipated labeling requirements may lead to gasoline retailers refusing to carry E15. Further, many gasoline retailers are fearful of significant fines that could be levied against gas stations if consumers use E15 in vehicles that have not been approved by the EPA. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably. This could reduce or eliminate the value of our units.

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2011, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. The VEETC was recently extended for one year. This excise tax credit is set to expire on December 31, 2011. We believe that VEETC positively impacts the price of ethanol. If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

The price of distillers grains may decline as a result of China's antidumping investigation of distillers grains originating in the United Sates. Estimates indicate that as much as 10 to 15 percent of the distillers grains produced in the United States will be exported to China in the coming year. However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce. If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to Chinese customers there may be a reduction in the price of distillers grains in the United States. Declines in the price we receive for our distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

The ethanol industry is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to more than 13 billion gallons in 2010. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices. Excess ethanol production capacity could have an adverse impact on our results of operations, cash flows and general financial condition. If demand for ethanol does not grow at the same pace as increases in supply, we would expect the price of ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs which could reduce the value of our units.

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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate which requires the use of 36 billion gallons of renewable fuels by 2022. Further, some states have passed renewable fuel mandates. All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. Further, these larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the Renewable Fuels Standard (RFS). The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations.

In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce ethanol prices and our revenue. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased ethanol demand will result, which could negatively impact our ability to operate profitably.

Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. The tariff that protects the United States ethanol industry expires at the end of 2011 which could lead to increased ethanol supplies and decreased ethanol prices.

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  Some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

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

ITEM 2. PROPERTIES.

Our plant is located on an approximately 350 acre site in Chickasaw County, Iowa. The plant's address is 2779 Highway 24, Lawler, Iowa 52154. Construction of our plant was completed in April 2009. All of our operations are located at this site.

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

All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Home Federal Savings Bank, which is described below under “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources.”

ITEM 3. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of February 18, 2011, we had 90,445 units outstanding and approximately 1,255 total members.

Unit Trading

There is no established public trading market for our units. However, on February 5, 2008, we established the Unit Trading Bulletin Board, which is a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board consists of an electronic bulletin board on our website that provides a list of interested buyers and a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically effect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting transactions beyond approval, as required under our operating agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our Unit Trading Bulletin Board, we do not characterize Homeland Energy Solutions as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

The information was compiled by reviewing the completed unit transfers that occurred on the Unit Trading Bulletin Board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
First Quarter 2009	$1,000	$1,000	$1,000	$10
Second Quarter 2009	$1,000	$1,000	$1,000	$71
Third Quarter 2009	$—	$—	$—	$—
Fourth Quarter 2009	$850	$890	$870	$40
First Quarter 2010	$790	$1,000	$895	$140
Second Quarter 2010	$800	$1,000	$900	$55
Third Quarter 2010	$845	$1,000	$923	$360
Fourth Quarter 2010	$1,000	$1,000	$1,000	$1,045

The following table contains the bid and asked prices that were posted on the Unit Trading Bulletin Board and includes some transactions that were not completed. We believe the table above more accurately describes the trading value of our units as the bid and asked prices below include some offers that never resulted in completed transactions. The information was compiled by reviewing postings that were made on the Unit Trading Bulletin Board.

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
First Quarter 2009	$—	$—	$—	$—
Second Quarter 2009	$940	$1,250	$1,246	$7,115
Third Quarter 2009	$890	$1,000	$945	$35
Fourth Quarter 2009	$900	$1,200	$995	$200
First Quarter 2010	$890	$1,000	$945	$475
Second Quarter 2010	$990	$1,171	$1,081	$306
Third Quarter 2010	$950	$1,150	$1,050	$350
Fourth Quarter 2010	$1,000	$1,250	$1,125	$700

Buyers Quarter	Low Price	High Price	Average Price	# of Units Listed
First Quarter 2009	$—	$—	$—	$—
Second Quarter 2009	$—	$—	$—	$—
Third Quarter 2009	$—	$—	$—	$—
Fourth Quarter 2009	$—	$—	$—	$—
First Quarter 2010	$—	$—	$—	$—
Second Quarter 2010	$700	$700	$700	$25
Third Quarter 2010	$—	$—	$—	$—
Fourth Quarter 2010	$800	$800	$800	$25

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

Distributions

Our board of directors declared our first distribution of $68 per membership unit in December 2010. We did not declare or pay any distributions during our 2009 fiscal year. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility. Without our primary lender's approval, we may make distributions in an amount less than 40% of our previous year's net income provided we are not in default of our loans. Our financial covenants are discussed in greater detail in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources.” Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations.”

ITEM 6. SELECTED FINANCIAL DATA

We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2010 and 2009

	2010		2009
Income Statement Data	Amount	%	Amount	%
Revenue	$254,480,111	100.0	$161,855,910	100.0

Cost of Goods Sold	239,311,226	94.0	142,218,998	87.9

Gross Profit	15,168,885	6.0	19,636,912	12.1

Selling, General and Administrative Expenses	2,198,314	0.9	2,451,539	1.5

Operating Income	12,970,571	5.1	17,185,373	10.6

Other Income (Expense)	(1,939,762)	(0.8)	(1,544,998)	(1.0)

Net Income	11,030,809	4.3	15,640,375	9.7

Revenue

Our total revenue was significantly higher during our 2010 fiscal year compared to our 2009 fiscal year because the plant was only operational for approximately three quarters during our 2009 fiscal year which reduced our total revenue during that period. The plant was substantially completed and we commenced production of ethanol and distillers grains in April 2009. During our 2010 fiscal year, ethanol sales accounted for approximately 85% of our total revenue and distillers grains sales accounted for approximately 15% of our total revenue. During our 2009 fiscal year, ethanol sales accounted for approximately 86% of our total revenue and distillers grains sales accounted for approximately 14% of our total revenue. Our revenue is presented in our financial statements, net of the shipping costs that are incurred in transporting our ethanol and distillers grains to the end customer. These shipping charges are deducted by our ethanol and distillers grains marketers from the amounts realized on the sale of our ethanol and distillers grains.

During our 2010 fiscal year, our total ethanol revenue increased by approximately 56% compared to our 2009 fiscal year. This increase in ethanol revenue was primarily due to increased ethanol production since we had an entire 12 months of operations during the 2010 period along with an increase in the average price we received per gallon of ethanol sold during our 2010 fiscal year. We sold approximately 54% more gallons of ethanol during our 2010 fiscal year compared to our 2009 fiscal year. Further, the average price we received per gallon of ethanol sold was approximately 3% higher during our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase in ethanol prices with higher market corn and gasoline prices which both positively benefit market ethanol prices. Management anticipates that ethanol prices will increase during our 2011 fiscal year due to significantly higher corn prices and higher gasoline prices. However, management anticipates that any decreased demand for ethanol or increased ethanol supply could negatively impact ethanol prices. This could lead to ethanol producers reducing capacity or ceasing operations altogether if ethanol supply exceeds ethanol demand. Due to the fact that higher percentage blends of ethanol have not been approved for use in all standard vehicles, it may be difficult for the ethanol industry to continue to grow demand for ethanol due to the limited market for ethanol from E10 blends. The ethanol industry is currently battling narrowing margins between the market price of ethanol and corn prices which has led to less profitability industry wide. Management anticipates that increased ethanol exports to Europe may provide additional ethanol demand. However, as the price of ethanol continues to increase, export demand may be lower which could negatively impact ethanol prices.

During our 2010 fiscal year, our total distillers grains revenue increased by approximately 70% compared to our 2009 fiscal year. We sold approximately 57% more tons of distillers grains during our 2010 fiscal year compared to our 2009 fiscal year due to increased production during the 2010 period. In addition, we sold more of our distillers grains in the dried form due to market conditions that favored the sale of DDGS compared to MWDG. DDGS typically sell at a premium price compared to MWDG. The average price we received per ton of DDGS was approximately 7% greater during our 2010 fiscal year compared to our 2009 fiscal year. The average price we received per ton of MWDG was approximately 16% greater compared to our 2009 fiscal year. Management attributes this increase in distillers grains prices with higher corn prices and increased demand from exports to countries such as Canada, Mexico and China. Management anticipates that distillers grains demand will remain strong due to high corn prices. Since distillers grains are used as a substitute for corn, when the market price of corn increases, animal feeding operations typically increase demand for distillers grains which positively impacts the market price of distillers grains. Recently, China began investigating United States distillers grains exporters for dumping distillers grains in China. While the United States distillers grains industry believes that China's dumping claims are without merit, these developments may negatively impact distillers grains exports to China which could negatively impact market distillers grains prices. The actions by the Chinese government are at odds with market conditions in China that have continued to demand more distillers grains from the United States.

Cost of Goods Sold

Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. During our 2010 fiscal year, our cost of goods sold was approximately 94.0% of our total revenue compared to approximately 87.9% of our total revenue during our 2009 fiscal year. We attribute this increase in the overall percentage of our cost of goods sold compared to our total revenue during our 2009 fiscal year compared to our 2010 fiscal year with a less favorable spread between ethanol and corn prices during our 2010 fiscal year.

Our total cost of goods sold attributed to corn costs increased during our 2010 fiscal year by approximately 56% compared to our 2009 fiscal year due to increased corn prices and increased corn consumption. The average price we paid per bushel of corn during our 2010 fiscal year was approximately 5% greater than during our 2009 fiscal year. Management attributes this increase in corn prices with decreased corn production and carryover during the 2009/2010 crop year. Unfavorable weather conditions in the Midwest led to decreased corn yields in many parts of the Midwest. This reduced the total amount of corn harvested in the fall of 2010. This decrease in corn production along with increased corn demand, decreased carryover and pushed corn prices higher at the end of our 2010 fiscal year and into the beginning of our 2011 fiscal year. Management anticipates that corn prices will continue to increase in our 2011 fiscal year until the United States corn market is assured of a harvest that will increase carryover. This may lead to sustained high corn prices throughout our 2011 fiscal year. If we experience another growing season with unfavorable weather conditions and lower corn yields, corn prices could continue to climb.

In addition to higher corn prices, we consumed approximately 48% more corn during our 2010 fiscal year compared to our 2009 fiscal year. This increase in corn consumption is primarily due to our increased ethanol production during our 2010 fiscal year compared to the same period of 2009. Management anticipates that our corn consumption will be comparable in our 2011 fiscal year to our 2010 corn consumption.

Our cost of goods sold related to natural gas increased by approximately 73% during our 2010 fiscal year compared to our 2009 fiscal year due to increased natural gas prices and increased natural gas consumption. Our total natural gas consumption increased by approximately 55% during our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase in natural gas consumption with increased production of ethanol and distillers grains during our 2010 fiscal year compared to the same period of 2009. In addition, the average price we paid per MMBtu of natural gas increased by approximately 14% during our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase in natural gas prices with increased commodity prices generally during 2010, especially energy prices. Natural gas prices have been very low during recent years due to lower energy demand and relatively stable natural gas supplies. Management anticipates that as the world economy starts to recover, energy demand, including natural gas, will continue to increase and cause further increases in the price of natural gas.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened commodities trading accounts. In addition, we have hired a commodities manager to manage our corn procurement activities. Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol and distillers grains. During our 2010 fiscal year, we had a realized loss of approximately $4.8 million and an unrealized loss of approximately $4.4 million related to our corn and natural gas derivative instruments which increased our costs of goods sold. During our 2009 fiscal year, we had a realized gain of approximately $2.4 million and an unrealized loss of approximately $238,000 related to our corn and natural gas derivative instruments which together decreased our costs of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 45 million bushels of corn per year. During our 2010 fiscal year, we entered into risk management positions for approximately 11% of the corn that we used to produce our ethanol and distillers grains. Going forward, we anticipate entering into risk management positions with respect to approximately 8-14% of our annual corn needs. As of December 31, 2010, we had risk management positions in place for approximately 12% of our corn needs for our 2011 fiscal year.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were lower during our 2010 fiscal year compared to our 2009 fiscal year primarily due to the fact that during our 2009 fiscal year, we had an asset impairment of approximately $481,000 related to a change order during construction of the plant to change the design from one large thermal oxidizer stack to two smaller thermal oxidizer stacks. We had no asset impairments during our 2010 fiscal year.

Other Income (Expense)

Our other expense increased during our 2010 fiscal year compared to our 2009 fiscal year because we received approximately $415,000 in grant income during our 2009 fiscal year and we received no grant income during our 2010 fiscal year. We also received less interest income during our 2010 fiscal year compared to our 2009 fiscal year because we had less cash on hand, including cash in our restricted cash account, during our 2010 fiscal year compared to our 2009 fiscal year.

Changes in Financial Condition for Fiscal Years Ended December 31, 2010 and 2009

Balance Sheet Data	2010	2009
Total current assets	$30,920,597	$19,811,778
Total property and equipment	138,906,631	149,107,152
Total other assets	2,847,833	13,600,758
Total Assets	$172,675,061	$182,519,688
Total current liabilities	27,089,841	12,664,291
Long Term Debt	33,101,406	62,252,132
Total members' equity	112,483,814	107,603,265
Total Liabilities and Members' Equity	$172,675,061	$182,519,688

Our current assets increased significantly at December 31, 2010 compared to December 31, 2009. This increase was primarily related to significant increases in our accounts receivable, inventory and the amount we had due from our commodities broker at December 31, 2010 compared to December 31, 2009. Our accounts receivable was higher at December 31, 2010 compared to December 31, 2009 due to higher ethanol prices at December 31, 2010 and approximately $4.7 million related to the final disposition of the off-specification ethanol. We shipped ethanol that failed to meet industry specifications in November and December 2010. However, we processed the off-specification ethanol and subsequently sold it in late December 2010. As of December 31, 2010, we had not yet received the payment for the off-specification ethanol we sold which resulted in the increased accounts receivable. The value of our inventory was higher at December 31, 2010 compared to December 31, 2009 due to higher cost components for ethanol and corn prices. We use the lower of cost or market as of the end of our fiscal year to value the ethanol we have in inventory and we use the lower of cost or market as of the end of our fiscal year to value our corn inventory. The amount of cash our commodities broker was holding in our margin account was significantly higher at December 31, 2010 compared to December 31, 2009 due to significantly higher corn prices at December 31, 2010 compared to December 31, 2009. These higher corn prices resulted in a significant unrealized loss on our corn derivative instruments which required us to maintain a significant amount of cash in our margin account to offset this unrealized loss.

Our net property and equipment was lower at December 31, 2010 compared to December 31, 2009 due to increased accumulated depreciation. We had approximately $1.4 million in construction in progress at December 31, 2010 due to computer equipment we installed which helps improve plant efficiency. At December 31, 2009, we had approximately $1.2 million in construction in progress related to environmental monitoring equipment that we installed.

The value of our other assets at December 31, 2010 was significantly lower compared to December 31, 2009, primarily because Home Federal, our primary lender, approved the release of $10 million in our restricted cash account for payment of our long-term debt. This prepayment reduced the total amount of our long-term debt.

The value of our current liabilities was higher at December 31, 2010 compared to December 31, 2009, primarily due to increased accounts payable, an increase in our liability associated with our derivative instruments, approximately $6.1 million distribution payable and an increase in the current portion of our long-term debt. We also had approximately $1.6 million of checks issued in excess of the cash we had in our bank account. Any checks that we issue in excess of the amount of cash we have in our accounts are paid from our revolving line of credit with Home Federal. Our accounts payable was higher at December 31, 2010 compared to December 31, 2009 due to higher market corn prices at the end of our 2010 fiscal year. These higher corn prices also resulted in the increased liability associated with our derivative instruments at December 31, 2010 compared to December 31, 2009. We declared a distribution in December 2010 of approximately $6.1 million that will be paid during our 2011 fiscal year. We included the amount of the distribution payable in our current liabilities. The current portion of our long-term debt was higher at December 31, 2010 compared to December 31, 2009 because we included a full year's payments on our long-term debt at December 31, 2010 compared to eleven months of payments at December 31, 2009. We did not commence making principal payments on our long-term debt until February 2010.

The total amount of long-term debt we had outstanding at December 31, 2010 was significantly lower compared to December 31, 2009. This decrease was due to our regular debt service payments, the $5 million free cash flow payment we were required to make on our long-term loan in April 2010, and the $20 million prepayment we made on our long-term loan in September 2010. These payments are discussed in greater detail below in the section entitled "Short-Term and Long-Term Debt Sources."

The total amount of our members' equity increased as of December 31, 2010 compared to December 31, 2009 as a result of a significant increase in retained earnings as of December 31, 2010 from our net income earned, less the accrued distribution at December 31, 2010.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20,000,000 revolving line of credit. These credit facilities are described in greater detail below under “Short-Term and Long-Term Debt Sources.” As of December 31, 2010, we had $16,750,000 available pursuant to our revolving line of credit and no cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving line of credit and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the fiscal years ended December 31, 2010 and 2009:

	2010	2009
Net cash provided by operating activities	$18,145,203	$10,713,713
Net cash provided by (used in) investing activities	7,993,159	(27,328,492)
Net cash provided by (used in) financing activities	(26,970,402)	17,402,220
Cash at beginning of period	832,040	44,599
Cash at end of period	—	832,040

Cash Flow From Operations

We used more cash for our operations during our 2009 fiscal year compared to our 2010 fiscal year because we were starting our operations in 2009 which required us to use cash to build our inventories and from a larger increase in our accounts receivable during our 2009 fiscal year.

Cash Flow From Investing Activities

Our investing activities provided cash to our operations during our 2010 fiscal year because of a decrease in our restricted cash of approximately $9.9 million, offset by the amounts we paid during our 2010 fiscal year for construction in progress. We were completing construction of our ethanol plant during our 2009 fiscal year which resulted in a significant amount of cash being used for final payments for plant construction.

Cash Flow From Financing Activities

Our credit facilities provided a significant amount of cash for our operations during our 2009 fiscal year because we were finishing construction of the ethanol plant during that time and therefore were drawing funds from our Home Federal credit facility. In 2010, we used approximately $32 million in cash to repay our long-term debt with Home Federal. In addition, at the end of our 2010 fiscal year, we borrowed $3.75 million on our long-term line of credit due to losses we experienced on our derivative instruments during our 2010 fiscal year.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. The Master Loan Agreement provides for (i) a construction loan in an amount not to exceed $94,000,000 (of which up to $20,000,000 may be converted to a term revolving loan upon start-up of operations), and (ii) a seasonal line of credit in an amount not to exceed $6,000,000.

Term Loan

On July 1, 2009, we converted the $94,000,000 construction loan with Home Federal into a $74,000,000 term loan and a $20,000,000 term revolving line of credit under the terms of the Master Loan Agreement. We made monthly payments of accrued interest on the term loan from the date of conversion until seven months later. Beginning in the seventh month after conversion, or on February 1, 2010, we began making equal monthly principal payments in the amount of $616,667 plus accrued interest. All unpaid principal and accrued interest on the term loan will be due on the fifth anniversary of such conversion, or July 1, 2014. We have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the LIBOR Rate plus 300 basis points. We made a free cash flow payment of $5 million during our second quarter of 2010 which reduced the principal balance of our term loan. In addition, in September 2010, we entered into an amendment of our loan agreement with Home Federal. The purpose of the amendment was to allow us to release $10 million that Home Federal was holding in our debt service reserve account earlier than as provided by the terms of our loan agreement. In exchange, we agreed to apply the $10 million from our debt reserve to our term loan and to make an additional prepayment of $10 million from our cash reserves towards our term loan. Therefore, we made a total prepayment of $20 million on our term loan in September 2010. As of December 31, 2010, we had approximately $37,217,000 outstanding on our term loan which accrued interest at a rate of 3.265% per year.

Term Revolving Loan

We have a $20,000,000 term revolving loan which was converted on July 1, 2009 from the construction loan and has a maturity date of five years from the conversation date or July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the LIBOR Rate plus 300 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan in July 2014, on which date the unpaid principal amount of the term revolving loan becomes due. As of December 31, 2010, we had $3,250,000 outstanding on our term revolving loan and $16,750,000 available to be drawn. Interest accrued on our term revolving loan as of December 31, 2010 at a rate of 3.265% per year.

Seasonal Line of Credit

Under the terms of the Master Loan Agreement, we agreed to the terms of a $6 million seasonal line of credit. This $6 million seasonal line of credit expired on June 30, 2010.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of December 31, 2010, we were in compliance with all of our debt covenants and financial ratios. In April 2010, we made a $5,000,000 free cash flow payment as part of the covenant calculations. Prior to the time we executed the amendment to the Master Loan Agreement, we were required to maintain a debt service reserve account of $10 million for use by Home Federal for repayment of the loans. The amendment allowed us to release $10 million from this reserve account to prepay our loan. Tangible net worth is calculated as the excess total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement for December 31, 2010 was $95 million. Our tangible net worth requirement increases by $5 million annually until 2012 when we are required to have tangible net worth of $105 million. We are required to maintain this $105 tangible net worth until the maturity date of our loans. As of December 31, 2010 we had tangible net worth of approximately $111.9 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios during our 2011 fiscal year.

Failure to comply with the loan covenants or to maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. Any acceleration of the debt financing or imposition of the fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.

Should we default on any of our obligations pursuant to the Home Federal loans, Home Federal may terminate its commitment to provide us funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable. Events of default include, the failure to make payments when due, our insolvency, any material adverse change in our financial condition or the breach of any of the covenants, representations or warranties we have made in the loan agreements.

IDED Loans

We also entered into two unsecured loan agreements with the Iowa Department of Economic Development (IDED); one for a $100,000 loan to be repaid over 60 months starting in April 2008 at a 0% interest rate and one for a $100,000 forgivable loan. The forgivable loan was subject to meeting terms of the agreement, including installation of a coal gasification energy center and the fulfillment of job creation obligations. We repaid the interest free and forgivable loans in full on April 23, 2009 because we did not fulfill the coal gasification requirement of the IDED agreement.

Grants and Government Programs

In addition to our equity and debt financing we have applied for and received various grants. In May 2006 we received a grant from the Iowa Corn Promotion Board in the amount of $25,000 for the preparation of our feasibility study and legal fees during our equity drive.

On December 19, 2007, the Iowa Department of Economic Development approved us for a package of benefits, including a grant of $240,000 for the construction of a turning lane off of Iowa Highway 24 to the plant as well as a package of tax benefits under the High Quality Jobs Program from the State of Iowa. Such tax benefits include a refund of sales, service and use taxes paid to contractors during the construction phase, an investment tax credit of up to $10,000,000 for qualified expenditures directly related to the new jobs created, and a property tax exemption for a portion of the value added by improvements we made to our property directly related to new jobs created by the plant (estimated at $10,350,000). In order to receive these benefits, we are required to meet certain requirements by 2012, such as the creation of 40 full-time employee positions meeting certain minimum wage and benefit criteria. These 40 positions must be maintained for at least two years following their creation. Currently, we have 43 employees and hope to maintain the minimum job requirement until 2012.

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

We received preliminary approval for a loan guarantee of 60% of a potential $40,000,000 loan through Home Federal Savings Bank from the United States Department of Agriculture (“USDA”) under the Rural Energy Program based on some unique efficiencies at our plant. However, we were required to meet certain conditions prior to the receipt of the loan guarantee. We determined that the cost of securing the loan guarantee did not justify continuing to pursue the loan guarantee. Therefore, we ceased pursuing the USDA loan guarantee during our 2010 fiscal year.

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

Derivative Instruments

In January 2009, we began entering into derivative instruments to hedge our exposure to price risk related to forecasted corn and forward corn purchase contracts through our commodities accounts with ADM Investor Services, Inc. (“ADMIS”). We may also occasionally enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not plan to enter into derivative instruments other than for hedging purposes.  Changes in the fair value of our derivatives are recorded in current period earnings.  Although certain derivative instruments are not designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments will be effective economic hedges of specified risks.

Capitalization of Interest

The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Financial Accounting Standards Board ASC Topic 835, Interest, Subtopic 20, Capitalization of Interest. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. Interest capitalized in 2010 and 2009 was approximately none and $817,000, respectively, which was for the period prior to full- time production.

Revenue recognition

Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers. This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol and distiller grains are not specifically identifiable and as a result, revenue from the sale of ethanol and distiller grains is recorded based on the net selling price reported to the Company from the marketer.

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at December 31, 2010.

Inventory Valuation

Inventories are generally valued at the lower of cost (first-in, first-out) or market. In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

Accounting pronouncements

Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168, as codified in FASB ASC Topic 105, replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. We adopted this pronouncement in the third quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our financial position and results of operations.

In June 2009, the FASB issued guidance which amends certain ASC concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company adopted this statement in the fourth quarter of fiscal 2009. The adoption of this statement did not have a material impact on the Company's financial condition and results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value (ASU 2009-05). The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after August 2009. The Company adopted this statement during the quarter ended September 30, 2009. The adoption of this statement did not have a material impact on the Company's financial condition and results of operations.

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

New pronouncements issued but not effective until after December 31, 2010, are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Homeland Energy Solutions, LLC

We have audited the accompanying balance sheet of Homeland Energy Solutions, LLC as of December 31, 2010, and the related statements of operations, changes in members' equity and cash flows for December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Des Moines, Iowa
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
Homeland Energy Solutions, LLC
Lawler, Iowa

We have audited the accompanying balance sheet of Homeland Energy Solutions, LLC as of December 31, 2009, and the related statements of operations, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
March 10, 2010

HOMELAND ENERGY SOLUTIONS, LLC
Balance Sheets
December 31, 2010 and December 31, 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$832,040
Accounts receivable	13,042,300	9,347,223
Inventory	9,960,551	6,273,488
Due from broker	5,944,724	870,059
Prepaid and other	1,973,022	2,488,968
Total current assets	30,920,597	19,811,778

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	22,471,580
Buildings	4,870,412	4,863,070
Equipment	130,422,059	129,209,097
Construction in progress	1,430,272	1,230,695
	159,194,323	157,774,442
Less accumulated depreciation	20,287,692	8,667,290
Total property and equipment	138,906,631	149,107,152

OTHER ASSETS
Loan fees, net of amortization 2010 $583,228; 2009 $406,305	589,744	766,667
Restricted cash	354,752	10,256,026
Utility rights, net of amortization 2010 $404,692; 2009 $184,293	1,903,337	2,578,065
Total other assets	2,847,833	13,600,758

TOTAL ASSETS	$172,675,061	$182,519,688

See Notes to Financial Statements.

HOMELAND ENERGY SOLUTIONS, LLC
Balance Sheets
December 31, 2010 and December 31, 2009

	2010	2009
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$1,574,710	$—
Accounts payable	6,600,078	4,736,837
Distribution payable	6,150,260	—
Derivative instruments	4,409,410	238,125
Retainage payable	58,143	140,312
Interest payable	116,109	213,693
Property tax payable	421,561	265,069
Payroll payable	347,061	263,360
Current maturities of long term liabilities	7,412,509	6,806,895
Total current liabilities	27,089,841	12,664,291

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	33,101,406	62,252,132

MEMBERS’ EQUITY
Members Capital, less syndication costs, 91,445 units issued and outstanding	89,572,744	89,572,744
Retained earnings	22,911,070	18,030,521
Total members' equity	112,483,814	107,603,265

TOTAL LIABILITIES AND MEMBERS' EQUITY	$172,675,061	$182,519,688

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

REVENUE, NET OF SHIPPING COSTS	$254,480,111	$161,855,910

COSTS OF GOODS SOLD	239,311,226	142,218,998

GROSS PROFIT	15,168,885	19,636,912

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,198,314	2,451,539

OPERATING INCOME (LOSS)	12,970,571	17,185,373

OTHER INCOME (EXPENSE)
Interest expense	(2,124,578)	(2,190,916)
Interest income	184,816	230,594
Grant income	—	415,324
	(1,939,762)	(1,544,998)

Net income	$11,030,809	$15,640,375

Basic & diluted net income per capital unit	$120.63	$171.04

Weighted average number of units outstanding for the
calculation of basic & diluted net income per capital unit	91,445	91,445

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2010, and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,030,809	$15,640,375
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,017,724	8,961,647
Loss on sale of property and equipment	—	124,783
Unrealized loss (gain) on risk management activities	4,171,285	238,125
Asset impairment	—	480,875
Change in working capital components:
(Increase) in accounts receivable	(3,695,077)	(9,347,223)
(Increase) in inventory	(3,687,063)	(6,273,488)
(Increase) decrease in cash due to (from) broker	(5,074,665)	(870,059)
(Increase) decrease in prepaid expenses	515,946	(2,373,100)
Increase in accounts payable	2,805,804	3,416,949
Increase in other current liabilities	60,440	714,829
Net cash provided by operating activities	18,145,203	10,713,713

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in restricted cash	9,901,274	(211,349)
Payments for equipment and construction in progress	(2,362,444)	(26,796,585)
Proceeds on sale of property and equipment	—	160,000
Refund of utility rights	454,329	—
Payments for other assets	—	(480,558)
Net cash provided by (used in) investing activities	7,993,159	(27,328,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks issued in excess of bank balance	1,574,710	—
Proceeds from long-term borrowing	3,750,000	22,587,220
Payments on long-term borrowing	(32,295,112)	(5,185,000)
Net cash provided by (used in) financing activities	(26,970,402)	17,402,220

Net increase (decrease) in cash	$(832,040)	$787,441

CASH AND CASH EQUIVALENTS
Beginning	832,040	44,599
Ending	$—	$832,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,045,239	$2,616,527

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Accounts payable related to construction in progress	$—	$860,394
Retainage payable related to construction in progress	58,143	140,312
Interest capitalized	—	817,183
Insurance costs capitalized	—	83,423
Loan fee amortization capitalized	—	58,974
Distribution declared but upaid	6,150,260	—

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2010 and 2009

	Members	Retained
	Capital	Earnings	Total
Balance, December 31, 2008	$89,572,744	$2,390,146	$91,962,890
Net Income	—	15,640,375	15,640,375
Balance, December 31, 2009	89,572,744	18,030,521	107,603,265
Distributions	—	(6,150,260)	(6,150,260)
Net Income	—	11,030,809	11,030,809
Balance, December 31, 2010	$89,572,744	$22,911,070	$112,483,814

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

Significant Accounting Policies:

Fiscal Reporting Period: The Company has a fiscal year ending on December 31.

Accounting Estimates: Management uses estimates and assumptions in preparing these financial statements in accordance with Accounting Principles Generally Accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company maintains its accounts primarily at one financial institution. At various times, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses in such accounts.

For purposes of balance sheet presentation and reporting the statement of cash flows, the Company considers all cash deposits with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Account receivables are recorded at their estimated net realizable value, net of an allowance for doubtful accounts.  The Company's estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms.  Accounts considered uncollectible are charged against the allowance. Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

Revenue Recognition: Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol and distiller grains are not specifically identifiable and as a result, revenue from the sale of ethanol and distiller grains is recorded based on the net selling price reported to the Company from the marketer.

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

Estimated Useful Life in Years
Land Improvements	20-40
Buildings	10-40
Equipment	7-40

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Financial Statements

For the years ended December 31, 2010 and December 31, 2009, depreciation expense was $11,620,402 and $8,667,290 respectively.

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

The total loss on asset impairments for the twelve months ending December 31, 2010 and December 31, 2009 was $0 and $480,875 respectively and is included in operating expense.

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

The Company enters into short-term cash, option and futures contracts as a means of securing purchases of corn, natural gas and sales of ethanol for the plant and managing exposure to changes in commodity and energy prices. All of the Company's derivatives are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Intangible Assets: Intangible assets consist of loan fees and utility rights. Utility rights consist of payments to electric and natural gas companies for construction in aid of electric and gas lines to the facility which the company retains no ownership rights to the assets. The loan fees are amortized over the term of the loan using a method that approximates the effective interest method. Utility rights are amortized over 15 years which is the anticipated useful life utilizing the straight-line method. The useful life was determined in part by the length of service agreements the Company has with the utility companies as well as normal usage of such infrastructure. Approximate amortization for the next five years is estimated as follows:

.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Financial Statements

	Loan Fees	Utility Rights	Total
2011	$177,000	$213,000	$390,000
2012	177,000	156,000	333,000
2013	177,000	136,000	313,000
2014	59,000	136,000	195,000
2015	—	136,000	136,000
Thereafter	—	1,126,000	1,126,000
Total	$590,000	$1,903,000	$2,493,000

Restricted Cash: The Company has a restriction on a specific account with a bank that is restricted in use for the repayment of long-term debt. The balance in this account has been treated as a non-current asset due to this restriction.

Fair Value: On January 1, 2009, the Company implemented the previously deferred provisions of the Financial Accounting Standards Board, Accounting Standards Coalition (FASB ASC) Topic 820 Fair Value Measurement and Disclosures, for non-financial assets and liabilities recorded at fair value, which had no impact on the Company's financial statements and is presented in Note 10.

Capitalization of interest: The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of FASB ASC Topic 835, Interest. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized interest of approximately none and $817,000 for the years ended December 31, 2010 and 2009, respectively.

Grant Income: Revenue for grants awarded to the Company is recognized upon meeting the requirements set forth in the grant documents. In June 2009, the Company was awarded a $300,000 working capital grant from the USDA's Value-Added Producer Grant (“VAPG”). The VAPG can provide up to 50% of the total project amount, $625,000 for the Company, to be used for capital. The Company is required to utilize the grant funds, as well as the $325,000 in matching funds, for corn, yeast, enzymes and processing chemical purchases. In October 2009, the Company was awarded an On the Job Training Grant from Northeast Iowa Community College in the amount of approximately $115,000. The funds were used to offset the costs of employee training which took place from January to March 2009 prior to production startup.

Income Taxes: The Company is organized as a limited liability company under state law. Accordingly, the Company's earnings pass through to the members and are taxed at the member level. No income tax provision has been included in these financial statements. Differences between the financial statement basis of assets and the tax basis of assets are primarily related to tax depreciation and to capitalization and amortization of organization and start-up costs for tax purposes and the treatment of unrealized gains and losses on investments in grain contracts, derivative instruments, and hedging activities. All fiscal tax years of the Company are subject to examination by the Internal Revenue Service.

In June 2006, the FASB issued new guidance for accounting for uncertainty in income taxes. This guidance clarifies the requirements of accounting for income taxes, relating to the recognition of income tax benefits. The provisions of this have subsequently been included in the FASB ASC Topic 740 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The Company has evaluated whether it was necessary to recognize any obligations from uncertain tax positions in currently open tax periods and determined that, primarily due to its status as a partnership, there are no material uncertainties within its filed tax returns. As a result, no liability related to implementation of this guidance has been recorded.

Net Income per Unit: Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Environmental Liabilities: The Company's operations are subject to environmental laws and regulations adopted by various

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Financial Statements

governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense has been recorded for the years ended December 31, 2010 and 2009, respectively.

Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company began operations in April 2009. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 85% of total revenues, while 15% of revenues is generated from the sale of distiller grains and other by-products. Corn costs average 69% of cost of revenues.

The Company's operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

The current U.S. economic condition has reduced the nation's demand for energy. The bankruptcy filing of several of the industry's producers since 2008 has resulted in great economic uncertainty about the viability of ethanol. The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates. As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service. In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant. The Company will continue to evaluate crush margins on a regular basis. Based on the Company's operating plan and the borrowing capacity, management believes it has the capital to meet its obligations throughout the next twelve month period.

Reclassification: Certain items have been reclassified within the financial statements as of and for the year ended December 31, 2009. The changes do not affect net income, working capital, or members' equity but were changed to agree with the classifications used in the December 31, 2010 financial statements.

2.    INVENTORY

Inventory consisted of the following as of December 31, 2010 and 2009.

	2010	2009
Raw Materials	$4,049,845	$3,152,894
Work in Process	1,537,992	1,191,732
Finished Goods	4,372,714	1,928,862
Totals	$9,960,551	$6,273,488

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

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Financial Statements

revolving loan upon start-up of operations), and (ii)  a revolving line of credit loan in an amount not to exceed $6,000,000 (the foregoing collectively referred to as the “Loans”).

On July 1, 2009 the Company converted the $94,000,000 construction loan with Home Federal Savings Bank into a $74,000,000 term loan and a $20,000,000 term revolving loan under the terms of the Master Loan Agreement and supplements thereto. The Company will make monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later. Beginning in the seventh month after conversion, or on February 1, 2010, equal monthly principal payments in the amount of $616,667 plus accrued interest will be made. All unpaid principal and accrued interest on the term loan will be due on the fifth anniversary of such conversion on July 1, 2014. The Company will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 300 basis points, 3.265% as of December 31, 2010, or another rate mutually agreed upon by Homeland Energy and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the LIBOR Rate plus 300 basis points, 3.265% as of December 31, 2010. The balance outstanding on the Term Loan as of December 31, 2010 and 2009, was $37,216,667 and $69,000,000, respectively.

The Company agreed to the terms of a $20,000,000 Term Revolving Loan which was converted on July 1, 2009 from the construction loan and has a maturity date of five years from the conversation date or July 2014. Interest on the Revolving Term Loan shall accrue at a rate equal to the LIBOR Rate plus 300 basis points, 3.265% as of December 31, 2010. The Company will be required to make monthly payments of interest until the Maturity Date of July 2014, on which date the unpaid principal amount of the Revolving Term Loan will become due and payable. The balance on the Term Revolving Loan as of December 31, 2010 and 2009 was $3,250,000 and $0 respectively. Amounts available on the Term Revolving Loan as of December 31, 2010 and 2009, was $16,750,000 and $20,000,000, respectively.

Revolving Line of Credit Loan

Under the terms of the Master Loan Agreement and the third supplement thereto, the Company agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit. The Revolving Line of Credit Loan became available on July 1, 2009 when all conditions precedent to the Revolving Line of Credit Loan were met. The aggregate principal amount of the Revolving Line of Credit Loan may not exceed the lesser of $6,000,000 or the Borrowing Base. The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (iii) 75% of the eligible inventory. Interest on the Revolving Line of Credit Loan shall accrue at a rate equal to the LIBOR Rate plus 300 basis points. The Company will be required to make monthly payments of accrued interest until the Revolving Line of Credit Loan expires, on which date the unpaid principal amount will become due and payable. The Revolving Line of Credit Loan expired on June 30, 2010. This line of credit was not renewed. The balance of the Revolving Line of Credit Loan as of December 31, 2010 and 2009 was $0.

The estimated maturities of long-term debt for the period ended December 31, 2010 are as follows:

2011	$7,412,509
2012	7,413,281
2013	7,414,099
2014	18,274,026
Total	$40,513,915

The long term debt includes a long term account payable incurred for the installation of the cream yeast system used to improve the efficiency of the production process. The balance of the long-term account payable as of December 31, 2010 and 2009 was $47,248 and $59,027

Covenants

In addition, during the term of the loans, the Company will be subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restrictions on the payment of dividends and capital expenditures and maintenance of

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Financial Statements

certain financial ratios including minimum working capital, tangible net worth, and a fixed charge coverage ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. Any acceleration of the debt financing or imposition of the significant fees, charges or penalties may restrict or limit the access to the capital resources necessary to continue plant operations. As of December 31, 2010, the Company was in compliance with all covenants. The Company made a $5,000,000 free cash flow payment on the term loan on April 22, 2010 and a $20,000,000 payment on September 21, 2010.

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

4.    MEMBERS' EQUITY

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

Each member who holds five thousand or more units, all of which were purchased by such member from the Company during its initial offering of equity securities filed with the Securities and Exchange Commission, shall be deemed an “Appointing Member” and shall be entitled to appoint one Director for each block of five thousand units; provided, however, that no “Appointing Member” shall be entitled to appoint more than two Directors regardless of the total number of units owned and purchased in the initial public offering.

5.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the twelve months ended December 31, 2010 from these companies and individuals totaled approximately $6,327,000. Amounts due to those members was $0 as of December 31, 2010. Purchases during the twelve months ended December 31, 2009 totaled approximately $13,924,000. Amounts due to those members as of December 31, 2009 was approximately $29,000.

On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services through December 15, 2011. Pursuant to the Agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the Agreement. For the year ended December 31, 2010 the Company incurred net costs of approximately $305,000. For the same period ended December 31, 2009 the Company incurred net costs of approximately $560,000 related to this agreement.

6.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distiller's grain, marketing agreements and major customers
The Company has entered into a marketing agreement to sell the entire ethanol produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges. As of December 31, 2010, the Company has commitments to sell approximately 16,942,000 gallons at various fixed and basis price levels indexed against exchanges for delivery through March 2011. Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing gallons in the open market.

The Company has entered into a marketing agreement to sell the entire distiller grains produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2010. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of December 31, 2010, the Company had approximately 23,930 tons of distiller grains commitments for delivery through December 2011 at various fixed prices. Should the Company not be able to meet delivery on these tons in the future the Company will be responsible for purchasing tons in the open market. The Company has not incurred any losses due to non-delivery of product.

Approximate sales and marketing fees related to the agreements in place for the years ended December 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Sales ethanol	$215,771,000	$138,544,000
Sales distiller grains	39,483,000	23,169,000

Marketing fees ethanol	1,584,000	1,030,000
Marketing fees distiller grains	733,000	460,000

	2010	2009
Amount due from ethanol marketer	$9,667,000	$7,908,000
Amount due from distiller marketer	1,314,000	1,133,000

At December 31, 2010, the Company had outstanding commitments for purchases of approximately 8,225,000 bushels of corn at various prices, of which approximately 15,000 bushels are with related parties.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following:

2011	$3,949,000
2012	3,949,000
2013	3,949,000
2014	3,828,000
2015	3,787,000
Thereafter	12,309,000
Total anticipated commitments	$31,771,000

7.    LEASE OBLIGATIONS

During fiscal year 2009, the Company entered into leases for rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the year ended December 31, 2010 and December 31, 2009, was approximately $2,396,000 and $1,415,000 respectively.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Financial Statements

At December 31, 2010 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2011	$2,108,000
2012	652,100
2013	135,600
2014	117.500
2015	32,400
Total lease commitments	$3,045,600

8.    EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. The Company made matching contributions of approximately $53,000 and $24,000 during the year ended December 31, 2010, and 2009, respectively.

9.    DERIVATIVE INSTRUMENTS

The Company's activities expose it to a variety of market risks, including the effects of changes in commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures and options contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures and options contracts to reduce price risk. Exchange-traded futures and options contracts are valued at market price. Changes in market price of exchange traded futures and options contracts related to corn and natural gas are recorded in costs of goods sold and changes in market prices of contracts related to sales of ethanol, if applicable, are recorded in revenues.

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 45 million bushels of corn per year. As of December 31, 2010 and 2009, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 8% to 12% of its anticipated monthly grind over the next twelve months.

HOMELAND ENERGY SOLUTIONS, LLC
Notes to Financial Statements

Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under authoritative accounting guidance and, as amended and, therefore, are not marked to market in the Company's financial statements. The fair value of the Company's open derivative positions are summarized in the following table as of December 31, 2010 and 2009.

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts - corn at 12/31/10	Derivative Instruments	$—	$3,789,100
Commodity Contracts - ethanol at 12/31/10	Derivative Instruments	—	620,310
	Total	$—	$4,409,410
Derivatives not designated as hedging instruments:
Commodity contracts - corn at 12/31/09	Derivative Instruments	$—	$238,125

The following table represents the amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the years ended December 31, 2010 and 2009:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts - corn for the year ended 12/31/10	Cost of Goods Sold	$(4,623,287)	$(3,789,100)	$(8,412,387)
Commodity Contracts - natural gas for the year ended 12/31/10	Cost of Goods Sold	(68,322)	-	(68,322)
Commodity Contracts - ethanol for the year ended 12/31/10	Revenue	(153,256)	(620,310)	(773,566)
	Total	$(4,844,865)	$(4,409,410)	$(9,254,275)
Derivatives not designated as hedging instruments:
Commodity Contracts - corn for the year ended 12/31/09	Cost of Goods Sold	$2,366,059	$(238,125)	$2,127,934

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
Notes to Financial Statements

Level 3: Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value effective January 1, 2009.

Derivative financial instruments: Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Current Liability, derivative financial instruments - corn as of 12/31/10	$3,789,100	$3,789,100	—	—
Current Liability, derivative financial instruments - ethanol as of 12/31/10	620,310	620,310	—	—
Total	$4,409,410	$4,409,410	—	—
Current Liability, derivative financial instruments - corn as of 12/31/09	$238,125	$238,125	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at December 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Homeland Energy is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Principal Executive Officer, Walter W. Wendland, and our Principal Financial and Accounting Officer, Jeffrey S. Grober. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

    (i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

    (ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

    (iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a smaller reporting company, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of our 2010 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2011 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after our 2010 fiscal year end, December 31, 2010. This proxy statement is referred to in this report as the 2011 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 30 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.		Exhibit 10.24 to the registrant's Form 10-QSB filed with the Commission on August 14, 2007.
10.2	First Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.		Exhibit 10.25 to the registrant's Form 10-QSB filed with the Commission on August 14, 2007.
10.3	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 14, 2007.
10.4	Patent and Technology Licensing Agreement dated July 26, 2007 between Homeland Energy Solutions and Econo-Power International Corporation.		Exhibit 10.27 to the registrant's Form 10-QSB filed with the Commission on August 14, 2007.
10.5	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.6	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.7	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.1	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.14	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.15	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.16	Coal to Gas Conversion Agreement dated November 14, 2007 between Homeland Energy Solutions, LLC and Homeland Gasification, LLC	Exhibit 10.41 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.17	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.18	Master Contract between Homeland Energy Solutions, LLC and Iowa Department of Economic Development dated September 20, 2007.	Exhibit 10.43 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.19	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.2	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.21	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.

10.22	Ethanol Marketing Agreement with VBV, Inc. dated August 11, 2008. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.23	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.24	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.25	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.26	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.		Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.27	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.28	U.S. Energy Agreement dated July 10, 2009.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.
10.29	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
14.1	Code of Ethics.		Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
________________________________
(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date: February 18, 2011	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date: February 18, 2011	/s/ Jeffrey S. Grober
Jeffrey S. Grober
Treasurer/Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2011	/s/ Jim Boeding
Jim Boeding, Chairman and Director

Date: February 18, 2011	/s/ Patrick Boyle
Patrick Boyle, Director

Date: February 18, 2011	/s/ Jerry Calease
Jerry Calease, Director

Date: February 18, 2011	/s/ Matthew Driscoll
Mathew Driscoll, Director

Date: February 18, 2011	/s/ Leslie Hansen
Leslie Hansen, Vice Chairman and Director

Date: February 18, 2011	/s/ Edward Hatten
Edward Hatten, Director

Date: February 18, 2011	/s/ Maurice Hyde
Maurice Hyde, Director

Date: February 18, 2011	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date: February 18, 2011	/s/ Christine Marchand
Christine Marchand, Secretary and Director

Date: February 18, 2011	/s/ Steven Retterath
Steven Retterath, Director

Date: February 18, 2011	/s/ Duane Schwickerath
Duane Schwickerath, Director