Form 10-Q
period 2011-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2011-05-16
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 16, 2011, we had 90,445 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,795,304	$—
Accounts receivable	8,684,951	13,042,300
Inventory	10,394,812	9,960,551
Due from broker	305,878	5,944,724
Prepaid and other	1,943,522	1,973,022
Total current assets	24,124,467	30,920,597

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	22,471,580
Buildings	4,870,412	4,870,412
Equipment	130,422,059	130,422,059
Construction in progress	1,957,128	1,430,272
	159,721,179	159,194,323
Less accumulated depreciation	23,210,160	20,287,692
Total property and equipment	136,511,019	138,906,631

OTHER ASSETS
Loan fees, net of amortization of $627,459 and $583,228	545,513	589,744
Restricted cash	355,364	354,752
Utility rights, net of amortization of $458,028 and $404,692	1,850,001	1,903,337
Other assets	337,212	—
Total other assets	3,088,090	2,847,833

TOTAL ASSETS	$163,723,576	$172,675,061

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2011	December 31, 2010
LIABILITIES AND MEMBERS’ EQUITY	(Unaudited)

CURRENT LIABILITIES
Checks issued in excess of bank balance	$—	$1,574,710
Accounts payable	4,824,048	6,600,078
Distribution payable	6,150,260	6,150,260
Derivative instruments	182,988	4,409,410
Retainage payable	58,143	58,143
Interest payable	99,765	116,109
Property tax payable	382,535	421,561
Payroll payable	253,653	347,061
Current maturities of long term liabilities	8,012,698	7,412,509
Total current liabilities	19,964,090	27,089,841

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	27,998,160	33,101,406

MEMBERS’ EQUITY
Members Capital, less syndication costs, 90,445 and 91,445 units issued and outstanding	88,572,744	89,572,744
Retained earnings	27,188,582	22,911,070
Total members' equity	115,761,326	112,483,814

TOTAL LIABILITIES AND MEMBERS' EQUITY	$163,723,576	$172,675,061

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

REVENUE, NET OF SHIPPING COSTS	$94,498,066	$57,013,486

COSTS OF GOODS SOLD	89,504,893	49,837,844

GROSS PROFIT	4,993,173	7,175,642

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	705,190	467,321

OPERATING INCOME	4,287,983	6,708,321

OTHER INCOME (EXPENSE)
Interest expense	(354,687)	(698,991)
Interest income	3,727	66,732
Other Income	340,489	—
	(10,471)	(632,259)

Net income	$4,277,512	$6,076,062

Basic & diluted net income per capital unit	$47.29	$66.44

Weighted average number of units outstanding for the
calculation of basic & diluted net income per capital unit	90,445	91,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,277,512	$6,076,062
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,020,035	2,995,255
Unrealized (gain) on risk management activities	(4,226,422)	(1,472,410)
Change in working capital components:
Accounts receivable	4,357,349	2,706,138
Inventory	(434,261)	(142,223)
Cash due to (from) broker	5,638,846	1,214,496
Prepaid expenses	(307,712)	50,628
Accounts payable	(1,924,808)	(2,016,591)
Net cash provided by operating activities	10,400,539	9,411,355

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(526,856)	(1,082,045)
Refund of utility rights	—	400,000
Net cash (used in) investing activities	(526,856)	(682,045)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in checks issued in excess of bank balance	(1,574,710)	—
(Increase) in restricted cash	(612)	(37,135)
Payments on long-term borrowings	(5,503,057)	(1,236,212)
Net cash (used in) financing activities	(7,078,379)	(1,273,347)

Net increase in cash	2,795,304	7,455,963

CASH AND CASH EQUIVALENTS
Beginning	—	832,040
Ending	$2,795,304	$8,288,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$326,800	$606,431

Homeland Energy Solutions, LLC
Statements of Cash Flows (continued)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Note issued for repurchase of member units	$1,000,000	$—
Accounts payable reclassed to construction in progress	—	7,956,793
Retainage payable reclassed to construction in progress	58,144	6,061,418
Interest capitalized	—	354,150
Insurance costs capitalized	—	71,273
Loan fee amortization capitalized	—	44,321

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

Significant Accounting Policies:

Fiscal Reporting Period: The Company has a fiscal year ending on December 31.

Basis of Presentation: The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the company's audited financial statements for the year ended December 31, 2010, contained in the Company's annual report on Form 10-K for 2010. In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.

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

The Company enters into short-term cash, option and futures contracts as a means of securing purchases of corn, natural gas and sales of ethanol for the plant and managing exposure to changes in commodity and energy prices. All of the Company's derivatives are designated as non-hedge derivatives for accounting purposes, with changes in fair value recognized in net

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

income. Although the contracts are economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2011, ethanol sales average approximately 83% of total revenues, while approximately 17% of revenues are generated from the sale of distiller grains and other by-products. For the three months ended March 31, 2011, corn costs average approximately 75% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. Our risk management program is used to protect against the price volatility of these commodities.

2.    INVENTORY

Inventory consisted of the following as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Raw Materials	$5,314,422	$4,049,845
Work in Process	1,827,750	1,537,992
Finished Goods	3,252,640	4,372,714
Totals	$10,394,812	$9,960,551

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

On July 1, 2009 the Company converted the $94,000,000 construction loan with Home Federal Savings Bank into a $74,000,000 term loan and a $20,000,000 term revolving loan under the terms of the Master Loan Agreement and supplements thereto. The Company made monthly payments of accrued interest on the Term Loan from the date of conversion until seven months later. Beginning in the seventh month after conversion, or on February 1, 2010, equal monthly principal payments in the amount of $616,667 plus accrued interest will be made. All unpaid principal and accrued interest on the term loan will be due on the fifth anniversary of such conversion. The Company will have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 325 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the LIBOR Rate plus 325 basis points. the balance outstanding on the Term Loan as of March 31, 2011 and December 31, 2010 was $35,366,667 and $37,216,667 respectively.

The Company agreed to the terms of a $20,000,000 Term Revolving Loan which was converted on July 1, 2009 from the construction loan and has a maturity date of five years from the conversation date or July 2014. Interest on the Revolving Term Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. The Company will be required to make monthly payments of interest until the maturity date of July 2014, on which date the unpaid principal amount of the Revolving Term Loan will become due and payable. The balance on the Term Revolving Loan as of March 31, 2011 and December 31, 2010 was $0 and $3,250,000, respectively.

Revolving Line of Credit Loan

Under the terms of the Master Loan Agreement and the third supplement thereto, the Company agreed to the terms of a Revolving Line of Credit Loan consisting of a maximum $6,000,000 revolving line of credit. The Revolving Line of Credit Loan became available on July 1, 2009 when all conditions precedent to the Revolving Line of Credit Loan were met. The aggregate principal amount of the Revolving Line of Credit Loan may not exceed the lesser of $6,000,000 or the Borrowing Base. The Borrowing Base means, at any time, the lesser of: (a) $6,000,000; or (b) the sum of (i) 75% of the eligible accounts receivable, plus (ii) 75% of the eligible inventory. Interest on the Revolving Line of Credit Loan shall accrue at a rate equal to the LIBOR Rate plus 325 basis points. The Revolving Line of Credit Loan expired on June 30, 2010. The balance outstanding on the Revolving Line of Credit Loan as of March 31, 2011 and December 31, 2010 was $0.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Effective January 1, 2011 the Company issued a $1,000,000 note payable to a former member of the Company as consideration for 1,000 member units. The note is payable in monthly installments of $100,000 through September 2011. The balance outstanding on the note is $600,000 as of March 31, 2011.

The estimated maturities of long-term debt for the twelve month period ended March 31 are as follows:

2012		$8,012,698
2013		7,413,481
2014		7,414,312
2015		13,170,367
	Total	$36,010,858

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three months ended March 31, 2011 and 2010 from these companies and individuals totaled approximately $70,738 and $6,308,000, respectively. Amounts due to these members was $0 as of March 31, 2011 and December 31, 2010.

On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the Agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the Agreement. For the three months ending March 31, 2011 and 2010, the Company incurred net costs of approximately $107,000 related to this agreement.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distiller's grain, marketing agreements and major customers
The Company has entered into a marketing agreement to sell all ethanol produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges. As of March 31, 2011, the Company had commitments to sell approximately 9,425,000 gallons at various fixed and basis price levels indexed against exchanges for delivery through April 2011. Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing gallons in the open market.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2011. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of March 31, 2011, the Company had approximately 48,988 tons of distiller grains commitments for delivery through December 2011 at various fixed prices. Should the Company not be able to meet delivery on these tons in the future the Company will be responsible for purchasing tons in the open market. The Company has not incurred any losses due to non-delivery of product.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Approximate sales and marketing fees related to the agreements in place for the three months ended March 31, 2011 and March 31, 2010 were as follows:

	March 31, 2011	March 31, 2010
Sales ethanol	$77,805,000	$48,459,000
Sales distiller grains	16,265,000	8,460,000

Marketing fees ethanol	428,000	370,000
Marketing fees distiller grains	188,000	117,000

	March 31, 2011	March 31, 2010
Amount due from ethanol marketer	$6,860,000	$5,275,000
Amount due from distiller marketer	1,825,000	1,258,000

On March 1, 2011, we entered into a Member Fuel Ethanol Marketing Agreement with RPMG, Inc. ("RPMG"). Pursuant to the ethanol marketing agreement, RPMG will market all of the ethanol we produce starting on May 1, 2011. Further, we agreed to make a capital contribution to RPMG in order to become an equity owner of RPMG.

At March 31, 2011, the Company had outstanding commitments for purchases of approximately 10,775,000 bushels of corn at various prices, of which approximately 23,600 bushels are with related parties.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following for the twelve month period ending March 31, 2011:

2012	$3,949,000
2013	3,949,000
2014	3,949,000
2015	3,787,000
2016	3,787,000
Thereafter	11,362,000
Total anticipated commitments	$30,783,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three months ended March 31, 2011 and March 31, 2010, was approximately $880,000 and $404,000 respectively.

At March 31, 2011 the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended March 31:

2012	$2,309,000
2013	614,000
2014	419,000
2015	419,000
2016	419,000
Thereafter	$872,000
Total lease commitments	$5,052,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

7.    DERIVATIVE INSTRUMENTS

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 45 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At March 31, 2011, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 9% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under authoritative accounting guidance and, as amended and, therefore, are not marked to market in the Company's financial statements. The fair value of the Company's open derivative positions are summarized in the following table as of March 31, 2011 and December 31, 2010.

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts - corn at 03/31/11	Derivative Instruments	$—	$182,988
Derivatives not designated as hedging instruments:
Commodity contracts - corn at 12/31/10	Derivative Instruments	$—	$3,789,000
Commodity contracts - ethanol at 12/31/10	Derivative Instruments	—	620,410
	Total	$—	$4,409,410

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The following table represents the amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ended March 31, 2011 and 2010.

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the three months ended 3/31/2011, ethanol	Revenue	$(195,552)	$620,310	$424,758
Commodity Contracts for the three months ended 3/31/2011, corn	Cost of Goods Sold	(6,985,293)	3,606,112	(3,379,181)
	Total	$(7,180,845)	$4,226,422	$(2,954,423)
Derivatives not designated as hedging instruments:
Commodity Contract for the three months ended 3/31/2010	Cost of Goods Sold	$1,490,629	$1,234,285	$2,724,914

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Current Liability, derivative financial instruments - corn as of 03/31/11	$182,988	$182,988	—	—
Current Liability, derivative financial instruments - corn as of 12/31/10	$3,789,000	$3,789,000
Current Liability, derivative financial instruments - ethanol as of 12/31/10	$620,410	$620,410	—	—
Total Current Liability as of 12/31/10	$4,409,410	$4,409,410

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at March 31, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," "Homeland" or "Homeland Energy") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distillers grains at the plant in April 2009. The ethanol plant is currently operating at a rate in excess of its nameplate capacity of 100 million gallons per year.

Our revenue is derived primarily from the sale of our ethanol and distillers grains. We market and sell our products primarily in the continental United States through third party marketers. On March 1, 2011, we entered into a Member Fuel Ethanol Marketing Agreement with RPMG, Inc. ("RPMG"). Pursuant to the ethanol marketing agreement, RPMG will market all of the ethanol we produce starting on May 1, 2011. Further, we agreed to make a capital contribution to RPMG in order to become an equity owner of RPMG. We will pay RPMG a marketing fee based on RPMG's cost to market our ethanol. We can terminate the ethanol marketing agreement by giving RPMG six months written notice. Our ethanol marketer during our first quarter of 2011 was Green Plains Trade Group LLC ("GPTG"), which is the ethanol marketing and distribution subsidiary of Green Plains Renewable Energy, LLC ("GPRE"). The GPTG ethanol marketing agreement terminates prior to the time when the RPMG ethanol marketing agreement becomes effective. We have also entered into a Distillers Grains Marketing Agreement with CHS, Inc. ("CHS"), pursuant to which CHS purchases the distillers grains produced at our plant and sells them to its customers.

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2011 and 2010

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$94,498,066	100.0	$57,013,486	100.0

Cost of Goods Sold	89,504,893	94.7	49,837,844	87.4

Gross Profit	4,993,173	5.3	7,175,642	12.6

Selling, General and Administrative Expenses	705,190	0.7	467,321	0.8

Operating Income	4,287,983	4.5	6,708,321	11.8

Other Income (Expense)	(10,471)	—	(632,259)	(1.1)

Net Income	$4,277,512	4.5	$6,076,062	10.7

Revenue

Our total revenue for our first quarter of 2011 was approximately 66% greater than our total revenue for our first quarter of 2010. Management attributes this increase in revenue with higher commodity prices generally which increased the prices we received for our ethanol and distillers grains. For our first quarter of 2011, ethanol sales accounted for approximately 83% of our total revenue and distillers grains sales accounted for approximately 17% of our total revenue. For our first quarter of 2010, ethanol sales accounted for approximately 85% of our total revenue and distillers grains accounted for approximately 15% of our total revenue. Our revenue is presented in our financial statements, net of the shipping costs that are incurred in transporting our ethanol and distillers grains to the end customer. These shipping charges are deducted by our ethanol and distillers grains marketers from the amounts realized on the sale of our ethanol and distillers grains.

For our first quarter of 2011, our total ethanol revenue increased by approximately 62% compared to our first quarter of 2010. Management attributes this increase in ethanol revenue with significantly increased ethanol prices during our first quarter of 2011 compared to the same period of 2010. The average price we received for our ethanol during our first quarter of 2011 was approximately 37% greater than during our first quarter of 2010. Management attributes this ethanol price increase primarily to higher corn prices. While management believes that higher oil prices have had a positive effect on ethanol prices, the market price of ethanol has more closely correlated to increases in the price of corn. The ethanol industry has recently experienced increased export demand from Canada which has also positively impacted ethanol prices. Canada recently enacted an ethanol use requirement that requires the use of more ethanol than Canada can currently produce domestically. As a result, Canada is importing the balance of the ethanol necessary to meet this requirement from the United States. However, Canada has also taken steps to increase its domestic ethanol production which may lead to a reduction in Canada's import demand in the future. The ethanol industry continues to export ethanol to the European Union which has had a positive effect on ethanol prices in the United States. In addition to the increase in ethanol prices, we sold approximately 16% more ethanol during our first quarter of 2011 compared to the same period of 2010 which positively impacted our ethanol revenue. Management attributes this increase in ethanol sales during the 2011 period to increased production efficiency and increased operating times by the ethanol plant. As we continue to fine tune the operation of the ethanol plant, we experience increased ethanol production which leads to increased ethanol sales.

Management anticipates that ethanol prices will continue to follow corn prices during the remaining quarters of our 2011 fiscal year. Management anticipates that corn prices will remain higher during our 2011 fiscal year which management believes will positively impact ethanol prices. However, due to relatively stable demand for ethanol in the United States, if we experience decreased export demand for ethanol, it may negatively impact ethanol prices. Management believes that without export demand for ethanol, there would be excess ethanol supply in the United States which could negatively impact ethanol prices. Currently, the ethanol industry is working to increase ethanol demand through higher percentage blends of ethanol that can be used in standard (non-flex fuel) vehicles. There are regulatory and other barriers that have impeded mid-level blends from being introduced in the market which has negatively impacted the market penetration of these mid-level blends.

Management anticipates that our ethanol sales will be comparable during the remaining quarters of our 2011 fiscal year to our first quarter, with decreased ethanol sales during our third quarter due to our semi-annual planned maintenance shutdown. However, if the ethanol industry were to experience negative operating margins, we may be forced to reduce ethanol production. Management believes that we are a lower cost producer of ethanol, and as a result, we may be able to produce ethanol at times when it is unprofitable for other ethanol producers.

For our first quarter of 2011, our total distillers grains revenue increased by approximately 93% compared to our first quarter of 2010. Management attributes this increase in distillers grains revenue with an increase in the average price we received for our distillers grains and increased sales of distillers grains during the 2011 period. The average price we received for our dried distillers grains was approximately 72% greater for our first quarter of 2011 compared to the same period of 2010. The average price we received for our modified/wet distillers grains was approximately 93% greater for our first quarter of 2011 compared to the same period of 2010. Management attributes this increase in distillers grains prices with increased corn prices. During our first quarter of 2011, we experienced relatively stable distillers grains demand due to reduced distillers grains exports to China. Currently, China is conducting an investigation of the United States distillers grains industry based on claims from the Chinese government that the United States is dumping distillers grains in China. Management believes that China's position is at odds with market conditions in China which continue to demand significant amounts of distillers grains from the United States. Management anticipates that distillers grains exports to China may increase in the future once the current anti-dumping investigation is concluded.

Management anticipates that distillers grains prices will be lower during the summer months of 2011 due to decreased distillers grains demand in the United States. Animal feeding operations in the United States typically reduce their feedlot numbers during the summer months and turn their ruminants out to pasture which leads to decreased distillers grains demand. Management anticipates that higher corn prices will continue to positively impact distillers grains prices, however, management does not believe that distillers grains prices will increase on a percentage by percentage basis if corn prices continue to climb.

We sold approximately 3% more tons of distillers grains during our first quarter of 2011 compared to our first quarter of 2010. Management attributes this increase in distillers grains sales with increased ethanol production at the plant during the 2011 period. Management anticipates that distillers grains sales will be comparable during the remaining quarters of our 2011 fiscal year except during our third quarter when we anticipate conducting our semi-annual planned maintenance shutdown.

Cost of Goods Sold

Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. Our total cost of goods sold increased by approximately 80% for our first quarter of 2011 compared to our first quarter of 2010. Management attributes this increase in our total cost of goods sold with significantly higher corn prices along with higher corn consumption during the 2011 period. The average price we paid per bushel of corn was approximately 62% greater during our first quarter of 2011 compared to our first quarter of 2010. Management attributes this increase in corn prices with decreased corn carryover at the end of the 2009/2010 crop year and strong corn demand. Management anticipates that corn prices will remain high for much of our 2011 fiscal year unless it becomes clear that a large corn crop will be harvested in the fall of 2011 that will increase corn carryover. Any unfavorable weather conditions during the 2011 growing season could lead to further increases in corn prices. Management believes that once corn planting is complete, corn prices may decrease somewhat, however this is not assured.

In addition to the increase in corn prices, we consumed approximately 9% more bushels of corn during our first quarter of 2011 compared to our first quarter of 2010. Management attributes this increase in corn consumption with increased production of ethanol and distillers grains during the 2011 period. Management anticipates that our corn consumption will be comparable during the remaining quarters of our 2011 fiscal year.

Despite the recent increases in commodity prices, natural gas prices have remained relatively stable. During our first quarter of 2011, the average price we paid per MMBtu of natural gas was approximately 18% lower compared to our first quarter of 2010. Management attributes this decrease in natural gas prices to large natural gas supplies and continued increases in natural gas production. Management anticipates that natural gas prices will remain relatively stable during our 2011 fiscal year provided there are no supply interruptions due to hurricane activity in the Gulf Coast region of the United States. Partially offsetting this decrease in natural gas prices was an increase in our total natural gas consumption of approximately 8% during our first quarter of 2011 compared to the same period of 2010. This increase in natural gas consumption was due to increased production of ethanol and distillers grains, particularly dried distillers grains, during our first quarter of 2011 compared to the same period of 2010.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened commodities trading accounts. In addition, we have hired a commodities manager to manage our corn procurement activities. Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol and distillers grains. During our first quarter of 2011, we had a realized loss of approximately $7.1 million and an unrealized gain of approximately $4.2 million related to our corn and natural gas derivative instruments which increased our costs of goods sold. During our first quarter of 2010, we had a realized gain of approximately $1.5 million and an unrealized gain of approximately $1.2 million related to our corn and natural gas derivative instruments which decreased our costs of goods sold. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. We recognize the gains or losses that result from changes in our ethanol derivative instruments in revenue. Our plant is expected to use approximately 45 million bushels of corn per year. As of March 31, 2011, we had risk management positions in place for approximately 9% of our corn needs for the next 12 months.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were comparable during our first quarter of 2011 and our first quarter of 2010.

Other Income (Expense)

Our other expense was significantly lower during our first quarter of 2011 compared to the same period of 2010 due to having less interest expense during the 2011 period due to our reduced debt load. Undistributed gains from investments were significantly higher during the first quarter of 2011 compared to the same time period in 2010 due to $340,000 of investment income from our distillers marketer, CHS.

Changes in Financial Condition for the Three Months Ended March 31, 2011.

Balance Sheet Data	March 31, 2011	December 31, 2010
Total current assets	$24,124,467	$30,920,597
Total property and equipment	136,511,019	138,906,631
Total other assets	3,088,090	2,847,833
Total Assets	$163,723,576	$172,675,061
Total current liabilities	19,964,090	27,089,841
Long Term Debt	27,998,160	33,101,406
Total members' equity	115,761,326	112,483,814
Total Liabilities and Members' Equity	$163,723,576	$172,675,061

Our current assets were lower at March 31, 2011 compared to December 31, 2010 due primarily to a 38% reduction in our accounts receivable. Our accounts receivable was lower at March 31, 2011 compared to December 31, 2010 because we were awaiting payment for more ethanol at December 31, 2010 compared to at March 31, 2011. The amount of cash our commodities broker was holding in our margin account was significantly lower at March 31, 2011 compared to December 31, 2010 due to having derivative instrument positions for fewer bushels of corn at March 31, 2011.

Our net property and equipment was lower at March 31, 2011 compared to December 31, 2010 due to increased accumulated depreciation. We had approximately $2 million in construction in progress at March 31, 2011 related to computer programs designed to improve plant operating efficiency.

The value of our other assets at March 31, 2011 were comparable to December 31, 2010. We experience continued amortization of our loan fees related to our Home Federal loan as well as certain utility rights associated with our construction of the ethanol plant.

The value of our current liabilities was lower at March 31, 2011 compared to December 31, 2010 primarily due to a significant decrease in our accounts payable and a $4.7 million reduction in our derivative liability during the three months ended March 31, 2011. Our accounts payable was lower at March 31, 2011 compared to December 31, 2010 due to the fact that we had lower corn payables at the end of March 2011. Many of our corn suppliers seek to defer payments for corn delivered at the end of the year in order to reduce their taxes. This typically increases our accounts payable related to corn at the end of our fiscal year. Payment was made for these bushels during our first quarter of 2011. However, higher corn prices at March 31, 2011 compared to December 31, 2010 increased the value of our corn payable.

The total amount of long-term debt we had outstanding at March 31, 2011 was lower compared to December 31, 2010 due to our continuing debt service payments. We did not make any prepayments on our Home Federal term loan during our first quarter of 2011.

The total amount of our members' equity increased as of March 31, 2011 compared to December 31, 2010 due to higher net income less the $1,000,000 repurchase of units as of March 31, 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20,000,000 revolving line of credit. These credit facilities are described in greater detail below under “Short-Term and Long-Term Debt Sources.” As of March 31, 2011, we had $20 million available pursuant to our revolving line of credit and approximately $2.8 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving line of credit and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the quarters ended March 31, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$10,400,539	$9,411,355
Net cash (used in) investing activities	(526,856)	(682,045)
Net cash (used in) financing activities	(7,078,379)	(1,273,347)
Cash at beginning of period	—	832,040
Cash at end of period	2,795,304	8,288,003

Cash Flow From Operations

Our operations generated a comparable amount of cash for our first quarter of 2011 compared to our first quarter of 2010.

Cash Flow From Investing Activities

We used less cash for financing activities during our first quarter of 2011 compared to the same period of 2010 because we made fewer payments for construction in progress during the 2011 period.

Cash Flow From Financing Activities

We used significantly more cash for payments on our debt instruments during our first quarter of 2011 compared to our first quarter of 2010. The increased payments on our long-term debt were due to the fact that we made principal payments on our term loan for each month during our first quarter of 2011. We were only required to make payments on our term loan for two of the three months in our first quarter of 2010. In addition, we made approximately $3.25 million in payments on our revolving line of credit during our first quarter of 2011 and we had no similar payments during our first quarter of 2010.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. We have two loans with Home Federal, (i) a term loan; and (ii) a $20 million revolving line of credit.

Term Loan

Our term loan was used for the construction and start-up of our ethanol plant. We make equal monthly principal payments in the amount of $616,667 plus accrued interest pursuant to the term loan. All unpaid principal and accrued interest on the term loan will be due on July 1, 2014. We have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the five year LIBOR swap rate plus 300 basis points. As of March 31, 2011, we had approximately $35,367,000 outstanding on our term loan which accrued interest at a rate of 3.261% per year.

Revolving Line of Credit

We have a $20 million revolving line of credit which has a maturity date of July 1, 2014. Interest on the revolving line of credit accrues at a rate equal to the five year LIBOR swap rate plus 300 basis points. We are required to make monthly payments of interest until the maturity date of the revolving line of credit on July 1, 2014, on which date the unpaid principal balance of the revolving line of credit becomes due. As of March 31, 2011, we had $0 outstanding on our revolving line of credit and $20 million available to be drawn. Interest accrued on our term revolving loan as of March 31, 2011 at a rate of 3.261% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of March 31, 2011, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement as of December 31, 2010 was $100 million. Our tangible net worth requirement increases by $5 million annually until 2012 when we are required to have tangible net worth of $105 million. We are required to maintain this $105 tangible net worth until the maturity date of our loans. As of March 31, 2011 we had tangible net worth of approximately $115 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

ICM Repurchase Note

Effective January 1, 2011, we issued a $1,000,000 note payable to ICM, Inc. in consideration for the repurchase of 1,000 membership units. The note is payable in monthly installments of $100,000 through September 2011. The balance outstanding on the note as of March 31, 2011 was $600,000.

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

Derivative Instruments

The Company enters into derivative instruments to hedge our exposure to price risk related to forecasted corn and forward corn purchase contracts through our commodities accounts with ADM Investor Services, Inc. (“ADMIS”). We may also occasionally enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not plan to enter into derivative instruments other than for hedging purposes.  Changes in the fair value of our derivatives are recorded in current period earnings.  Although certain derivative instruments are not designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments will be effective economic hedges of specified risks.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at March 31, 2011 and December 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide an update on our Quantitative and Qualitative Disclosures About Market Risk until after we have filed our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in the risks that we face since the date when we filed our annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ICM Unit Repurchase

On January 1, 2011, we repurchased 1,000 membership units owned by ICM, Inc. for a total of $1 million.

Period	Total number of units purchased[1]	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
January 2011	1,000	$1,000	—	—
February 2011	—	—	—	—
March 2011	—	—	—	—
Total	1,000	$1,000	—	—

1 1,000 units purchased in a private transaction between Homeland Energy Solutions, LLC and ICM, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
________________________________
(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 16, 2011	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2011	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)