Form 10-Q
period 2011-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2011-08-12
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2011

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of August 12, 2011, we had 90,445 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$6,708,530	$—
Accounts receivable	7,789,397	13,042,300
Inventory	8,858,021	9,960,551
Due from broker	612,270	5,944,724
Prepaid and other	1,597,208	1,973,022
Derivative Instruments	3,634,855	—
Total current assets	29,200,281	30,920,597

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	22,471,580
Buildings	5,037,103	4,870,412
Equipment	132,356,031	130,422,059
Construction in progress	873,249	1,430,272
	160,737,963	159,194,323
Less accumulated depreciation	26,178,742	20,287,692
Total property and equipment	134,559,221	138,906,631

OTHER ASSETS
Loan fees, net of amortization of $671,690 and $583,228	501,282	589,744
Restricted cash	25,597	354,752
Utility rights, net of amortization of $511,365 and $404,692	1,796,664	1,903,337
Investment	605,000	—
Other Assets	337,212	—
Total other assets	3,265,755	2,847,833

TOTAL ASSETS	$167,025,257	$172,675,061

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
(Balance Sheets (continued)

	June 30, 2011	December 31, 2010
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)

CURRENT LIABILITIES
Checks issued in excess of bank balance	$—	$1,574,710
Accounts payable	6,676,645	6,600,078
Distribution payable	—	6,150,260
Derivative instruments	—	4,409,410
Retainage payable	58,143	58,143
Interest payable	92,856	116,109
Property tax payable	465,191	421,561
Payroll payable	226,481	347,061
Current maturities of long term debt	7,712,698	7,412,509
Total current liabilities	15,232,014	27,089,841

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	25,815,058	33,101,406

MEMBERS' EQUITY
Members Capital, less syndication costs, 90,445 and 91,445 units issued and outstanding	88,572,744	89,572,744
Retained earnings	37,405,441	22,911,070
Total members' equity	125,978,185	112,483,814

TOTAL LIABILITIES AND MEMBERS' EQUITY	$167,025,257	$172,675,061

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE, NET OF SHIPPING COSTS	$106,548,491	$55,629,916	$201,046,557	$112,643,402

COSTS OF GOODS SOLD	95,417,818	52,519,070	184,922,711	102,356,914

GROSS PROFIT	11,130,673	3,110,846	16,123,846	10,286,488

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	645,507	564,278	1,350,696	1,134,895

OPERATING INCOME	10,485,166	2,546,568	14,773,150	9,151,593

OTHER INCOME (EXPENSE)
Interest expense	(272,359)	(536,271)	(627,046)	(1,131,967)
Interest income	4,051	60,589	7,778	127,322
Other Income	—	—	340,489	—
	(268,308)	(475,682)	(278,779)	(1,004,645)

Net Income	$10,216,858	$2,070,886	$14,494,371	$8,146,948

Basic & diluted net income per capital unit	$112.96	$22.65	$160.26	$89.09

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	90,445	91,445	90,445	91,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,494,371	$8,146,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,086,185	5,994,766
Unrealized (gain) on risk management activities	(8,044,265)	(269,988)
Change in working capital components:
Accounts receivable	5,252,903	4,278,816
Inventory	1,102,530	74,989
Cash due to (from) broker	5,332,454	909,789
Prepaid expenses	38,602	434,456
Accounts payable and other accrued expenses	(471,517)	(977,038)
Net cash provided by operating activities	23,791,263	18,592,738

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(1,543,640)	(1,937,294)
Investment	(157,119)	—
Refund of utility rights	—	400,000
Net cash (used in) investing activities	(1,700,759)	(1,537,294)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in checks issued in excess of bank balance	(1,574,710)	—
Decrease / (Increase) in restricted cash	329,155	(70,501)
Distribution	(6,150,260)	—
Payments on long-term borrowings	(7,986,159)	(8,089,135)
Net cash (used in) financing activities	(15,381,974)	(8,159,636)

Net increase in cash	6,708,530	8,895,808

Cash and Cash Equivalents - Beginning	—	832,040
Cash and Cash Equivalents - Ending	$6,708,530	$9,727,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $59,654 and none, respectively	$554,928	$1,175,551
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Note issued for repurchase of member units	$1,000,000	—
Accounts payable related to investment in RPMG	$447,881	—

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

Investments: The Company has a less than 20% investment in Renewables Product Marketing Group, LLC (RPMG). This investment is being accounted for by the equity method of accounting under which the Company's share of the net income is recognized as income in the Company's income statement and added to the investment account. Distributions received from the investment are treated as a reduction of the investment account.

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
Notes to Unaudited Financial Statements

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

Loan Fees and Utility Rights: Utility rights consist of payments to electric and natural gas companies for construction in aid of electric and gas lines to the facility but the Company retains no ownership rights to the assets. The loan fees are amortized over the term of the loan and utility rights are amortized over 15 years or the anticipated useful life utilizing the straight-line method. The useful life was determined in part by the length of service agreements the Company has with the utility companies as well as normal usage of such infrastructure.

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

Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the six months ended June 30, 2011, ethanol sales averaged approximately 83% of total revenues, while approximately 17% of revenues were generated from the sale of distiller grains and other by-products. For the six months ended June 30, 2011, corn costs averaged approximately 83% of cost of goods sold.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

2.    INVENTORY

Inventory consisted of the following as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Raw Materials	$6,010,792	$4,049,845
Work in Process	2,122,593	1,537,992
Finished Goods	724,636	4,372,714
Totals	$8,858,021	$9,960,551

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, the Company entered into a Master Loan Agreement with Home Federal Savings Bank (“Home Federal”) establishing a senior credit facility with Home Federal for the construction of a 100 million gallon per year natural gas powered dry mill ethanol plant. In return, the Company executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. The Company currently has two separate loans with Home Federal, a Term Loan and a Term Revolving Loan (collectively referred to as the "Loans").

Term Loan

The initial principal amount of the Term Loan was $74,000,000. The Company is required to make equal monthly principal payments of $616,667 plus accrued interest on the Term Loan. All unpaid principal and accrued interest on the Term Loan will be due on July 1, 2014. The Company has the right to convert up to 50% of the Term Loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by the Company and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion of the term loan will bear interest at a rate equal to the five year LIBOR swap rate plus 300 basis points. The balance outstanding on the Term Loan as of June 30, 2011 and December 31, 2010 was $33,186,667 and $37,216,667 respectively.

Term Revolving Loan

Under the terms of the Master Loan Agreement, we have a $20 million Term Revolving Loan which has a maturity date of July 1, 2014. Interest on the Term Revolving Loan accrues at a rate equal to the five year LIBOR swap rate plus 300 basis points. We are required to make monthly payments of interest until the maturity date of the Term Revolving Loan on July 1, 2014, on which date the unpaid principal balance of the Term Revolving Loan becomes due. The balance outstanding on the Term Revolving Loan as of June 30, 2011 and December 31, 2010 was $0 and $3,250,000 respectively.

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

Upon an occurrence of an event of default or an event which will lead to a default, Home Federal may upon notice terminate its commitment to loan funds and declare the entire unpaid principal balance of the Loans, plus accrued interest, immediately due and payable. Events of default include, but are not limited to, the failure to make payments when due, insolvency, any material adverse change in the financial condition or the breach of any of the covenants, representations or warranties the Company has given in connection with the Loans.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Effective January 1, 2011, the Company issued a $1,000,000 note payable to a former member of the Company as consideration for 1,000 member units. The note is payable in monthly installments of $100,000 through September 2011. The balance outstanding on the note was $300,000 as of June 30, 2011.

The estimated maturities of long-term debt for the twelve month period ended June 30 are as follows:

2012		$7,712,698
2013		7,413,684
2014		7,414,528
2015		10,986,846
	Total	$33,527,756

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and six months ended June 30, 2011, totaled approximately $7,274,000 and $7,345,000, respectively, and during the three and six months ended June 30, 2010 totaled approximately $0 and $6,308,000, respectively.

On December 15, 2008, the Company entered into an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the three and six months ending June 30, 2011, the Company incurred net costs of approximately $78,000 and $185,000 related to this agreement. The cost for the same periods of 2010 related to this agreement were approximately $76,000 and $183,000.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement to sell all ethanol produced at the plant to an unrelated entity at a mutually agreed on price, less commission and transportation charges. This agreement was terminated effective April 30, 2011.

Effective May 1, 2011, the Company entered into a marketing agreement to sell all ethanol produced at the plant to an entity in which the Company invests at a mutually agreed on price, less commission and transportation charges. As of June 30, 2011, the Company had commitments to sell approximately 12,000,000 gallons at various fixed and basis price levels indexed against exchanges for delivery through July 31, 2011. Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing gallons in the open market.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2011. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of June 30, 2011, the Company had approximately 19,000 tons of distiller grains commitments for delivery through December 2011 at various fixed prices. Should the Company not be able to meet delivery on these tons in the future, the Company will be responsible for purchasing tons in the open market. The Company has not incurred any losses due to non-delivery of product.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Approximate sales and marketing fees related to the agreements in place for the three and six months ended June 30, 2011 and June 30, 2010 were as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010
Sales ethanol - unrelated parties	$26,167,144	$103,973,042	$46,648,000	$95,107,000
Sales ethanol - RPMG	62,297,666	62,297,666
Sales distiller grains	18,077,681	34,342,066	8,883,000	17,343,000

Marketing fees ethanol - unrelated parties	129,796	558,318	397,000	767,000
Marketing fees ethanol - RPMG	112,941	112,941
Marketing fees distiller grains	318,966	507,892	164,000	281,000

	As of June 30, 2011	As of June 30, 2010
Amount due from unrelated ethanol marketer	$—	$2,687,000
Amount due from RPMG	$3,441,170	$—
Amount due from distiller marketer	1,383,422	1,285,000

At June 30, 2011, the Company had outstanding commitments for purchases of approximately 9,700,000 bushels of corn at various prices through January 2012.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following for the twelve month periods ending June 30:

2012	$3,949,000
2013	3,949,000
2014	3,909,000
2015	3,787,000
2016	3,787,000
Thereafter	10,415,000
Total anticipated commitments	$29,796,000

On June 24, 2011, the Company entered into a contract for construction of corn oil separation equipment with a general contractor. The contract amount is not to exceed $2.4 million with an estimated completion date of September 2011.

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three and six months ended June 30, 2011, was approximately $624,000 and $1,500,000 and for the same periods in 2010 was approximately $474,000 and $879,000.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

At June 30, 2011, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended June 30:

2012	$1,635,000
2013	473,000
2014	419,000
2015	419,000
2016	419,000
Thereafter	$768,000
Total lease commitments	$4,131,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 45 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At June 30, 2011, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 15% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under authoritative accounting guidance and, as amended and, therefore, are not marked to market in the Company's financial statements. The fair value of the Company's open derivative positions are summarized in the following table as of June 30, 2011 and December 31, 2010.

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts - corn at 06/30/11	Derivative Instruments	$3,634,855	$—
Derivatives not designated as hedging instruments:
Commodity contracts - corn at 12/31/10	Derivative Instruments	$—	$3,789,100
Commodity contracts - ethanol at 12/31/10	Derivative Instruments	—	620,310
	Total	$—	$4,409,410

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The following table represents the amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2011 and for the same periods ending June 30, 2010:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the three months ended 6/30/2011, corn	Cost of Goods Sold	$(273,058)	$4,008,565	$3,735,507

Commodity Contracts for the six months ended 6/30/2011, ethanol	Revenue	$(4,830)	$429,588	$424,758
Commodity Contracts for the six months ended 6/30/2011, corn	Cost of Goods Sold	(7,258,351)	7,614,677	356,326
	Total	$(7,263,181)	$8,044,265	$781,084
Derivatives not designated as hedging instruments:
Commodity Contract for the three months ended 6/30/2010	Cost of Goods Sold	$1,443,357	$31,863	$1,475,220
Commodity Contract for the six months ended 6/30/2010	Cost of Goods Sold	$2,933,986	$31,863	$2,965,849

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

A description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below:

Derivative financial instruments: Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Current Asset, derivative financial instruments - corn as of 6/30/11	$3,634,855	$3,634,855	—	—
Current Liability, derivative financial instruments - corn as of 12/31/10	$3,789,100	$3,789,100
Current Liability, derivative financial instruments - ethanol as of 12/31/10	$620,310	$620,310	—	—
Total Current Liability as of 12/31/10	$4,409,410	$4,409,410

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at June 30, 2011.

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

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. The ethanol plant is currently operating at a rate in excess of its nameplate capacity of 100 million gallons per year.

Our revenue is derived primarily from the sale of our ethanol and distiller grains. We market and sell our products primarily in the continental United States through third party marketers. On March 1, 2011, we entered into a Member Fuel Ethanol Marketing Agreement with RPMG, Inc. ("RPMG"). Pursuant to the ethanol marketing agreement, RPMG will market all of the ethanol we produce starting on May 1, 2011. Further, we agreed to make a capital contribution to RPMG in order to become an equity owner of RPMG. We will pay RPMG a marketing fee based on RPMG's cost to market our ethanol. We can terminate the ethanol marketing agreement by giving RPMG six months written notice. Our ethanol marketer prior to RPMG was Green Plains Trade Group LLC ("GPTG"), which is the ethanol marketing and distribution subsidiary of Green Plains Renewable Energy, LLC ("GPRE"). The GPTG ethanol marketing agreement terminates prior to the time when the RPMG ethanol marketing agreement becomes effective. We have also entered into a Distiller Grains Marketing Agreement with CHS, Inc. ("CHS"), pursuant to which CHS purchases the distiller grains produced at our plant and sells them to its customers for a fee.

On June 24, 2011, we entered into an agreement to purchase corn oil extraction equipment for the ethanol plant. We anticipate that the corn oil extraction equipment will be installed and operational by the end of September 2011. The addition of corn oil extraction equipment will add a new source of revenue for our operations. To support our purchase of corn oil extraction equipment, on July 28, 2011, we executed a Corn Oil Marketing Agreement with RPMG to sell all of the corn oil that we anticipate producing. We will pay RPMG a commission based on each pound of corn oil that RPMG sells on our behalf. The initial term of the Corn Oil Marketing Agreement is for one year and the agreement automatically renews for additional one year terms unless either party gives notice that it will not extend the agreement past the current term.

Results of Operations

Comparison of Fiscal Quarters Ended June 30, 2011 and 2010

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$106,548,491	100.0	$55,629,916	100.0

Cost of Goods Sold	95,417,818	89.6	52,519,070	94.4

Gross Profit	11,130,673	10.4	3,110,846	5.6

Selling, General and Administrative Expenses	645,507	0.6	564,278	1.0

Operating Income	10,485,166	9.8	2,546,568	4.6

Other Income (Expense)	(268,308)	(0.3)	(475,682)	(0.9)

Net Income	$10,216,858	9.6	$2,070,886	3.7

Revenue

Our total revenue for our second quarter of 2011 was approximately 92% greater than our total revenue for our second quarter of 2010. Management attributes this increase in revenue with higher commodity prices generally which increased the prices we received for our ethanol and distiller grains. For our second quarter of 2011, ethanol sales accounted for approximately 83% of our total revenue and distiller grains sales accounted for approximately 17% of our total revenue. For our second quarter of 2010, ethanol sales accounted for approximately 84% of our total revenue and distiller grains accounted for approximately 16% of our total revenue. Our revenue is presented in our financial statements, net of the shipping costs that are incurred in transporting our ethanol and distiller grains to the end customer. These shipping charges are deducted by our ethanol and distiller grains marketers from the amounts realized on the sale of our ethanol and distiller grains.

For our second quarter of 2011, our total ethanol revenue increased by approximately 90% compared to our second quarter of 2010. Management attributes this increase in ethanol revenue with significantly increased ethanol prices during our second quarter of 2011 compared to the same period of 2010. The average price we received for our ethanol during our second quarter of 2011 was approximately 72% greater than during our second quarter of 2010. Management attributes this ethanol price increase primarily to higher corn prices. While management believes that higher oil prices have had a positive effect on ethanol prices, the market price of ethanol has more closely correlated to increases in the price of corn. The ethanol industry has experienced increased export demand from Canada which has also positively impacted ethanol prices. Canada enacted an ethanol use standard that requires the use of more ethanol than Canada can currently produce domestically. As a result, Canada is importing the balance of the ethanol necessary to meet this requirement from the United States. However, Canada has also taken steps to increase its domestic ethanol production which may lead to a reduction in Canada's import demand in the future. The ethanol industry continues to export ethanol to the European Union and Brazil which has had a positive effect on ethanol prices in the United States.

In addition to the increase in ethanol prices we experienced, we sold approximately 10% more ethanol during our second quarter of 2011 compared to the same period of 2010 which positively impacted our revenue. Management attributes this increase in ethanol sales during the 2011 period to increased production efficiency and increased operating times by the ethanol plant. As we continue to fine tune the operation of the ethanol plant, we anticipate increased ethanol production which leads to increased ethanol sales.

Based on management projections, we anticipate that we will have positive operating margins during the third quarter of our 2011 fiscal year. We have been able to secure much of the corn that we will require to continue to operate the ethanol plant until the new corn crop is harvested in the fall of 2011 and we do not anticipate having any difficulty securing all of the corn we require to continue to operate the ethanol plant. Based on management projections, we anticipate continuing to experience positive operating margins through the remaining quarters of our 2011 fiscal year and into our 2012 fiscal year. Management believes that we are a lower cost producer of ethanol. Therefore, we anticipate that we will be able to continue to profitably operate the ethanol plant at times that other ethanol producers may have to shut down operations. This is especially true for ethanol producers which are located outside of the main corn producing areas of the United States where corn is relatively more expensive.

Currently, the ethanol industry is benefited by a blenders' tax credit and a tariff on ethanol imported into the United States. Both of these government supports of ethanol are scheduled to expire at the end of 2011 and are not expected to be renewed. However, management does not believe that the expiration of these government supports will have a significant impact on ethanol demand and prices in the short-term. Management anticipates that ethanol demand will remain strong due to the Federal Renewable Fuels Standard (RFS) which requires the use of a certain amount of renewable fuels each year in the United States. Further, management believes that high gasoline prices will create additional demand for ethanol which typically is less expensive that gasoline.

Management anticipates that our ethanol sales will be slightly lower during our third quarter due to our semi-annual planned maintenance shutdown. This is expected to result in reduced production by the ethanol plant during our third quarter.

For our second quarter of 2011, our total distiller grains revenue increased by approximately 103% compared to our second quarter of 2010. Management attributes this increase in distiller grains revenue with an increase in the average price we received for our distiller grains and increased sales of distiller grains during the 2011 period. The average price we received for our dried distiller grains was approximately 86% greater for our second quarter of 2011 compared to the same period of 2010. The average price we received for our modified/wet distiller grains was approximately 142% greater for our second quarter of 2011 compared to the same period of 2010. Management attributes this increase in distiller grains prices with increased corn prices which significantly increased domestic distiller grains demand. This increase in domestic distiller grains demand has offset distiller grains demand decreases we experienced when China commenced an anti-dumping investigation against the United States distiller grains industry. In addition, we have experienced increased export demand from Mexico and Canada which is also likely related to higher corn prices. Management believes that the Chinese anti-dumping investigation will be concluded by the end of the year. As a result, management anticipates continued strong demand for the distiller grains produced by the United States ethanol industry.

Management believes that higher corn prices and increased export demand for distiller grains will maintain higher distiller grains prices for the remaining quarters of our 2011 fiscal year and into our 2012 fiscal year

We sold approximately 7% more tons of distiller grains during our second quarter of 2011 compared to our second quarter of 2010. Management attributes this increase in distiller grains sales with increased ethanol production at the plant during the 2011 period. Management anticipates that distiller grains sales will be slightly lower during our third quarter when we anticipate conducting our semi-annual planned maintenance shutdown.

Cost of Goods Sold

Our two primary costs of producing ethanol and distiller grains are corn costs and natural gas costs. Our total cost of goods sold increased by approximately 80% for our second quarter of 2011 compared to our second quarter of 2010. Management attributes this increase in our total cost of goods sold with significantly higher corn prices along with higher corn consumption during the 2011 period. The average price we paid per bushel of corn was approximately 96% greater during our second quarter of 2011 compared to our second quarter of 2010. Management attributes this increase in corn prices with decreased corn carryover at the end of the 2009/2010 crop year and strong corn demand. Management anticipates that corn prices will remain higher until the new corn crop is harvested in the fall of 2011. However, if this corn crop is smaller than expected or some other weather condition negatively impacts the corn crop, corn prices may continue at their higher levels into the future.

In addition to the increase in corn prices, we consumed approximately 7% more bushels of corn during our second quarter of 2011 compared to our second quarter of 2010. Management attributes this increase in corn consumption with increased production of ethanol and distiller grains during the 2011 period.

Despite the recent increases in commodity prices, natural gas prices have remained relatively stable. During our second quarter of 2011, the average price we paid per MMBtu of natural gas was approximately 3% lower compared to our second quarter of 2010. Management attributes this decrease in natural gas prices to large natural gas supplies and continued increases in natural gas production. Management anticipates that natural gas prices will remain relatively stable during our 2011 fiscal year provided there are no supply interruptions due to hurricane activity in the Gulf Coast region of the United States. We expect higher natural gas prices during winter months due to increased natural gas demand for heating needs. Offsetting this decrease in natural gas prices was an increase in our total natural gas consumption of approximately 7% during our second quarter of 2011 compared to the same period of 2010. This increase in natural gas consumption was due to increased production of ethanol and dried distiller grains during our second quarter of 2011 compared to the same period of 2010.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened commodities trading accounts. In addition, we have a commodities manager to manage our corn procurement activities. Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol and distiller grains. During our second quarter of 2011, we had a realized loss of approximately $273,000 and an unrealized gain of approximately $4,009,000 related to our corn and natural gas derivative instruments. During our second quarter of 2010, we had a realized gain of approximately $1,443,000 and an unrealized gain of approximately $32,000 related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. We recognize the gains or losses that result from changes in our ethanol derivative instruments in revenue. Our plant is expected to use approximately 45 million bushels of corn per year. As of June 30, 2011, we had risk management positions in place for approximately 15% of our corn needs for the next 12 months.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were higher during our second quarter of 2011 compared to our second quarter of 2010 due primarily to an increase in our dues and subscriptions, legal and director fees, ongoing upkeep of our building and grounds, and an increased focus on employee training.

Other Income (Expense)

Our other expense was significantly lower during our second quarter of 2011 compared to the same period of 2010 due to having less interest expense during the 2011 period because of our reduced debt load.

Comparison of Six Months Ended June 30, 2011 and 2010

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$201,046,557	100.0	$112,643,402	100.0

Cost of Goods Sold	184,922,711	92.0	102,356,914	90.9

Gross Profit	16,123,846	8.0	10,286,488	9.1

Selling, General and Administrative Expenses	1,350,696	0.7	1,134,895	1.0

Operating Income	14,773,150	7.3	9,151,593	8.1

Other Income (Expense)	(278,779)	(0.1)	(1,004,645)	(0.9)

Net Income	$14,494,371	7.2	$8,146,948	7.2

Revenue

Our total revenue for our first six months of 2011 was approximately 78% greater than our total revenue for our first six months of 2010. For our first six months of 2011, ethanol sales accounted for approximately 83% of our total revenue and distiller grains sales accounted for approximately 17% of our total revenue. For our first six months of 2010, ethanol sales accounted for approximately 85% of our total revenue and distiller grains sales accounted for approximately 15% of our total revenue.

For our first six months of 2011, our total ethanol revenue increased by approximately 75% compared to our first six months of 2010. The average price we received for our ethanol during our first six months of 2011 was approximately 55% greater than during our first six months of 2010. In addition to the increase in ethanol prices, we sold approximately 13% more ethanol during our first six months of 2011 compared to the same period of 2010 which positively impacted our ethanol revenue.

For our first six months of 2011, our total distiller grains revenue increased by approximately 98% compared to our first six months of 2010. The average price we received for our dried distiller grains was approximately 83% greater for our first six months of 2011 compared to the same period of 2010. The average price we received for our modified/wet distiller grains was approximately 129% greater for our first six months of 2011 compared to the same period of 2010.

We sold approximately 5% more tons of distiller grains during our first six months of 2011 compared to our first six months of 2010.

Cost of Goods Sold

Our total cost of goods sold increased by approximately 80% for our first six months of 2011 compared to our first six months of 2010. Management attributes this increase in our total cost of goods sold with significantly higher corn prices along with higher corn consumption during the 2011 period. The average price we paid per bushel of corn was approximately 79% greater during our first six months of 2011 compared to our first six months of 2010. We consumed approximately 8% more bushels of corn during our first six months of 2011 compared to our first six months of 2010.

During our first six months of 2011, the average price we paid per MMBtu of natural gas was approximately 7% lower compared to our first six months of 2010. Offsetting this decrease in natural gas prices was an increase in our total natural gas consumption of approximately 7% during our first six months of 2011 compared to the same period of 2010.

During our first six months of 2011, we had a realized loss of approximately $7,258,000 and an unrealized gain of approximately $7,615,000 related to our corn and natural gas derivative instruments. During our first six months of 2010, we had a realized gain of approximately $2,934,000 and an unrealized gain of approximately $32,000 related to our corn and natural gas derivative instruments.

Selling, General and Administrative Expense

Our selling, general and administrative expenses was higher during our first six months of 2011 compared to our first six months of 2010 primarily due to increased bank fees, accounting expenses and expenses related to upkeep of our building and grounds.

Other Income (Expense)

Our other expense was significantly lower during our first six months of 2011 compared to the same period of 2010 due to having less interest expense during the 2011 period because of our reduced debt load.

Changes in Financial Condition for the Six Months Ended June 30, 2011.

Balance Sheet Data	June 30, 2011	December 31, 2010
Total current assets	$29,200,281	$30,920,597
Total property and equipment	134,559,221	138,906,631
Total other assets	3,265,755	2,847,833
Total Assets	$167,025,257	$172,675,061
Total current liabilities	$15,232,014	$27,089,841
Long term debt	25,815,058	33,101,406
Total members' equity	125,978,185	112,483,814
Total Liabilities and Members' Equity	$167,025,257	$172,675,061

Our current assets were lower at June 30, 2011 compared to December 31, 2010 due primarily to a reduction in our accounts receivable. Our accounts receivable was lower at June 30, 2011 compared to December 31, 2010 because we were awaiting payment for more ethanol at December 31, 2010 compared to at June 30, 2011. The value of our inventory was lower at June 30, 2011 compared to December 31, 2010 because we had less finished products in inventory as of June 30, 2011. The amount of cash our commodities broker was holding in our margin account was significantly lower at June 30, 2011 compared to December 31, 2010 due to lower corn prices at June 30, 2011 which required us to maintain less cash in our margin account.

Our net property and equipment was lower at June 30, 2011 compared to December 31, 2010 due to depreciation. We had approximately $873,000 in construction in progress at June 30, 2011 primarily related to our installation of corn oil extraction equipment.

Our other assets were higher at June 30, 2011 compared to December 31, 2010 due to the investment we made in our ethanol and corn oil marketer RPMG. We continue to amortize our loan fees related to our Home Federal loan as well as certain utility rights associated with our construction of the ethanol plant.

Our current liabilities were lower at June 30, 2011 compared to December 31, 2010 primarily due to a decrease in our checks issued in excess of bank balance and a significant reduction in our derivative liability during the six months ended June 30, 2011. In addition, we no longer have a distribution payable as of June 30, 2011 since it was paid in our second quarter of 2011. Due to higher corn prices as of June 30, 2011 compared to December 31, 2010, the amount of our accounts payable was comparable, even though we had accounts payable for significantly less bushels of corn as of June 30, 2011. Due to recent increases in market corn prices, our derivative instrument positions were not a liability on our balance sheet as of June 30, 2011 and instead were a significant asset as of June 30, 2011.

The total amount of long-term debt we had outstanding at June 30, 2011 was lower compared to December 31, 2010 due to our continuing debt service payments.

The total amount of our members' equity increased as of June 30, 2011 compared to December 31, 2010 due to higher net income less the $1,000,000 repurchase of units as of June 30, 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20 million term revolving loan. This credit facility is described in greater detail below under “Short-Term and Long-Term Debt Sources.” As of June 30, 2011, we had $20 million available pursuant to our term revolving loan and approximately $6.7 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our term revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the six months ended June 30, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$23,791,263	$18,592,738
Net cash (used in) investing activities	(1,700,759)	(1,537,294)
Net cash (used in) financing activities	(15,381,974)	(8,159,636)
Cash at beginning of period	—	832,040
Cash at end of period	6,708,530	9,727,848

Cash Flow From Operations

Our operations generated more cash during our first six months of 2011 compared to the same period of 2010 due to having more net income during the 2011 period.

Cash Flow From Investing Activities

We used less cash for equipment and construction purchases during our first six months of 2011 compared to the first six months of 2010. However, we received $400,000 in a refund of our utility rights payments during the 2010 period which decreased our total cash used for investing activities during that time period. Also, we used cash during the 2011 period to make an investment in RPMG, our ethanol and corn oil marketer.

Cash Flow From Financing Activities

We used more cash for financing activities during our first six months of 2011 compared to the same period of 2010 due to a decrease in the amount of checks we had issued in excess of our bank balances at the end of the 2011 period. We also received approximately $329,000 in cash during the 2011 period that our lender was holding in our restricted cash account because we have met certain financial ratios required by our loan agreement. In addition, we paid a distribution during our second quarter of 2011 which increased the cash we used for financing activities.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. We have two loans with Home Federal, (i) a term loan; and (ii) a $20 million term revolving loan.

Term Loan

Our term loan was used for the construction and start-up of our ethanol plant. We make equal monthly principal payments in the amount of $616,667 plus accrued interest pursuant to the term loan. All unpaid principal and accrued interest on the term loan will be due on July 1, 2014. We have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the five year LIBOR swap rate plus 300 basis points. As of June 30, 2011, we had approximately $33,187,000 outstanding on our term loan which accrued interest at a rate of 3.18% per year.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the five year LIBOR swap rate plus 300 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. As of June 30, 2011, we had $0 outstanding on our term revolving loan and $20 million available to be drawn. Interest accrued on our term revolving loan as of June 30, 2011 at a rate of 3.18% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of June 30, 2011, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement as of December 31, 2010 was $100 million. Our tangible net worth requirement increases by $5 million annually until 2012 when we are required to have tangible net worth of $105 million. We are required to maintain this $105 tangible net worth until the maturity date of our loans. As of June 30, 2011, we had tangible net worth of approximately $127 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of June 30, 2011, we had working capital of approximately $35,281,000. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

ICM Repurchase Note

Effective January 1, 2011, we issued a $1,000,000 note payable to ICM, Inc. in consideration for the repurchase of 1,000 membership units. The note is payable in monthly installments of $100,000 through September 2011. The balance outstanding on the note as of June 30, 2011 was $300,000.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at June 30, 2011 and December 31, 2010.

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

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Corn Oil Marketing Agreement between RPMG, INC. and Homeland Energy Solutions, LLC dated July 28, 2011. +
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.
(+) Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	August 12, 2011	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2011	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)