Form 10-Q
period 2011-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2011-11-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2011

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

As of November 14, 2011, we had 90,445 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$15,340,806	$—
Accounts receivable	10,078,843	13,042,300
Inventory	9,693,168	9,960,551
Due from broker	—	5,944,724
Prepaid and other	1,451,378	1,973,022
Derivative instruments	3,532,355	—
Total current assets	40,096,550	30,920,597

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	22,471,580
Buildings	5,037,103	4,870,412
Equipment	134,475,965	130,422,059
Construction in progress	470,896	1,430,272
	162,455,544	159,194,323
Less accumulated depreciation	29,150,721	20,287,692
Total property and equipment	133,304,823	138,906,631

OTHER ASSETS
Loan fees, net of amortization of $715,921 and $583,228	457,051	589,744
Restricted cash	25,621	354,752
Utility rights, net of amortization of $564,701 and $404,692	1,743,328	1,903,337
Investment	605,000	—
Other assets	337,212	—
Total other assets	3,168,212	2,847,833

TOTAL ASSETS	$176,569,585	$172,675,061

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	September 30, 2011	December 31, 2010
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)

CURRENT LIABILITIES
Checks issued in excess of bank balance	$—	$1,574,710
Accounts payable	9,060,434	6,600,078
Distribution payable	7,145,155	6,150,260
Derivative instruments	—	4,409,410
Retainage payable	—	58,143
Interest payable	84,139	116,109
Property tax payable	385,948	421,561
Payroll payable	453,203	347,061
Current maturities of long term debt	7,512,698	7,412,509
Total current liabilities	24,641,577	27,089,841

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LONG-TERM DEBT, less current maturities	23,961,908	33,101,406

MEMBERS' EQUITY
Members Capital, less syndication costs, 90,445 and 91,445 units issued and outstanding	88,572,744	89,572,744
Retained earnings	39,393,356	22,911,070
Total members' equity	127,966,100	112,483,814

TOTAL LIABILITIES AND MEMBERS' EQUITY	$176,569,585	$172,675,061

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE, NET OF SHIPPING COSTS	$109,993,347	$62,731,797	$311,039,904	$175,375,199

COSTS OF GOODS SOLD	99,853,635	60,382,414	284,776,346	162,739,328

GROSS PROFIT	10,139,712	2,349,383	26,263,558	12,635,871

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	722,292	513,280	2,072,988	1,446,319

OPERATING INCOME	9,417,420	1,836,103	24,190,570	11,189,552

OTHER INCOME (EXPENSE)
Interest (expense)	(301,493)	(585,043)	(928,539)	(1,918,866)
Interest income	17,143	52,865	24,921	180,187
Other income	—	—	340,489	—
	(284,350)	(532,178)	(563,129)	(1,738,679)

Net Income	$9,133,070	$1,303,925	$23,627,441	$9,450,873

Basic & diluted net income per capital unit	$100.98	$14.26	$261.24	$103.35

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	90,445	91,445	90,445	91,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,627,441	$9,450,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,155,731	9,001,677
Unrealized loss (gain) on risk management activities	(7,941,765)	2,289,163
Change in working capital components:
Accounts receivable	2,963,457	2,896,889
Inventory	267,383	547,136
Cash due to (from) broker	5,944,724	(3,191,213)
Prepaid expenses and other	184,432	1,520,964
Accounts payable and other accrued expenses	2,498,915	(117,017)
Net cash provided by operating activities	36,700,318	22,398,472

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(3,319,364)	(2,354,769)
Investment	(605,000)	—
Refund of utility rights	—	454,329
Net cash (used in) investing activities	(3,924,364)	(1,900,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in checks issued in excess of bank balance	(1,574,710)	—
Decrease in restricted cash	329,131	9,902,009
Distribution	(6,150,260)	—
Payments on long-term borrowings	(10,039,309)	(29,942,101)
Net cash (used in) financing activities	(17,435,148)	(20,040,092)

Net increase in cash	15,340,806	457,940

Cash and Cash Equivalents - Beginning	—	832,040
Cash and Cash Equivalents - Ending	$15,340,806	$1,289,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $59,654 and none, respectively	$827,816	$1,690,538
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Note issued for repurchase of member units	$1,000,000
Distribution declared but unpaid	$7,145,155

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	Nature of Business and Significant Accounting Policies

Nature of business: Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution throughout the United States. The Company produces in excess to 130 million gallons annually and sells distillers dried grains as byproducts of ethanol production.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the nine months ended September 30, 2011, ethanol sales averaged approximately 84% of total revenues, while approximately 16% of revenues were generated from the sale of distiller grains and other by-products. For the nine months ended September 30, 2011, corn costs averaged approximately 82% of cost of goods sold.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

2.    INVENTORY

Inventory consisted of the following as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Raw Materials	$5,809,923	$4,049,845
Work in Process	2,052,946	1,537,992
Finished Goods	1,830,299	4,372,714
Totals	$9,693,168	$9,960,551

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, the Company entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal for the construction of a 100 million gallon per year natural gas powered dry mill ethanol plant. In return, the Company executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. The Company currently has two separate loans with Home Federal, a Term Loan and a Term Revolving Loan (collectively referred to as the "Loans").

Term Loan

The initial principal amount of the Term Loan was $74,000,000. The Company is required to make equal monthly principal payments of $616,667 plus accrued interest on the Term Loan. All unpaid principal and accrued interest on the Term Loan will be due on July 1, 2014. The Company has the right to convert up to 50% of the Term Loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by the Company and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion of the term loan will bear interest at a rate equal to the five year LIBOR swap rate plus 300 basis points. The balance outstanding on the Term Loan as of September 30, 2011 and December 31, 2010 was $31,336,667 and $37,216,667 respectively.

Term Revolving Loan

Under the terms of the Master Loan Agreement, we have a $20 million Term Revolving Loan which has a maturity date of July 1, 2014. Interest on the Term Revolving Loan accrues at a rate equal to the five year LIBOR swap rate plus 300 basis points. We are required to make monthly payments of interest until the maturity date of the Term Revolving Loan on July 1, 2014, on which date the unpaid principal balance of the Term Revolving Loan becomes due. The balance outstanding on the Term Revolving Loan as of September 30, 2011 and December 31, 2010 was $0 and $3,250,000 respectively.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Effective January 1, 2011, the Company issued a $1,000,000 note payable to a former member of the Company as consideration for 1,000 member units. The note is payable in monthly installments of $100,000 through September 2011. The balance outstanding on the note was $100,000 as of September 30, 2011.

The estimated maturities of long-term debt for the twelve month period ended September 30 are as follows:

2012		$7,513,000
2013		7,414,000
2014		16,548,000
	Total	$31,475,000

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and nine months ended September 30, 2011, totaled approximately $9,582,000 and $16,927,000, respectively, and during the three and nine months ended September 30, 2010 totaled approximately $19,000 and $6,327,000, respectively.

The Company has an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the three and nine months ending September 30, 2011, the Company incurred net costs of approximately $36,000 and $205,000 related to this agreement. The cost for the same periods of 2010 related to this agreement were approximately $61,000 and $244,000.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol and distiller grains marketing agreements and major customers

Prior to May 1, 2011, the Company had entered into a marketing agreement to sell all ethanol produced at the plant to an unrelated entity at a mutually agreed on price, less commission and transportation charges. This agreement was terminated effective April 30, 2011.

Effective May 1, 2011, the Company entered into a marketing agreement with a related party to sell all ethanol produced at the plant to an entity in which the Company invests in at a mutually agreed on price, less commission and transportation charges. As of September 30, 2011, the Company had commitments to sell approximately 12,000,000 gallons at various fixed and basis price levels indexed against exchanges for delivery through October 31, 2011. Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing gallons in the open market.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to an unrelated party at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2011. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of September 30, 2011, the Company had approximately 21,000 tons of distiller grains commitments for delivery through December 2011 at various fixed prices. Should the Company not be able to meet delivery on these tons in the future, the Company will be responsible for purchasing tons in the open market. The Company has not incurred any losses due to non-delivery of product.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Sales and marketing fees related to the agreements in place for the three and nine months ended September 30, 2011 and September 30, 2010 were as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010
Sales ethanol - unrelated parties	$—	$103,973,042	$53,653,668	$148,760,668
Sales ethanol - RPMG	91,629,476	154,557,022	—	—
Sales distiller grains	17,733,990	52,076,056	8,973,729	26,316,729

Marketing fees ethanol - unrelated parties	—	558,318	404,475	1,171,475
Marketing fees ethanol - RPMG	161,089	274,030	—	—
Marketing fees distiller grains	193,923	701,815	178,070	459,070

	As of September 30, 2011	As of September 30, 2010
Amount due from unrelated ethanol marketer	$—	$3,340,845
Amount due from RPMG	$8,272,294	$—
Amount due from distiller marketer	1,806,549	977,172

At September 30, 2011, the Company had outstanding commitments for purchases of approximately 7,800,000 bushels of corn at various prices through November 2012.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following for the twelve month periods ending September 30:

2012	$3,949,000
2013	3,949,000
2014	3,868,000
2015	3,787,000
2016	3,787,000
Thereafter	9,469,000
Total anticipated commitments	$28,809,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three and nine months ended September 30, 2011, was approximately $630,000 and $2,130,000 and for the same periods in 2010 was approximately $530,000 and $1,409,000.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

At September 30, 2011, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended September 30:

2012	$1,997,000
2013	1,372,000
2014	482,000
2015	419,000
2016	419,000
Thereafter	663,000
Total lease commitments	$5,351,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 45 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At September 30, 2011, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 7% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed “normal purchases or sales” under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The fair value of the Company's open derivative positions are summarized in the following table as of September 30, 2011 and December 31, 2010.

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts - corn at 09/30/11	Derivative Instruments	$3,532,355	$—
Derivatives not designated as hedging instruments:
Commodity contracts - corn at 12/31/10	Derivative Instruments	$—	$3,789,100
Commodity contracts - ethanol at 12/31/10	Derivative Instruments	—	620,310
	Total	$—	$4,409,410

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The following table represents the amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2011 and for the same periods ending September 30, 2010:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments, 2011:
Commodity Contracts for the three months ended 9/30/2011, corn	Cost of Goods Sold	$144,355	$(102,518)	$41,837

Commodity Contracts for the nine months ended 9/30/2011, ethanol	Revenue	$(4,830)	$429,588	$424,758
Commodity Contracts for the nine months ended 9/30/2011, corn	Cost of Goods Sold	(7,114,014)	7,512,177	398,163
	Total	$(7,118,844)	$7,941,765	$822,921
Derivatives not designated as hedging instruments, 2010:
Commodity Contract for the three months ended 9/30/2010	Cost of Goods Sold	$(2,644,302)	$(2,527,288)	$(5,171,590)
Commodity Contract for the nine months ended 9/30/2010	Cost of Goods Sold	$289,684	$(2,527,288)	$(2,237,604)

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Current Asset, derivative financial instruments - corn as of 9/30/11	$3,532,355	$3,532,355	—	—
Current Liability, derivative financial instruments - corn as of 12/31/10	$3,789,100	$3,789,100
Current Liability, derivative financial instruments - ethanol as of 12/31/10	$620,310	$620,310	—	—
Total Current Liability as of 12/31/10	$4,409,410	$4,409,410

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2011.

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

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. The ethanol plant is currently operating at a rate in excess of 130 million gallons of ethanol per year year .

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

On June 24, 2011, we entered into an agreement to purchase corn oil extraction equipment for the ethanol plant. The corn oil extraction equipment became operational at the beginning of our fourth quarter of 2011. Therefore, we did not have any corn oil revenue during our quarter ended September 30, 2011. The addition of corn oil extraction equipment adds a new source of revenue for our operations. To support our purchase of corn oil extraction equipment, on July 28, 2011, we executed a Corn Oil Marketing Agreement with RPMG to sell all of the corn oil that we produce. We pay RPMG a commission based on each pound of corn oil that RPMG sells on our behalf. The initial term of the Corn Oil Marketing Agreement is one year and the agreement automatically renews for additional one year terms unless either party gives notice that it will not extend the agreement past the current term.

In May 2011, Iowa passed a law that promotes the use of higher level blends of ethanol in Iowa. The law provides a $0.03 per gallon tax credit to retailers who sell E15, a blend of 15% ethanol and 85% gasoline. The law also provides liability protections for retailers whose customers may use E15 in vehicles that are not approved to use E15. In addition, the new law enhances the current E85 retailer tax credit. This new law may provide additional ethanol demand in Iowa which could positively impact our financial performance. However, gasoline retailers may need to install new infrastructure in order to make E15 available which could be costly and could delay or reduce the effect this new law has on ethanol demand in Iowa. In addition to the lack of infrastructure, there are certain federal environmental regulatory changes that must be implemented in order to allow E15 to be used in Iowa in standard (non-flex fuel) vehicles. As a result of these issues, E15 may not be widely available in Iowa for some time.

The ethanol industry is currently impacted by the Volumetric Ethanol Tax Credit (VEETC) which is frequently referred to as the blenders' credit. This blenders' credit provides a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. This incentive is scheduled to expire on December 31, 2011. Management anticipates that VEETC will not be renewed and therefore will not be available starting January 1, 2012. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels

Standard (RFS) is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated and the blenders' credit is allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

In September 2011, our board of directors declared a distribution of $79 per membership unit for a total distribution of $7,145,155, subject to lender approval. The distribution was approved by our lender and paid to the members in October 2011.

Results of Operations

Comparison of Fiscal Quarters Ended September 30, 2011 and 2010

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue, Net of Shipping Costs	$109,993,347	100.0	$62,731,797	100.0

Cost of Goods Sold	99,853,635	90.8	60,382,414	96.3

Gross Profit	10,139,712	9.2	2,349,383	3.7

Selling, General and Administrative Expenses	722,292	0.7	513,280	0.8

Operating Income	9,417,420	8.6	1,836,103	2.9

Other Income (Expense)	(284,350)	(0.3)	(532,178)	(0.8)

Net Income	$9,133,070	8.3	$1,303,925	2.1

Revenue

Our total revenue for our third quarter of 2011 was approximately 98% greater than our total revenue for our third quarter of 2010. Management attributes this increase in revenue with higher corn prices which increased the prices we received for our ethanol and distiller grains. For our third quarter of 2011, ethanol sales accounted for approximately 84% of our total revenue and distiller grains sales accounted for approximately 16% of our total revenue. For our third quarter of 2010, ethanol sales accounted for approximately 84% of our total revenue and distiller grains accounted for approximately 16% of our total revenue. Our revenue is presented in our financial statements, net of the shipping costs that are incurred in transporting our ethanol and distiller grains to the end customer. These shipping charges are deducted by our ethanol and distiller grains marketers from the amounts realized on the sale of our ethanol and distiller grains.

For our third quarter of 2011, our total ethanol revenue increased by approximately 98% compared to our third quarter of 2010. Management attributes this increase in ethanol revenue with significantly increased ethanol prices during our third quarter of 2011 compared to the same period of 2010. The average price we received for our ethanol during our third quarter of 2011 was approximately 83% greater than during our third quarter of 2010. Management attributes this ethanol price increase primarily to higher corn prices. While management believes that higher oil prices have had a positive effect on ethanol prices, the market price of ethanol has more closely correlated to increases in the price of corn. The ethanol industry has experienced increased ethanol export demand from Canada which has also positively impacted ethanol prices. Canada enacted an ethanol use standard that requires the use of more ethanol than Canada can currently produce domestically. As a result, Canada is importing the balance of the ethanol necessary to meet this requirement from the United States. However, Canada has also taken steps to increase its domestic ethanol production which may lead to a reduction in Canada's import demand in the future. The ethanol industry continues to export ethanol to the European Union and Brazil which has had a positive effect on ethanol prices in the United States. However, these ethanol exports may not be sustained if the European Union and Brazil increase their ethanol production in the future.

In addition to the increase in ethanol prices we experienced, we sold approximately 8% more ethanol during our third quarter of 2011 compared to the same period of 2010 which positively impacted our revenue. Management attributes this increase in ethanol sales during the 2011 period to increased production efficiency and the fact that we used higher quality corn in the 2011 period which increased our ethanol yields.

Based on management projections, we anticipate continuing to experience positive operating margins through the remaining quarter of our 2011 fiscal year and into our 2012 fiscal year.

For our third quarter of 2011, our total distiller grains revenue increased by approximately 100% compared to our third quarter of 2010. Management attributes this increase in distiller grains revenue with an increase in the average price we received for our distiller grains and increased sales of distiller grains during the 2011 period. The average price we received for our dried distiller grains was approximately 83% greater for our third quarter of 2011 compared to the same period of 2010. The average price we received for our modified/wet distiller grains was approximately 138% greater for our third quarter of 2011 compared to the same period of 2010. Management attributes this increase in distiller grains prices with increased corn prices which significantly increased domestic distiller grains demand. This increase in domestic distiller grains demand has offset distiller grains demand decreases we experienced when China commenced an anti-dumping investigation against the United States distiller grains industry. In addition, we have experienced increased export demand from Mexico and Canada which is also likely related to higher corn prices. Management believes that the Chinese anti-dumping investigation will be concluded by the end of the first quarter of 2012. Management also anticipates that the tariff that China may ultimately impose may not be as high as many in the ethanol industry initially thought. As a result, management anticipates continued strong demand for the distiller grains produced by the United States ethanol industry.

Management believes that higher corn prices and increased export demand for distiller grains will maintain higher distiller grains prices for the remaining quarter of our 2011 fiscal year and into our 2012 fiscal year. We typically experience strong distiller grains demand during the winter months that tends to support distiller grains prices during that time. Management expects this strong demand will continue until at least April 2012.

We sold approximately 6% more tons of distiller grains during our third quarter of 2011 compared to our third quarter of 2010. Management attributes this increase in distiller grains sales with increased ethanol production at the plant during the 2011 period. Management anticipates that distiller grains sales will be slightly lower in the future due to the fact that we have commenced operating our corn oil extraction equipment. Extracting corn oil from the our distiller grains decreases the total tons of distiller grains that we produce. Management believes that the increased revenue from corn oil sales will more than offset this anticipated decrease in distiller grains sales.

Cost of Goods Sold

Our two primary costs of producing ethanol and distiller grains are corn costs and natural gas costs. Our total cost of goods sold increased by approximately 80% for our third quarter of 2011 compared to our third quarter of 2010. Management attributes this increase in our total cost of goods sold with significantly higher corn prices along with higher corn consumption during the 2011 period. The average price we paid per bushel of corn was approximately 108% greater during our third quarter of 2011 compared to our third quarter of 2010. Management attributes this increase in corn prices with decreased corn carryover at the end of the 2009/2010 crop year and strong corn demand along with questions regarding the amount of corn that would be harvested in the fall of 2011. Management anticipates that corn prices will remain at the current level for the foreseeable future.

In addition to the increase in corn prices, we consumed approximately 6% more bushels of corn during our third quarter of 2011 compared to our third quarter of 2010. Management attributes this increase in corn consumption with increased production of ethanol and distiller grains during the 2011 period.

Despite the recent increases in commodity prices, natural gas prices have fallen. During our third quarter of 2011, the average price we paid per MMBtu of natural gas was approximately 2% lower compared to our third quarter of 2010. Management attributes this decrease in natural gas prices to large natural gas supplies and continued increases in natural gas production. Management anticipates that natural gas prices will remain relatively stable during our final quarter of 2011 and into 2012. We expect higher natural gas prices during winter months due to annual increases in natural gas transportation costs. Offsetting this decrease in natural gas prices was an increase in our total natural gas consumption of approximately 9% during our third quarter of 2011 compared to the same period of 2010. This increase in natural gas consumption was due to increased production of ethanol and dried distiller grains during our third quarter of 2011 compared to the same period of 2010.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened commodities trading accounts. In addition, we have a commodities manager to manage our corn procurement activities. Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol and distiller grains. During our third quarter of 2011, we had a realized gain of approximately $144,000 and an unrealized (loss) of approximately ($103,000) related to our corn derivative instruments. During our third quarter of 2010, we had a realized (loss) of approximately ($2,644,000) and an unrealized (loss) of approximately ($2,527,000) related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

We recognize the gains or losses that result from changes in our ethanol derivative instruments in revenue. Our plant is expected to use approximately 45 million bushels of corn per year. As of September 30, 2011, we had risk management positions in place for approximately 7% of our corn needs for the next 12 months.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were higher during our third quarter of 2011 compared to our third quarter of 2010 due primarily to an increase in our dues and subscriptions, legal and director fees, ongoing upkeep of our building and grounds, computer and software expense and an employee bonus accrual.

Other Income (Expense)

Our other expense was significantly lower during our third quarter of 2011 compared to the same period of 2010 due to having less interest expense during the 2011 period because of our reduced debt load.

Comparison of Nine Months Ended September 30, 2011 and 2010

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue, Net of Shipping Costs	$311,039,904	100.0	$175,375,199	100.0

Cost of Goods Sold	284,776,346	91.6	162,739,328	92.8

Gross Profit	26,263,558	8.4	12,635,871	7.2

Selling, General and Administrative Expenses	2,072,988	0.7	1,446,319	0.8

Operating Income	24,190,570	7.8	11,189,552	6.4

Other Income (Expense)	(563,129)	(0.2)	(1,738,679)	(1.0)

Net Income	$23,627,441	7.6	$9,450,873	5.4

Revenue

Our total revenue for our first nine months of 2011 was approximately 77% greater than our total revenue for our first nine months of 2010. For our first nine months of 2011, ethanol sales accounted for approximately 83% of our total revenue and distiller grains sales accounted for approximately 17% of our total revenue. For our first nine months of 2010, ethanol sales accounted for approximately 85% of our total revenue and distiller grains sales accounted for approximately 15% of our total revenue.

For our first nine months of 2011, our total ethanol revenue increased by approximately 74% compared to our first nine months of 2010. The average price we received for our ethanol during our first nine months of 2011 was approximately 58% greater than during our first nine months of 2010. In addition to the increase in ethanol prices, we had increased production which allowed us to sell approximately 10% more ethanol gallons during our first nine months of 2011 compared to the same period of 2010 which positively impacted our ethanol revenue.

For our first nine months of 2011, our total distiller grains revenue increased by approximately 98% compared to our first nine months of 2010. The average price we received for our dried distiller grains was approximately 83% greater for our first nine months of 2011 compared to the same period of 2010. The average price we received for our modified/wet distiller grains was approximately 134% greater for our first nine months of 2011 compared to the same period of 2010. Similar to ethanol above, our increased production allowed us to sell approximately 6% more tons of distiller grains during our first nine months of 2011 compared to our first nine months of 2010.

Cost of Goods Sold

Our total cost of goods sold increased by approximately 80% for our first nine months of 2011 compared to our first nine months of 2010. Management attributes this increase in our total cost of goods sold with significantly higher corn prices along with higher corn consumption during the 2011 period. The average price we paid per bushel of corn was approximately 85% greater during our first nine months of 2011 compared to our first nine months of 2010. We consumed approximately 7% more bushels of corn during our first nine months of 2011 compared to our first nine months of 2010. This increased consumption can be attributed to an increase in production.

During our first nine months of 2011, the average price we paid per MMBtu of natural gas was approximately 5% lower compared to our first nine months of 2010. Offsetting this decrease in natural gas prices was an increase in our total natural gas consumption of approximately 7% during our first nine months of 2011 compared to the same period of 2010. This increase in consumption was due to an increase in production.

During our first nine months of 2011, we had a realized loss of approximately $7,119,000 and an unrealized gain of approximately $7,942,000 related to our corn and natural gas derivative instruments. During our first nine months of 2010, we had a realized gain of approximately $2,644,000 and an unrealized loss of approximately $2,527,000 related to our corn and natural gas derivative instruments.

Selling, General and Administrative Expense

Our selling, general and administrative expenses was higher during our first nine months of 2011 compared to our first nine months of 2010 primarily due to increased dues and subscriptions, legal and director fees, ongoing upkeep of our building and grounds, computer and software expense and a bonus accrual.

Other Income (Expense)

Our other expense was significantly lower during our first nine months of 2011 compared to the same period of 2010 due to having less interest expense during the 2011 period because of our reduced debt load.

Changes in Financial Condition for the Nine Months Ended September 30, 2011.

Balance Sheet Data	September 30, 2011	December 31, 2010
Total current assets	$40,096,550	$30,920,597
Total property and equipment	133,304,823	138,906,631
Total other assets	3,168,212	2,847,833
Total Assets	$176,569,585	$172,675,061
Total current liabilities	$24,641,577	$27,089,841
Long term debt	23,961,908	33,101,406
Total members' equity	127,966,100	112,483,814
Total Liabilities and Members' Equity	$176,569,585	$172,675,061

Our current assets were higher at September 30, 2011 compared to December 31, 2010 due primarily to a significant increase in our cash and cash equivalents and unrealized gains on our derivative instrument positions. Our accounts receivable was lower at September 30, 2011 compared to December 31, 2010 because we were awaiting payment for more ethanol at December 31, 2010 compared to at September 30, 2011. We had no amount due from our commodities broker at September 30, 2011 compared to nearly $6 million due from our broker at December 31, 2010 due to the change in value of our derivative instrument positions as of September 30, 2011. This change in our derivative instrument positions required us to maintain less cash in our margin account with our commodities broker.

Our net property and equipment was lower at September 30, 2011 compared to December 31, 2010 due to depreciation. We had approximately $471,000 in construction in progress at September 30, 2011 primarily related to our installation of corn oil extraction equipment.

Our other assets were higher at September 30, 2011 compared to December 31, 2010 due to the investment we made in RPMG, our ethanol and corn oil marketer. We continue to amortize our loan fees related to our Home Federal loan as well as certain utility rights associated with our construction of the ethanol plant.

Our current liabilities were lower at September 30, 2011 compared to December 31, 2010 primarily due to a decrease in our checks issued in excess of bank balance and a significant reduction in our derivative liability during the nine months ended

September 30, 2011. We had a larger distribution payable at September 30, 2011 compared to at December 31, 2010. Also, we had higher corn payables at September 30, 2011 compared to December 31, 2010 due to higher corn prices. We also had additional payables at September 30, 2011 related to our September 2011 maintenance shut down. Due to increases in market corn prices, our derivative instrument positions were not a liability on our balance sheet as of September 30, 2011 and instead were a significant asset as of September 30, 2011.

The total amount of long-term debt we had outstanding at September 30, 2011 was lower compared to December 31, 2010 due to our continuing debt service payments.

The total amount of our members' equity increased as of September 30, 2011 compared to December 31, 2010 due to higher net income less the $1,000,000 repurchase of units as of September 30, 2011. Increases in members equity related to our net income was offset by the approximately $7,145,000 distribution that we declared during our third quarter of 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20 million term revolving loan. This credit facility is described in greater detail below under “Short-Term and Long-Term Debt Sources.” As of September 30, 2011, we had $20 million available pursuant to our term revolving loan and approximately $15.3 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our term revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months ended September 30, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$36,700,318	$22,398,472
Net cash (used in) investing activities	(3,924,364)	(1,900,440)
Net cash (used in) financing activities	(17,435,148)	(20,040,092)
Cash at beginning of period	—	832,040
Cash at end of period	15,340,806	1,289,980

Cash Flow From Operations

Our operations generated more cash during our first nine months of 2011 compared to the same period of 2010 primarily due to having more net income during the 2011 period.

Cash Flow From Investing Activities

We used more cash for equipment and construction purchases during our first nine months of 2011 compared to the first nine months of 2010 due to our installation of the corn oil extraction equipment. We received $400,000 in a refund of our utility rights payments during the 2010 period which decreased our total cash used for investing activities during that time period. Also, we used cash during the 2011 period to make an investment in RPMG, our ethanol and corn oil marketer.

Cash Flow From Financing Activities

We used a significant amount of cash during our first nine months of 2011 compared to the same period of 2010 due to a distribution that we paid during the 2011 period. We had a second distribution during our 2011 fiscal year that had not been paid at the end of our third quarter of 2011, so it did not impact our cash flow during that period. During the 2010 period, our lender distributed cash it was holding in our restricted cash account which was used to make a prepayment on our long-term loan. We also made an additional $10 million prepayment on our long-term loan during the 2010 period.

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

Term Loan

Our term loan was used for the construction and start-up of our ethanol plant. We make equal monthly principal payments in the amount of $616,667 plus accrued interest pursuant to the term loan. All unpaid principal and accrued interest on the term loan will be due on July 1, 2014. We have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the five year LIBOR swap rate plus 300 basis points. As of September 30, 2011, we had approximately $31,337,000 outstanding on our term loan which accrued interest at a rate of 3.18% per year.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the five year LIBOR swap rate plus 300 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. As of September 30, 2011, we had $0 outstanding on our term revolving loan and $20 million available to be drawn. Interest accrued on our term revolving loan as of September 30, 2011 at a rate of 3.18% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of September 30, 2011, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement as of December 31, 2010 was $100 million. Our tangible net worth requirement increases by $5 million annually until 2012 when we are required to have tangible net worth of $105 million. We are required to maintain this $105 tangible net worth until the maturity date of our loans. As of September 30, 2011, we had tangible net worth of approximately $127 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of September 30, 2011, we had working capital of approximately $43,655,000. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

ICM Repurchase Note

Effective January 1, 2011, we issued a $1,000,000 note payable to ICM, Inc. in consideration for the repurchase of 1,000 membership units. The note is payable in monthly installments of $100,000 through September 2011. The balance outstanding on the note as of September 30, 2011 was $100,000.

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

Derivative Instruments

The Company enters into derivative instruments to hedge our exposure to price risk related to forecasted corn and forward corn purchase contracts through our commodities accounts with ADM Investor Services, Inc. ("ADMIS"). We may also occasionally enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not plan to enter into derivative instruments other than for hedging purposes.  Changes in the fair value of our derivatives are recorded in current period earnings.  Although certain derivative instruments are not designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments will be effective economic hedges of specified risks.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at September 30, 2011 and December 31, 2010.

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

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland,

along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 1A. RISK FACTORS.

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2010, included in our annual report on Form 10-K.

If the Federal Renewable Fuels Standard is repealed or reduced, it may negatively impact our ability to profitably operate the ethanol plant.

Recently, there have been proposals in Congress to repeal or reduce the Federal Renewable Fuels Standard (RFS) which provides a mandate that a certain amount of renewable fuels must be used in the United States each year. The RFS requirement increases each year in order to further develop the use of renewable fuels in the United States. Without the RFS, demand for ethanol may decrease significantly. While management believes it is unlikely that the RFS will be repealed or reduced, if Congress were to repeal or reduce the RFS it could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 14, 2011	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2011	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)