Form 10-K
period 2011-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2012-02-22
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24, Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2011, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,777,000.

As of February 21, 2012, there were 90,445 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price volatility of corn and natural gas;

•	Decreases in the market price of ethanol, distiller grains and corn oil;

•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Our ability to continue to satisfy the financial covenants contained in our credit agreements with our lender;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel; and

•	Competition in the ethanol industry from alternative fuel additives.

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.homelandenergysolutions.com, under "Investor Relations - SEC Filings," which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I.

ITEM 1.    BUSINESS.

Business Development

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," "Homeland" or "Homeland Energy Solutions") is an Iowa limited liability company. We were formed on December 7, 2005 to build and operate a 100 million gallon per year ethanol plant located near Lawler, Iowa. The primary products produced at the plant are ethanol, distiller grains and corn oil. We commenced production on April 4, 2009. The ethanol plant is currently operating at a rate well in excess of its nameplate production capacity of 100 million gallons of ethanol per year. Management anticipates continuing to fine tune the operation of the ethanol plant in order to maximize production of ethanol, distiller grains and corn oil.

On March 1, 2011, we entered into a Member Fuel Ethanol Marketing Agreement with RPMG, Inc. ("RPMG"). Pursuant to the ethanol marketing agreement, RPMG will market all of the ethanol we produce starting on May 1, 2011. Further, we agreed to make a capital contribution to RPMG in order to become an equity owner of RPMG. We will pay RPMG a marketing fee based on RPMG's cost to market our ethanol. We can terminate the ethanol marketing agreement by giving RPMG six months written notice. Our ethanol marketer during the first four months of 2011 was Green Plains Trade Group LLC ("GPTG"), which is the ethanol marketing and distribution subsidiary of Green Plains Renewable Energy, LLC ("GPRE"). The GPTG ethanol marketing agreement terminated prior to the time when the RPMG ethanol marketing agreement became effective.

In May 2011, Iowa passed a law that promotes the use of higher level blends of ethanol in Iowa. The law provides a $0.03 per gallon tax credit to retailers who sell E15, a blend of 15% ethanol and 85% gasoline, from 2011 until 2014, which tax credit decreases to $0.025 per gallon from 2015 through 2017. This tax credit is scheduled to expire in 2017. The law also provides liability protections for retailers whose customers may use E15 in vehicles that are not approved to use E15. In addition, the new law enhances the current E85 retailer tax credit. This new law may provide additional ethanol demand in Iowa which could positively impact our financial performance. However, certain EPA regulatory issues have prevented E15 from being accepted by retailers in Iowa. As a result of these issues, E15 may not be widely available in Iowa for some time.

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

On December 15, 2011, we executed the Third Amended Management Services Agreement with Golden Grain Energy, LLC ("GGE"). The purpose of the Agreement was to incorporate two prior minor amendments to our management services agreement with GGE into one agreement and to make other ministerial amendments. We also reduced the number of shared managers that are covered by the agreement. Currently, we share the management services of GGE's Chief Executive Officer and Human Resources Manager. GGE shares the management services of our EPA Compliance Officer. The material terms of the management services agreement remain unchanged.

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which is frequently referred to as the blenders' credit. However, the blenders' credit expired on December 31, 2011 and management does not expect that it will be renewed. The blenders' credit provided a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard ("RFS") is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated now that the blenders' credit was allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

United States ethanol production was benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Management believes that in the short-term, since the United States is a net exporter of ethanol, including ethanol exports to Brazil, the second largest ethanol producer in the world, the expiration of the tariff will not have a significant impact on the United States ethanol industry. However, if other countries are able to increase their ethanol production, the expiration of the tariff may result in increased competition from foreign ethanol producers.

Financial Information

Please refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue, profit and loss measurements and total assets and liabilities and "Item 8 - Financial Statements and Supplementary Data" for our financial statements and supplementary data.

Principal Products

The primary products that we produce are ethanol, distiller grains and corn oil. We did not commence production of corn oil until the fourth quarter of our 2011 fiscal year. Therefore, our corn oil revenue during our 2011 fiscal year is not indicative of what we expect for an entire year. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
Ethanol	82%	85%	86%
Distiller Grains	17%	15%	14%
Corn Oil	1%	—	—

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

Our ethanol plant uses corn as the feedstock in the ethanol production process. A corn-based ethanol plant is essentially a fermentation plant. Ground corn and water are mixed with enzymes and yeast to produce a substance called "beer," which contains approximately 15% alcohol, 11% solids and 74% water. The beer is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content. This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

Distiller Grains

The principal co-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distiller grains contain by-pass protein that are better utilized by ruminant animals, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Distiller grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% distiller grains, respectively.

We produce two forms of distiller grains: Modified Wet Distiller Grains ("MWDG") and Distiller Dried Grains with Solubles ("DDGS"). MWDG is processed corn mash that has been dried to approximately 50% moisture. MWDG has a shelf life of approximately seven days and is often sold to nearby markets. DDGS is processed corn mash that has been dried to approximately 10% moisture. It has a longer shelf life and may be sold and shipped to any market, regardless of its vicinity to our ethanol plant. We market nearly all of our distiller grains as DDGS.

Corn Oil

In October 2011, we commenced operating our corn oil extraction equipment. The corn oil extraction equipment we installed allows us to remove some of the corn oil contained in our distiller grains and sell the corn oil separately. The corn oil that we are capable of producing is not food grade corn-oil and it cannot be used for human consumption without further refining. The primary uses of the corn oil that we produce is for animal feed, industrial uses and biodiesel production.

Ethanol, Distiller Grains and Corn Oil Markets

As described below in "Distribution of Principal Products," we market and distribute our ethanol, distiller grains and corn oil through professional third party marketers. These professional third party marketers make all decisions regarding where our products are marketed and sold. Ethanol is primarily sold to gasoline refiners who blend the ethanol we produce with gasoline. The ethanol blended gasoline is then sold to retail gasoline stations which sell the fuel to their customers. Distiller grains are primarily sold directly to animal feeding operations. Corn oil is primarily sold to a mix of feed suppliers and biodiesel producers.

Our ethanol, distiller grains and corn oil are primarily sold in the United States. However, as domestic production of ethanol and distiller grains continue to expand, we anticipate increased international sales of these products. Currently, the United States ethanol industry exports a significant amount of distiller grains to Mexico, Canada and China. Management anticipates that demand for distiller grains in the Asian market may continue to increase in the future as distiller grains are used in animal feeding operations in China. However, China recently began investigating United States distiller grains exporters for dumping distiller grains in China. While management does not believe that China will impose a high tariff on distiller grains imports from the United States, demand for distiller grains in China may be negatively impacted.

The ethanol industry increased ethanol exports to Europe and Brazil during 2011. These ethanol exports benefited ethanol prices in the United States. Recently, the European Union launched an anti-dumping investigation related to ethanol exports from the United States. The European dumping claims are related in part to the VEETC tax credit which expired on December 31, 2011. Management believes that since VEETC expired, most of the claims included in the European anti-dumping complaint will no longer be relevant. However, if the European Union were to impose tariffs on ethanol imported from the United States, it could negatively impact market prices of ethanol.

We expect our ethanol, distiller grains and corn oil marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution of Principal Products

We have hired third party marketers who are responsible for the distribution of all of the products we produce. Below is a description of the arrangements we have with our ethanol, distiller grains and corn oil marketers.

Ethanol Distribution

Effective May 1, 2011, we switched ethanol marketers from GPTG to RPMG. As part of the change in marketers, we became an owner of RPMG which allows us to receive more favorable ethanol marketing fees and to share in the profits generated by RPMG. We have an exclusive arrangement with RPMG where we will only sell the ethanol that we produce through RPMG. Since May 1, 2011, RPMG has been responsible for coordinating the distribution of all of our ethanol. We pay RPMG a fee based on RPMG's cost to market and sell our ethanol. The ethanol marketing agreement will continue until it is terminated according to the terms of the agreement. We can terminate the ethanol marketing agreement by giving RPMG at least six months written notice.

Distiller Grains Distribution

We have a Distiller Grains Marketing Agreement with CHS, Inc. ("CHS"), pursuant to which CHS agreed to purchase all of the distiller grains produced at our plant. The initial term of the distiller grains marketing agreement was one year, beginning with the start-up of operations and production at the plant. After the initial one-year term, the agreement automatically renews for successive one year terms unless either party gives 90 days written notice of termination before the current term expires.

CHS agreed to pay us 98% of the actual sale price received by CHS from its customers for DDGS sold and 96% of the actual sale price received by CHS for MWDG sold, subject to certain minimum and maximum fees per ton. CHS deducts the customary freight costs incurred by CHS in delivering the distiller grains to its customers from our portion of the distiller grains sale price.

Corn Oil Distribution

In July 2011, we entered into a Corn Oil Marketing Agreement with RPMG, which is the same company that markets our ethanol. We have an exclusive marketing arrangement with RPMG where it will market all of the corn oil that we produce. We agreed to pay RPMG a commission based on each pound of corn oil that RPMG sells on our behalf. We also agreed to pay certain costs associated with RPMG marketing our corn oil. The initial term of the corn oil marketing agreement is for one year and the agreement automatically renews for additional one year terms unless written notice is given, either by us or RPMG, at least ninety days prior to the expiration of the current term of the agreement.

New Products and Services

We started producing corn oil separate from our distiller grains during our fiscal year ended December 31, 2011. Corn oil is a new source of revenue for our operations. We had our first corn oil sales during the fourth quarter of our 2011 fiscal year. We do not anticipate introducing any new products or services during our 2012 fiscal year.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers and raw material suppliers. As of January 25, 2012, the Renewable Fuels Association estimates that there are 209 ethanol production facilities in the United States with capacity to produce approximately 14.8 billion gallons of ethanol per year. According to RFA estimates, approximately 5% of the ethanol production capacity in the United States was not operating as of January 25, 2012. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)
Archer Daniels Midland	1,750	—
POET Biorefining	1,629	—
Valero Renewable Fuels	1,130	—
Green Plains Renewable Energy	730	—
Updated: January 25, 2012

The products that we produce are commodities. Since our products are commodities, there are typically no significant differences between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. As a result, competition in the ethanol industry is primarily based on price and consistent fuel quality. Management believes we are a lower cost producer of ethanol and that we have an experienced management team operating our ethanol plant. However, larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize due to their increased bargaining power. This could put us at a competitive disadvantage to other ethanol producers. These larger ethanol producers may be able to enter into more favorable arrangements to purchase raw materials and also may be able to receive a higher price for the ethanol and co-products they produce due to the size of their operations.

In 2008, Valero Renewable Fuels, which is a subsidiary of a major gasoline refining company, purchased several ethanol plants. Currently, Valero Renewable Fuels owns 10 ethanol plants with capacity to produce approximately 1.1 billion gallons of ethanol annually. This makes Valero Renewable Fuels one of the largest ethanol producers in the United States. Further, since the parent company of Valero Renewable Fuels is a gasoline blender, Valero Renewable Fuels has an established customer for the ethanol it produces which may allow Valero Renewable Fuels to be more competitive in the ethanol industry. At times when ethanol demand may be lower, it is unlikely that Valero Renewable Fuels will have difficulty selling the ethanol it produces. While Valero is currently the largest oil company which has purchased a significant amount of ethanol production capacity, other large oil companies may follow the lead of Valero in the future. Should other large oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete and to find customers for our ethanol.

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

Sources and Availability of Raw Materials

Corn Supply

The major raw material required to produce ethanol, distiller grains and corn oil at our plant is corn. The ethanol plant is currently operating at a rate well in excess of its nameplate capacity. We anticipate that we will require approximately 45 million bushels of corn per year to produce approximately 126 million gallons of ethanol per year. We buy as much corn as possible from local grain elevators and farmers. Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

The price and availability of corn are subject to significant fluctuations depending on a number of factors, including crop conditions, weather, governmental programs and foreign purchases. Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there was an extended drought or other production problems. Any shortage of corn, either locally, or in the United States generally, could increase the price we pay for corn. Increases in the price of corn significantly increase our cost of goods sold. If these increases in our cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, the cost of goods sold increases could have a significant negative impact on our profitability.

Commodities Account

In an attempt to minimize the effects of the volatility of corn costs on our profitability, we opened two commodities trading accounts with ADM Investor Services, Inc. ("ADMIS"). In addition, we hired a commodities manager to manage our corn procurement activities. ADMIS will serve as our broker for the purchase and sale of commodity futures contracts for corn, and will enter into transactions and exercise commodity options for our account in accordance with our instructions. We are required to maintain adequate margins in our accounts, and if we do not maintain adequate margins, ADMIS may close out any of our positions or transfer funds from our other accounts to cover the margin.

The effectiveness of our risk management strategy is dependent on the cost of corn and our ability to sell sufficient ethanol to use all of the corn for which we have futures contracts. Our risk management activities may not be successful in reducing the risk caused by price fluctuation, which may leave us vulnerable to high corn prices.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal. For our 2012 fiscal year, we do not anticipate undertaking any significant capital projects, other than ordinary maintenance of the ethanol plant. We also anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2012 fiscal year and beyond.

Dependence on One or a Few Major Customers

As discussed previously, we have exclusive marketing agreements with RPMG for sales of our ethanol and corn oil and with CHS for sales of our distiller grains. As a result, we rely on RPMG and CHS for the sale and distribution of all of our products. Any loss of RPMG or CHS as the marketing agent for our products could have a significant negative impact on our revenues. While we anticipate that we could secure other ethanol, distiller grains and corn oil marketers if necessary, any loss of our marketers could significantly impact our ability to operate the ethanol plant profitably.

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

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. The most significant federal ethanol support is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include cellulosic ethanol and biomass based biodiesel but not ethanol that is made from corn. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The RFS for 2011 was approximately 14 billion gallons, of which corn based ethanol could be used to satisfy approximately 12.6 billion gallons. The RFS for 2012 is approximately 15.2 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.2 billion gallons. Current ethanol production capacity exceeds the 2012 RFS requirement which can be satisfied by corn based ethanol. Certain states have requested waivers from the RFS program which would limit the amount of the mandated use of biofuels. Management does not believe that any waivers will be granted. However, if a change in administration were to occur, a waiver of the RFS might be a possibility. In addition, recently there has been legislation proposed which would reduce or eliminate the RFS. While management does not believe that these pieces of legislation will be passed into law, if they were passed we anticipate that it would significantly decrease demand for and market prices of ethanol in the United States.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 130 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13 billion gallons per year. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles and ethanol exports. Many in the ethanol industry believe that we have reached the blending wall or will reach it soon. However, the RFS requires that 36 billion gallons of renewable fuels must be used each year in the United States by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. The fact that E15 is not approved for use in all vehicles may negatively impact the availability of E15. In addition, there are still regulatory hurdles that need to be addressed before management believes E15 will be readily available in the market. The EPA is requiring a label for E15 that management believes may discourage consumers from using E15. As a result of these obstacles to the implementation of E15, management believes that the limited approval of E15 may not have an immediate impact on ethanol demand in the United States.

In addition to the RFS, the ethanol industry was previously benefited by the Volumetric Ethanol Excise Tax Credit ("VEETC"). VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). However, VEETC expired on December 31, 2011 and management does not believe it will be renewed. Management believes that the elimination of VEETC will not have a significant effect on prices and demand for ethanol as most of the benefit from VEETC was received by gasoline blenders. Management believes that due to the RFS use requirements, demand for ethanol will continue to mirror the RFS requirement, despite the elimination of VEETC. However, if the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC will be more substantial.

The USDA announced that it will provide financial assistance to help implement more "blender pumps" in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pump accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa. One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009 and increasing incrementally to 25% renewable fuels by 2019. This is expected to be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa. This legislation could increase local demand for ethanol and may increase the local price for ethanol. In 2011, the Iowa legislature increased the E85 tax credit to 18 cents per gallon, created an E15 tax credit of 3 cents per gallon from 2011 until 2014, decreasing to 2.5 cents per gallon from 2015 until 2017, and waived the misfueling liability for retailers. These changes were intended to encourage the use of higher level blends of ethanol in Iowa.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration ("OSHA"). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional. This ruling has halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") has appealed this court ruling which could result in the reinstatement of the California LCFS in the future.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2011, we incurred costs and expenses of approximately $270,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $220,000 for compliance with environmental laws for our fiscal year ended December 31, 2012.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Employees

As of December 31, 2011, we had 43 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2011, 2010 and 2009 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our marketers. Our marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distiller grains are exported to Mexico, Canada and China and the United States ethanol industry has recently experienced increased exports of ethanol to Canada, Europe and Brazil. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels previously experienced by the ethanol industry. Our only source of revenue comes from sales of our ethanol, distiller grains and corn oil. The primary raw materials we use to produce our ethanol, distiller grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our ethanol, distiller grains and corn oil and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past, and management anticipates that this spread will likely continue to be volatile in the future. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant. If we were to experience negative operating margins, it could decrease the value of our units.

If the RFS is eliminated or reduced, it could negatively impact the price of and demand for ethanol which could negatively impact our profitability. The ethanol industry is benefited by the ethanol use requirement in the Federal Renewable Fuels Standard ("RFS"). The RFS requires that 15.2 billion gallons of renewable fuels must be used in the United States in 2012, including 13.2 billion gallons of corn based ethanol. Recently, there have been various pieces of legislation introduced which would decrease or eliminate the RFS. While these pieces of legislation have not been enacted into law and many believe they would not pass both houses of Congress, the composition of Congress may change in the future and the RFS could be eliminated. If the RFS were to be eliminated or reduced, it could negatively impact demand for ethanol and may lead to significant decreases in the market price of ethanol which could negatively impact our ability to profitably operate the ethanol plant.

Our revenue will be greatly affected by the price at which we can sell our ethanol, distiller grains and corn oil. Our ability to generate revenue is dependent on our ability to sell the ethanol, distiller grains and corn oil that we produce. Ethanol, distiller grains and corn oil prices can be volatile as a result of a number of factors. These factors include overall supply and demand, the market price of corn, the market price of gasoline, level of government support, general economic conditions and the availability and price of competing products. Ethanol, distiller grains and corn oil prices tend to fluctuate based on changes in energy prices and other commodity prices, such as corn and soybean meal. Should we experience decreasing ethanol, distiller grain and corn oil prices, particularly if corn and natural gas prices remain high, we may not be able to profitably operate the ethanol plant. If this continues for a significant period of time, the value of our units may be negatively affected.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Our credit agreements with Home Federal require that we comply with various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, Home Federal could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

Our inability to secure credit facilities we may require in the future could negatively impact our liquidity. Due to current conditions in the credit markets, it has been difficult for businesses to secure financing. While we do not currently require more financing than we have, and we do not anticipate requiring additional financing for the next 12 months, in the future we may need additional financing. If we require additional financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity. This could negatively impact the value of our units.

Our marketers may fail to sell all of the ethanol, distiller grains and corn oil we produce which could negatively impact our profitability. We rely on our ethanol, distiller grains and corn oil marketers to sell all of our products. Currently we have an agreement with RPMG which markets all of our ethanol and corn oil and we have an agreement with CHS to market all of our distiller grains. Our only source of revenue is from the sale of our ethanol, distiller grains and corn oil. If our marketers are unable to sell all of the ethanol, distiller grains or corn oil we produce, or if they are unable to sell them at prices that allow us to operate profitability, the value of our units may be negatively impacted. Further, RPMG or CHS may fail. While we anticipate that we will be able to secure alternative marketers should RPMG or CHS cease marketing our products for any reason, we may not be able to do so without incurring additional costs or without a reduction in our revenue. Any loss of our ethanol, distiller grains or corn oil marketers may negatively impact our profitability and could decrease the value of our units.

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

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller grains and corn oil.  If economic or political factors adversely affect the market for ethanol, distiller grains and corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time which could reduce the value of our units.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. Part of our management team is provided by Golden Grain Energy pursuant to the Management Services Agreement. The Management Services Agreement can be terminated on thirty days notice in certain circumstances. Further, our employees may decide to end their employment with us. If the Management Services Agreement is terminated or one or more of our management employees terminate their employment, either with us or Golden Grain Energy, we may not be able to replace these individuals. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment. Any loss of these managers or key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

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

Our operations may be negatively impacted by natural disasters, severe weather conditions, and other unforeseen plant shutdowns which can negatively impact our operations. Our operations may be negatively impacted by events outside of our control such as natural disasters, severe weather, strikes, train derailments and other unforeseen events which may negatively impact our operations. If we experience any of these unforeseen circumstances which negatively impact our operations, it may affect our cash flow and negatively impact the value of our business.

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

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased ethanol demand. The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer. In some parts of the country, the blending infrastructure cannot accommodate ethanol, so no ethanol is used in those markets. Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol. Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol which may lead to a decrease in the selling price of ethanol, which could impact our ability to operate profitably.

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 130 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13 billion gallons. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry is approaching this blending wall or the blending wall has already been reached. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Recently, the EPA approved the use of E15 for standard vehicles produced in the model year 2001 and later. However, the fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably. This could reduce the value of our units.

The Federal Volumetric Ethanol Excise Tax Credit ("VEETC") expired on December 31, 2011, which could negatively impact our profitability. The ethanol industry was historically benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol which is blended with gasoline. The VEETC expired on December 31, 2011 and management does not anticipate that it will be reinstated. While management believes that much of the benefit from VEETC went to fuel blenders, it may have benefited the market price of ethanol. If the market price of ethanol continues to fall as a result of the expiration of VEETC, it could negatively impact our ability to profitably operate the ethanol plant which could decrease the value of our units.

If exports to Europe are decreased due to the recent European anti-dumping investigation, it may negatively impact ethanol prices in the United States. The European Union recently commenced an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. The purpose of the investigation is to determine whether the European Union will impose a tariff on ethanol which is produced in the United States and exported to Europe. Currently, the United States ethanol industry exports a significant amount of ethanol to Europe. If exports of ethanol to Europe decrease as a result of this anti-

dumping investigation, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

The price of distiller grains may decline as a result of China's anti-dumping investigation of distiller grains originating in the United Sates. At the end of 2010, China commenced an anti-dumping investigation with respect to distiller grains produced in the United States and exported to China. This anti-dumping investigation reduced distiller grains exports to China. However, due to increased corn prices, distiller grains demand increased in the United States as well as Canada and Mexico. However, China represents a significant market for distiller grains and the loss of distiller grains sales to China could negatively impact prices in the United States, especially during times when distiller grains demand is low in the United States. While management believes that the China anti-dumping claims are without merit and are motivated by other trade disputes between the United States and China, if China imposes a significant tariff it may negatively impact the price we receive for our distiller grains. Management anticipates that the Chinese anti-dumping investigation will be completed during 2012 and does not expect a significant tariff will be imposed. However, the Chinese anti-dumping investigation could result in lower distiller grains prices which could negatively impact our financial performance.

The ethanol industry is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. According to the Renewable Fuels Association, the ethanol industry has grown from less than 1.8 billion gallons of production per year in 2001 to nearly 14 billion gallons in 2011. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate which requires the use of 36 billion gallons of renewable fuels by 2022. Further, some states have passed renewable fuel mandates. All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which could lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. Further, these larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

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

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of efforts to increase the allowable percentage of ethanol that may be blended for use in standard vehicles. If consumers choose not to buy ethanol based on these beliefs, it would affect demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol production and tax incentives, including the RFS. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations. Recently, certain members of Congress have introduced legislation to reduce or eliminate the RFS. If these pieces of legislation are passed and become law, it could significantly decrease demand for and the price of ethanol in the United States. Further, certain states have requested waivers which could allow them to avoid complying with the RFS. A waiver of the RFS could have a significant and negative impact on ethanol demand and prices.

In addition, the ethanol industry was historically benefited by the VEETC tax credit. VEETC expired on December 31, 2011 and management does not expect that VEETC will be renewed. The loss of VEETC may have a negative impact on demand for ethanol which may result in lower market ethanol prices. While management believes that a market for ethanol will continue as a result of the RFS, losing VEETC may reduce demand for ethanol and negatively impact ethanol prices. As with VEETC, the United States' tariff on foreign ethanol expired on December 31, 2011 and management believes that this tariff will not be renewed. This could result in increased importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Any increase in ethanol imports could negatively impact domestic ethanol prices and demand.

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

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While implementation of the California LCFS has recently been delayed by a court ruling that the law is unconstitutional, this ruling is being appealed by the State of California. Any decrease in ethanol demand as a result of the California LCFS regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

Carbon dioxide regulations may require us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. Carbon dioxide and other greenhouse gases are regulated as air pollutants under the Clean Air Act. While we currently have all permits necessary under the Clean Air Act to operate the plant, these regulations may change in the future which could require us to apply for additional permits or install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease the value of our units.

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

All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Home Federal Savings Bank, which is described below under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources."

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of February 21, 2012, we had 90,445 units outstanding and approximately 1,255 total members.

Unit Trading

There is no established public trading market for our units. However, on February 5, 2008, we established the Unit Trading Bulletin Board, which is a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board consists of an electronic bulletin board on our website that provides a list of interested buyers and a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically effect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to negotiate an agreement to transfer units. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting transactions beyond approval, as required under our operating agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our Unit Trading Bulletin Board, we do not characterize Homeland Energy Solutions as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

There are detailed time lines that must be followed under the Unit Trading Bulletin Board rules and procedures with respect to offers and sales of membership units, with which all transactions must comply. In addition, all transactions must comply with our operating agreement, and are subject to approval by our board of directors.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2010	790	1,000	895	140
Second Quarter 2010	800	1,000	900	55
Third Quarter 2010	845	1,000	923	360
Fourth Quarter 2010	1,000	1,000	1,000	1,045
First Quarter 2011	850	1,000	925	50
Second Quarter 2011	850	1,000	925	390
Third Quarter 2011	800	900	850	217
Fourth Quarter 2011	875	1,000	938	320

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

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2010	890	1,000	945	475
Second Quarter 2010	990	1,171	1,081	306
Third Quarter 2010	950	1,150	1,050	350
Fourth Quarter 2010	1,000	1,250	1,125	700
First Quarter 2011	875	1,000	938	334
Second Quarter 2011	875	1,243	1,059	557
Third Quarter 2011	875	1,200	1,038	210
Fourth Quarter 2011	900	1,200	1,050	80

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2010	—	—	—	—
Second Quarter 2010	700	700	700	25
Third Quarter 2010	—	—	—	—
Fourth Quarter 2010	800	800	800	25
First Quarter 2011	850	850	850	40
Second Quarter 2011	—	—	—	—
Third Quarter 2011	—	—	—	—
Fourth Quarter 2011	950	975	963	75

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

Distributions

Our board of directors declared our first distribution of $68 per membership unit in December 2010. In addition, our board of directors declared a distribution of $79 per membership unit in September 2011. Our board of directors has discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility and restrictions under Iowa law. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2009, 2008 and 2007 and the selected consolidated income statement data and other financial data for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of December 31, 2011 and 2010 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended December 31, 2011 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

	2011	2010	2009	2008	2007
Total Revenue	$419,312,560	$254,480,111	$161,855,910	$—	$—
Net Income	36,353,768	11,030,809	15,640,375	95,702	2,438,240
Net Income Per Unit	401.94	120.63	171.04	1.05	134.09
Distributions Declared Per Unit	79	68	—	—	—
Total Assets	157,510,107	172,675,061	182,519,688	153,056,618	110,429,342
Long-term Liabilities	246,488	33,101,406	62,263,911	51,636,807	185,000
Members' Equity	140,692,427	112,483,814	107,603,266	91,962,890	91,867,188

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2011 and 2010

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$419,312,560	100.0	$254,480,111	100.0

Cost of Goods Sold	379,166,073	90.4	239,311,226	94.0

Gross Profit	40,146,487	9.6	15,168,885	6.0

Selling, General and Administrative Expenses	2,764,369	0.7	2,198,314	0.9

Operating Income	37,382,118	8.9	12,970,571	5.1

Other (Expense)	(1,028,350)	(0.2)	(1,939,762)	(0.8)

Net Income	$36,353,768	8.7	$11,030,809	4.3

Revenue

Our total revenue was higher during our 2011 fiscal year compared to our 2010 fiscal year due to increased production at the ethanol plant and higher average prices for the products we sold. We also started marketing corn oil during our 2011 fiscal year which resulted in increased revenues. During our 2011 fiscal year, ethanol sales accounted for approximately 82% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue and corn oil sales accounted for approximately 1% of our total revenue. During our 2010 fiscal year, ethanol sales accounted for approximately 85% of our total revenue and distiller grains sales accounted for approximately 15% of our total revenue. We had no corn oil sales during our 2010 fiscal year. Our revenue is presented in our financial statements, net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

During our 2011 fiscal year, our total ethanol revenue increased by approximately 60% compared to our 2010 fiscal year. This increase in ethanol revenue was primarily due to higher average prices received for our ethanol along with increased ethanol sales during our 2011 fiscal year. The average price we received per gallon of ethanol sold was approximately 48% higher during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this increase in ethanol prices with higher market corn and gasoline prices which both positively impact market ethanol prices. Further, we sold approximately 9% more gallons of ethanol during our 2011 fiscal year compared to our 2010 fiscal year.

After the end of our 2011 fiscal year, ethanol prices dropped significantly. Management attributes this decrease in ethanol prices with higher stocks of ethanol, decreasing gasoline demand and decreased ethanol exports which have collectively decreased demand for ethanol. As a result, management believes there is an oversupply of ethanol in the market which has negatively impacted prices. Further, the elimination of VEETC, the ethanol blenders' credit, may have had a negative effect on market ethanol prices. Management anticipates that ethanol prices will remain lower during our first quarter of 2012 and may increase starting in our second quarter, depending on market conditions both domestically and in the export markets. Management believes that the ethanol industry is feeling the effects of hitting the blending wall. The blending wall is a theoretical limit where more ethanol cannot be used in the United States. Current estimates indicate that total United States demand for gasoline is approximately 130 billion gallons per year. The blending wall concept provides that total domestic demand for ethanol cannot exceed 13 billion gallons per year due to the fact that gasoline is typically blended at a rate of 10% ethanol and 90% gasoline in the United States which is typically referred to as E10. While the EPA recently approved the use of E15, a blend of 15% ethanol and 85% gasoline, for use in vehicles produced in model year 2001 and later, due to the fact that E15 has not been approved for use in all vehicles and other regulatory hurdles, E15 is not readily available in the market. Due to the blending wall and these regulatory hurdles, fuel blenders cannot take advantage of lower priced ethanol by blending ethanol in higher concentrations. Management believes that in order to expand demand for ethanol and allow fuel blenders to use more ethanol, the regulatory hurdles that face full implementation of E15 in the United States ethanol market must be overcome.

The current low prices of ethanol have created tight operating margins and in some cases negative operating margins. Management anticipates that this could lead to some ethanol producers reducing production or ceasing production altogether. While management believes that we are a lower cost producer of ethanol and that we may be able to continue production at times when other ethanol producers shut down, we may encounter periods of unfavorable operating margins during our 2012 fiscal year. Management believes that ethanol plants which are not located near favorable feedstock supplies and older ethanol plants, will be the first ethanol producers to cease operations.

During our 2011 fiscal year, our total distiller grains revenue increased by approximately 82% compared to our 2010 fiscal year. We sold approximately 6% more tons of distiller grains during our 2011 fiscal year compared to our 2010 fiscal year due to increased production during the 2011 period. In addition, we sold more of our distiller grains in the dried form due to market conditions that favored the sale of DDGS compared to MWDG. DDGS typically sell at a premium price compared to MWDG. The average price we received per ton of DDGS was approximately 69% greater during our 2011 fiscal year compared to our 2010 fiscal year. The average price we received per ton of MWDG was approximately 131% greater during our 2011 fiscal year compared to our 2010 fiscal year. Despite the larger increase in MWDG prices, DDGS prices are still significantly higher on a per-ton sold basis. Management attributes this increase in distiller grains prices with higher corn prices and increased demand from the domestic market and exports to Vietnam and Mexico. The United States ethanol industry had decreased exports of distiller grains to Canada and China during 2011 compared to 2010. While China continues to import a significant amount of distiller grains produced in the United States, China's imports were significantly lower during 2011 compared to China's imports in 2010. In late 2010, China began investigating United States distiller grains exporters for dumping distiller grains in China. Management believes that this investigation reduced demand for distiller grains from China during our 2011 fiscal year and may continue to result in lower distiller grains exports to China. Management anticipates that China will conclude its investigation in 2012 and that China will impose a tariff on distiller grains exports from the United States but management does not anticipate that the tariff will be as high as many in the ethanol industry initially anticipated. For 2011, the four top importers of distiller grains produced in the United States, in order of their imports, were Mexico, China, Canada and Vietnam.

Management anticipates that distiller grains demand in 2012 will be comparable to 2011 due to anticipated continued high corn prices. Typically, distiller grains trade at a discount compared to the price of corn. When the gap between the market price of corn and the market price of distiller grains increases, demand for distiller grains increases. This gap typically increases during times when corn prices are higher.

Cost of Goods Sold

Our two primary costs of producing our products are corn costs and natural gas costs. During our 2011 fiscal year, our cost of goods sold was approximately 90% of our total revenue compared to approximately 94% of our total revenue during our 2010 fiscal year. We attribute this decrease in the overall percentage of our cost of goods sold compared to our total revenue during our 2011 fiscal year compared to our 2010 fiscal year with increased total revenue and more favorable operating margins during our 2011 fiscal year.

Our total cost of goods sold attributed to corn costs increased during our 2011 fiscal year by approximately 78% compared to our 2010 fiscal year due to increased corn prices and increased corn consumption. The average price we paid per bushel of corn during our 2011 fiscal year was approximately 67% greater than during our 2010 fiscal year. Management attributes this increase in corn prices with continued strong corn demand and lower corn carryover in the last several years. These supply and demand factors have led to higher corn prices which have resulted in United States farmers increasing the number of acres they plant with corn. Management anticipates that corn prices will increase into June 2012 as the corn market buys acres of corn through higher prices and then management expects corn prices to be relatively lower for the rest of the year. Further, management anticipates that due to the recent increases in the number of acres of corn that management expects will be planted during the 2012 growing season, along with a potential drop in ethanol production in 2012, corn carryover may increase in the fall of 2012 which may positively impact corn prices in the future.

In addition to higher corn prices, we purchased approximately 7% more bushels of corn during our 2011 fiscal year compared to our 2010 fiscal year. This increase in corn purchases is primarily due to increased ethanol production during our 2011 fiscal year compared to the same period of 2010. Management anticipates that our corn consumption in 2012 will be comparable to our corn consumption in 2011 unless we experience unfavorable operating conditions which lead to decreased production during 2012.

Our cost of goods sold related to natural gas increased by approximately 1% during our 2011 fiscal year compared to our 2010 fiscal year. Our total natural gas consumption increased by approximately 5% during our 2011 fiscal year compared to our

2010 fiscal year. Management attributes this increase in natural gas consumption with increased production of ethanol and distiller grains during our 2011 fiscal year compared to the same period of 2010. Partially offsetting this increase in natural gas consumption was a decrease of approximately 4% in the average price we paid per MMBtu of natural gas we purchased during our 2011 fiscal year compared to our 2010 fiscal year. Natural gas prices have been very low during recent years due to lower energy demand and higher natural gas supplies. Management anticipates that as the world economy starts to recover, energy demand, including natural gas, will increase and cause increases in the price of natural gas. Further, if natural gas production decreases, such as from a ban on natural gas fracking which has been advocated by various groups, natural gas prices may increase to offset the reduced supply. In addition, due to increased natural gas supplies in the United States and lower prices for natural gas that have resulted, it is possible that the United States could start exporting natural gas in the next several years. If the United States starts exporting natural gas, it could lead to higher natural gas prices in the United States. While management does not expect that these natural gas exports will occur in the short term, they may occur in the foreseeable future.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened commodities trading accounts. In addition, we have hired a commodities manager to manage our corn procurement activities. Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol and distiller grains. During our 2011 fiscal year, we had a realized loss of approximately $562,000 and an unrealized loss of approximately $311,000 related to our corn and natural gas derivative instruments which increased our costs of goods sold. During our 2010 fiscal year, we had a realized loss of approximately $4,845,000 and an unrealized loss of approximately $4,409,000 related to our corn and natural gas derivative instruments which decreased our gross margin by increasing our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 45 million bushels of corn per year. During our 2011 fiscal year, we entered into risk management positions for approximately 8-12% of the corn that we used to produce our ethanol and distiller grains. Going forward, we anticipate entering into risk management positions with respect to approximately 8-12% of our annual corn needs. As of December 31, 2011, we had risk management positions in place for approximately 8% of our corn needs for our 2012 fiscal year.

Selling, General and Administrative Expense

Our selling, general and administrative expenses increased by approximately 26% during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this primarily to an increase in our dues and subscriptions, legal and director fees, ongoing upkeep of our building and grounds, computer and software expense and an employee bonus accrual.

Other Income (Expense)

Our other expenses decreased by approximately 47% during our 2011 fiscal year compared to our 2010 fiscal year primarily due to a significant decrease in our interest expense as we have continued to reduce the principal balance of our long-term debt. We had less interest income during our 2011 fiscal year compared to our 2010 fiscal year due to having less cash on hand and lower interest rates for our money market accounts. During our 2010 fiscal year, we were required to maintain $10 million in a restricted cash account with our lender which accrued interest. Our lender released these funds during our 2010 fiscal year and we used them to repay a part of our long-term debt.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

	2010		2009
Income Statement Data	Amount	%	Amount	%
Revenue	$254,480,111	100.0	$161,855,910	100.0

Cost of Goods Sold	239,311,226	94.0	142,218,998	87.9

Gross Profit	15,168,885	6.0	19,636,912	12.1

Selling, General and Administrative Expenses	2,198,314	0.9	2,451,539	1.5

Operating Income	12,970,571	5.1	17,185,373	10.6

Other (Expense)	(1,939,762)	(0.8)	(1,544,998)	(1.0)

Net Income	$11,030,809	4.3	$15,640,375	9.7

Revenue

Our total revenue was higher during our 2010 fiscal year compared to our 2009 fiscal year because the plant was only operational for approximately three quarters during our 2009 fiscal year which reduced our total revenue during that period. The plant was substantially completed and we commenced production of ethanol and distiller grains in April 2009. During our 2010 fiscal year, ethanol sales accounted for approximately 85% of our total revenue and distiller grains sales accounted for approximately 15% of our total revenue. During our 2009 fiscal year, ethanol sales accounted for approximately 86% of our total revenue and distiller grains sales accounted for approximately 14% of our total revenue.

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

During our 2010 fiscal year, our total distiller grains revenue increased by approximately 70% compared to our 2009 fiscal year. We sold approximately 57% more tons of distiller grains during our 2010 fiscal year compared to our 2009 fiscal year due to increased production during the 2010 period. In addition, we sold more of our distiller grains in the dried form due to market conditions that favored the sale of DDGS compared to MWDG. The average price we received per ton of DDGS was approximately 7% greater during our 2010 fiscal year compared to our 2009 fiscal year. The average price we received per ton of MWDG was approximately 16% greater during our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase in distiller grains prices with higher corn prices and increased demand from exports to countries such as Canada, Mexico and China during 2010.

Cost of Goods Sold

During our 2010 fiscal year, our cost of goods sold was approximately 94% of our total revenue compared to approximately 88% of our total revenue during our 2009 fiscal year. We attribute this increase in the overall percentage of our cost of goods sold compared to our total revenue during our 2009 fiscal year, compared to our 2010 fiscal year, with a less favorable spread between ethanol and corn prices during our 2010 fiscal year.

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

In addition to higher corn prices, we consumed approximately 48% more corn during our 2010 fiscal year compared to our 2009 fiscal year. This increase in corn consumption is primarily due to increased ethanol production during our 2010 fiscal year compared to the same period of 2009.

Our cost of goods sold related to natural gas increased by approximately 73% during our 2010 fiscal year compared to our 2009 fiscal year due to increased natural gas prices and increased natural gas consumption. Our total natural gas consumption increased by approximately 55% during our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase in natural gas consumption with increased production of ethanol and distiller grains during our 2010 fiscal year compared to the same period of 2009. In addition, the average price we paid per MMBtu of natural gas increased by approximately 14% during our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase in natural gas prices with increased commodity prices generally during 2010, especially energy prices.

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

Selling, General and Administrative Expense

Our selling, general and administrative expenses were lower during our 2010 fiscal year compared to our 2009 fiscal year primarily due to the fact that during our 2009 fiscal year we had an asset impairment of approximately $481,000 related to a change order during construction of the plant to change the design from one large thermal oxidizer stack to two smaller thermal oxidizer stacks. We had no asset impairments during our 2010 fiscal year.

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

Changes in Financial Condition for Fiscal Years Ended December 31, 2011 and 2010

Balance Sheet Data	December 31, 2011	December 31, 2010
Total current assets	$23,319,876	$30,920,597
Total property and equipment	131,218,450	138,906,631
Total other assets	2,971,781	2,847,833
Total Assets	$157,510,107	$172,675,061
Total current liabilities	16,571,192	27,089,841
Long term liabilities	246,488	33,101,406
Total members' equity	140,692,427	112,483,814
Total Liabilities and Members' Equity	$157,510,107	$172,675,061

Our current assets decreased at December 31, 2011 compared to December 31, 2010, due primarily to a significant decrease in our accounts receivable and amounts due from our commodities broker, offset by an increase in the amount of cash we had on hand at December 31, 2011. Due to increased revenue from our operations, we had approximately $5.2 million in cash at December 31, 2011. However, our accounts receivable was significantly lower at December 31, 2011 compared to December 31, 2010 due to the timing of payments we received from our marketers at the end of 2011. Our commodities broker was holding less cash in our margin account as of December 31, 2011 compared to December 31, 2010 because we had less unrealized losses on our risk management positions at December 31, 2011 compared to December 31, 2010.

Our equipment after current year depreciation of approximately $11,905,000 was higher at December 31, 2011 compared to December 31, 2010 primarily due to computer equipment we installed at the ethanol plant for our efficiency improvement project and the corn oil separation equipment we installed during our 2011 fiscal year. We had approximately $334,000 in construction in progress at December 31, 2011 related to ongoing maintenance projects at the ethanol plant.

We continue to amortize our loan fees and certain payments we made related to the utility infrastructure that is installed at the ethanol plant. We included the value of our investment in RPMG, our ethanol and corn oil marketer, in our other assets as of December 31, 2011. We had not yet invested in RPMG as of December 31, 2010.

Our current liabilities were lower at December 31, 2011 compared to December 31, 2010. We had no checks issued in excess of our bank balances as of December 31, 2011. Our accounts payable was slightly higher at December 31, 2011 compared to December 31, 2010, primarily due to higher corn prices as of December 31, 2011. We had no distribution payable as of December 31, 2011 and our unrealized losses related to our derivative instruments were significantly reduced on our balance sheet as of December 31, 2011. The current maturities of our long-term debt was lower at December 31, 2011 compared to December 31, 2010 due to the fact that we will repay all outstanding borrowing based on our scheduled principal payments in November, 2012.

The total amount of long-term debt was significantly lower at December 31, 2011 compared to December 31, 2010 due to ongoing payments we have made on our term loan.

The total amount of our members' equity increased as of December 31, 2011 compared to December 31, 2010 as a result of a significant increase in retained earnings as of December 31, 2011 from our net income during our 2011 fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20,000,000 revolving line of credit. Our revolving line of credit is described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2011, we had $20,000,000 available pursuant to our revolving line of credit and aproximately $5,154,000 in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving line of credit and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$59,724,423	$18,145,203
Net cash (used in) investing activities	(4,970,163)	7,993,159
Net cash (used in) financing activities	(49,600,707)	(26,970,402)
Cash at beginning of period	—	832,040
Cash at end of period	5,153,553	—

Cash Flow From Operations

We generated significantly more cash from our operations during our 2011 fiscal year compared to our 2010 fiscal year primarily due to our net income of approximately $36.3 million. Reductions in the level of our accounts receivables also contributed favorably to our cash provided by operating activities.

Cash Flow From Investing Activities

We used more cash for investing activities during our 2011 fiscal year compared to our 2010 fiscal year primarily due to our efficiency improvement project and our installation of corn oil separation equipment during our 2011 fiscal year. Our cash flow from investing activities was benefited during our 2010 fiscal year because our lender released approximately $9.9 million in cash it was holding in our restricted cash account which was used to repay a portion of our long-term debt.

Cash Flow From Financing Activities

We used more cash during our 2011 fiscal year for financing activities primarily related to payments we made on our long-term debt, two distributions we paid to our members during our 2011 fiscal year and payments we made to redeem 1,000 membership units from ICM.

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

Cash Flow From Investing Activities

Our investing activities provided cash to our operations during our 2010 fiscal year because of a decrease in our restricted cash of approximately $10 million, offset by the amounts we paid during our 2010 fiscal year for construction in progress. We were completing construction of our ethanol plant during our 2009 fiscal year which resulted in a significant amount of cash being used for final payments for plant construction.

Cash Flow From Financing Activities

Our credit facilities provided a significant amount of cash for our operations during our 2009 fiscal year because we were finishing construction of the ethanol plant during that time and therefore were drawing funds on our term loan. In 2010, we used approximately $32 million in cash to repay our long-term debt with Home Federal. In addition, at the end of our 2010 fiscal year, we borrowed $3.75 million on our long-term line of credit due to losses we experienced on our derivative instruments during our 2010 fiscal year.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. The Master Loan Agreement provides for (i) a construction loan in an amount not to exceed $94,000,000 (of which $20,000,000 was converted to a term revolving loan upon start-up of operations), and (ii) a seasonal line of credit in an amount not to exceed $6,000,000.

Term Loan

On July 1, 2009, we converted the $94,000,000 construction loan with Home Federal into a $74,000,000 term loan and a $20,000,000 term revolving line of credit under the terms of the Master Loan Agreement. We made monthly payments of accrued interest on the term loan from the date of conversion until seven months later. Beginning in the seventh month after conversion, or on February 1, 2010, we began making equal monthly principal payments in the amount of $616,667 plus accrued interest. All unpaid principal and accrued interest on the term loan will be due on the fifth anniversary of such conversion, or July 1, 2014. We have the right to convert up to 50% of the term loan into a Fixed Rate Loan with the consent of Home Federal. The Fixed Rate Loan will bear interest at the five year LIBOR swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the LIBOR Rate plus 300 basis points. As of December 31, 2011, we had $6,783,333 outstanding on our term loan which accrued interest at a rate of 3.271% per year.

Term Revolving Loan

We have a $20,000,000 term revolving loan which was converted on July 1, 2009 from the construction loan and has a maturity date of five years from the conversion date or July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the LIBOR Rate plus 300 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan in July 2014, on which date the unpaid principal amount of the term revolving loan becomes due. As of December 31, 2011, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. If we had a balance on our term revolving loan as of December 31, 2011, the interest rate would have been 3.271%.

Seasonal Line of Credit

Under the terms of the Master Loan Agreement, we agreed to the terms of a $6 million seasonal line of credit. On June 30, 2010, management decided not to renew this $6 million seasonal line of credit so it expired.

If we had failed to make a payment of principal or interest on any loan within 10 days of the due date, there would have been a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of December 31, 2011, we were in compliance with all of our debt covenants and financial ratios. Pursuant to the Master Loan Agreement, tangible net worth is calculated as the excess total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement for December 31, 2011 was $100 million. Our tangible net worth requirement increases to $105 million as of December 31, 2012. We are required to maintain this $105 tangible net worth until the maturity date of our loans. As of December 31, 2011, we had tangible net worth of approximately $140,458,000.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios during our 2012 fiscal year.

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

Grants and Government Programs

On December 19, 2007, the Iowa Department of Economic Development approved us for a package of benefits under the High Quality Jobs Program from the State of Iowa. Such tax benefits include a refund of sales, service and use taxes paid to contractors during the construction phase, an investment tax credit of up to $10,000,000 for qualified expenditures directly related to the new jobs created, and a property tax exemption for a portion of the value added by improvements we made to our property directly related to new jobs created by the plant (estimated at $10,350,000).  In order to receive these benefits, we are required to meet certain requirements by 2012, such as the creation of 40 full-time employee positions meeting certain minimum wage and benefit criteria.  These 40 positions must be maintained for at least two years following their creation. Currently, we have 42 employees and hope to maintain the minimum job requirement through 2012.   We also received a grant of $240,000 from the Iowa Department of Transportation under the RISE Program for the construction of a turning lane off of Iowa Highway 24 to the plant.

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

In June 2009, we were awarded a $300,000 working capital grant from the USDA pursuant to the Value-Added Producer Grant ("VAPG") program. Pursuant to the program, the USDA can provide up to 50% of the eligible project amount, which in our case was $625,000. We were required to utilize the funds, as well as the $325,000 in matching funds, for corn, yeast, enzymes and processing chemical purchases.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of December 31, 2011:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$6,896,000	$6,896,000	$—	$—	$—
Operating Lease Obligations	4,743,000	1,838,000	1,928,000	977,000	—
Purchase Obligations	78,005,000	54,131,000	11,565,000	11,362,000	947,000
Total Contractual Cash Obligations	$89,644,000	$62,865,000	$13,493,000	$12,339,000	$947,000

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

Revenue recognition

Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company are not specifically identifiable and as a result, revenue is recorded based on the net selling price reported to the Company from the marketer.

Property and Equipment

The Company incurred site selection and plan development costs on the proposed site that were capitalized. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation over the estimated useful lives as follows.

Estimated Useful Life in Years
Land Improvements	20-40
Buildings	10-40
Equipment	7-40

Land improvements relate to two general categories: road infrastructure and general sitework. Road infrastructure relates to the excavating and paving of surface roads and the sitework includes such things as the well system and earthmoving. Buildings relate to three general categories: grain handling, process and administrative buildings. Equipment relates to three general categories: mechanical equipment, rail handling equipments and administrative and maintenance equipment. Mechanical equipment generally relates to equipment for handling inventories and the production of ethanol and related products, including such things as boilers, cooling towers, grain bins, centrifuges, conveyors, fermentation tanks, pumps and drying equipment. Rail handling equipments relates to railroad track. Administrative and maintenance equipment includes vehicles, computer systems, security equipments, testing devices and shop equipment.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset in not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

The total loss on asset impairments for the twelve months ended December 31, 2011, 2010 and 2009 was $0, $0 and $480,875, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loan which bear variable interest rates. As of December 31, 2011, we had $6,783,333 outstanding on our variable interest rate loans and interest accrued at a rate of 3.271%. Our variable interest rates are calculated by adding 300 basis points to LIBOR. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2011, would be approximately $22,000.

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distiller grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of December 31, 2011, we had price protection in place for approximately 8% of our anticipated corn needs, approximately 8% of our natural gas needs and approximately 2% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2011, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2011. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,542,000	MMBTU	10%	$(1,593,900)
Ethanol	135,240,000	Gallons	10%	(28,400,400)
Corn	44,160,000	Bushels	10%	(27,379,200)

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Homeland Energy Solutions, LLC

We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC as of December 31, 2011 and 2010, and the related statements of operations, changes in members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Homeland Energy Solutions, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Des Moines, Iowa
February 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
Homeland Energy Solutions, LLC
Lawler, Iowa

We have audited the accompanying statements of operations, members' equity and cash flows of Homeland Energy Solutions, LLC for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Homeland Energy Solutions, LLC for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
February 21, 2012

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,153,553	$—
Accounts receivable	3,396,034	13,042,300
Inventory	10,501,434	9,960,551
Due from broker	1,912,131	5,944,724
Prepaid and other	2,247,124	1,973,022
Derivative instruments	109,600	—
Total current assets	23,319,876	30,920,597

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	22,471,580
Buildings	5,150,659	4,870,412
Equipment	135,455,256	130,422,059
Construction in progress	333,725	1,430,272
	163,411,220	159,194,323
Less accumulated depreciation	32,192,770	20,287,692
Total property and equipment	131,218,450	138,906,631

OTHER ASSETS
Loan fees, net of amortization of $941,057 and $583,228	231,915	589,744
Restricted cash	174,687	354,752
Utility rights, net of amortization of $618,038 and $404,692	1,689,991	1,903,337
Other assets	875,188	—
Total other assets	2,971,781	2,847,833

TOTAL ASSETS	$157,510,107	$172,675,061

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2011	December 31, 2010
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$—	$1,574,710
Accounts payable	8,296,875	6,600,078
Distribution payable	—	6,150,260
Derivative instruments	421,013	4,409,410
Retainage payable	—	58,143
Interest payable	12,967	116,109
Property tax payable	464,314	421,561
Accrued payroll	592,690	347,061
Current maturities of long term debt	6,783,333	7,412,509
Total current liabilities	16,571,192	27,089,841

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Long-term debt, less current maturities	—	33,101,406
Other liabilities	246,488	—
Total long-term liabilities	246,488	33,101,406

MEMBERS' EQUITY, 2011 90,445 and 2010 91,445 units issued and outstanding	140,692,427	112,483,814

TOTAL LIABILITIES AND MEMBERS' EQUITY	$157,510,107	$172,675,061

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Revenue	$419,312,560	$254,480,111	$161,855,910

Cost of goods sold	379,166,073	239,311,226	142,218,998

Gross profit	40,146,487	15,168,885	19,636,912

Selling, general and administrative expenses	2,764,369	2,198,314	2,451,539

Operating income	37,382,118	12,970,571	17,185,373

OTHER INCOME (EXPENSE)
Interest (expense)	(1,333,840)	(2,124,578)	(2,190,916)
Interest income	32,025	184,816	230,594
Other income	273,465	—	415,324
	(1,028,350)	(1,939,762)	(1,544,998)

Net Income	$36,353,768	$11,030,809	$15,640,375

Basic & diluted net income per capital unit	$401.94	$120.63	$171.04

Distribution per capital unit	$79.00	$68.00	$—

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	90,445	91,445	91,445

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2011, 2010, and 2009

	December 31, 2011	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,353,768	$11,030,809	$15,640,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,476,253	12,017,724	8,961,647
Loss on sale of property and equipment	—	—	124,783
Unrealized loss (gain) on risk management activities	(4,097,997)	4,171,285	238,125
Asset impairment	—	—	480,875
Change in working capital components:
Accounts receivable	9,646,266	(3,695,077)	(9,347,223)
Inventory	(540,883)	(3,687,063)	(6,273,488)
Due from broker	4,032,593	(5,074,665)	(870,059)
Prepaid expenses and other	(274,102)	515,946	(2,373,100)
Accounts payable, accrued expenses, and other	2,128,525	2,866,244	4,131,778
Net cash provided by operating activities	59,724,423	18,145,203	10,713,713

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(4,275,040)	(2,362,444)	(26,636,585)
Increase in other assets	(875,188)	—	(480,558)
Decrease (increase) in restricted cash	180,065	9,901,274	(211,349)
Refund of utility rights	—	454,329	—
Net cash provided by (used in) investing activities	(4,970,163)	7,993,159	(27,328,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in checks issued in excess of bank balance	(1,574,710)	1,574,710	—
Distribution	(13,295,415)	—	—
Proceeds from long-term borrowing	—	3,750,000	22,587,220
Redemption of member units	(1,000,000)	—	—
Payments on long-term borrowings	(33,730,582)	(32,295,112)	(5,185,000)
Net cash provided by (used in) financing activities	(49,600,707)	(26,970,402)	17,402,220

Net increase (decrease) in cash and cash equivalents	5,153,553	(832,040)	787,441

Cash and Cash Equivalents - Beginning	—	832,040	44,599
Cash and Cash Equivalents - Ending	$5,153,553	$—	$832,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $59,654, none and $817,183, respectively	$1,019,499	$2,045,239	$2,616,527
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Distribution declared but unpaid	$—	$6,150,260	$—
Accounts payable related to construction in progress	—	—	860,394
Retainage payable related to construction in progress	—	58,143	140,312
Insurance costs capitalized	—	—	83,423
Loan fee amortization capitalized	—	—	58,974

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2011, 2010 and 2009

	Members Capital	Retained Earnings	Total
Balance, December 31, 2008	$89,572,744	$2,390,146	$91,962,890
Net Income	—	15,640,375	15,640,375
Balance, December 31, 2009	89,572,744	18,030,521	107,603,265
Distributions	—	(6,150,260)	(6,150,260)
Net Income	—	11,030,809	11,030,809
Balance, December 31, 2010	89,572,744	22,911,070	112,483,814
Redemption of 1,000 membership units	(1,000,000)	—	(1,000,000)
Distributions	—	(7,145,155)	(7,145,155)
Net Income	—	36,353,768	36,353,768
Balance, December 31, 2011	$88,572,744	$52,119,683	$140,692,427

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Notes to Financial Statements

1.	Nature of Business and Significant Accounting Policies

Nature of business: Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution throughout the United States. The Company produces in excess to 130 million gallons annually and sells distillers dried grains and corn oil as byproducts of ethanol production.

Significant Accounting Policies:

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

Receivables: Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

Inventories: Inventories are generally valued at the lower of cost (first-in, first-out) or market.  In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

Property and Equipment: The Company incurred site selection and plan development costs on the proposed site that were capitalized. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation over the estimated useful lives as follows.

Estimated Useful Life in Years
Land Improvements	20-40
Buildings	10-40
Equipment	7-40

Land improvements relate to two general categories: road infrastructure and general sitework. Road infrastructure relates to the excavating and paving of surface roads and the sitework includes such things as the well system and earthmoving. Buildings relate to three general categories: grain handling, process and administrative buildings. Equipment relates to three general categories: mechanical equipment, rail handling equipments and administrative and maintenance equipment. Mechanical equipment generally relates to equipment for handling inventories and the production of ethanol and related products, including such things as boilers, cooling towers, grain bins, centrifuges, conveyors, fermentation tanks, pumps and drying equipment. Rail handling equipments relates to railroad track. Administrative and maintenance equipment includes vehicles, computer systems, security equipments, testing devices and shop equipment.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset in not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Homeland Energy Solutions, LLC
Notes to Financial Statements

The total loss on asset impairments for the twelve months ended December 31, 2011, 2010 and 2009 was $0, $0 and $480,875, respectively.

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

At December 31, 2011, the Company anticipates the following amortization of Loan Fees and Utility Rights for the twelve month periods ended December 31:

2012	$369,000
2013	261,000
2014	241,000
2015	213,000
2016	213,000
Thereafter	625,000
Total amortization	$1,922,000

Revenue Recognition: Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company are not specifically identifiable and as a result, revenue is recorded based on the net selling price reported to the Company from the marketer.

Income Taxes: The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their share of the Company's items if income, deductions, losses and credits. As a result of this election, no income taxes have been recognized in the accompanying financial statements.

Homeland Energy Solutions, LLC
Notes to Financial Statements

Net Income per Unit: Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Environmental Liabilities: The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which cold result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2011, 2010 or 2009.

Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the year ended December 31, 2011, ethanol sales averaged approximately 82% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains and other by-products. For the year ended December 31, 2011, corn costs averaged approximately 84% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Corn is the largest cost of production. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

2.    INVENTORY

Inventory consisted of the following as of December 31, 2011 and 2010.

	2011	2010
Raw Materials	$3,692,016	$4,049,845
Work in Process	2,059,658	1,537,992
Finished Goods	4,749,760	4,372,714
Totals	$10,501,434	$9,960,551

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

Term Loan

The initial principal amount of the Term Loan was $74,000,000. The Company is required to make equal monthly principal payments of $616,667 plus accrued interest on the Term Loan. All unpaid principal and accrued interest on the Term Loan will

Homeland Energy Solutions, LLC
Notes to Financial Statements

be due on July 1, 2014. The Company has the right to convert up to 50% of the Term Loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by the Company and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion of the term loan will bear interest at a rate equal to the five year LIBOR swap rate plus 300 basis points, 3.271% at December 31, 2011. The balance outstanding on the Term Loan as of December 31, 2011 and December 31, 2010 was $6,783,333 and $37,216,667 respectively.

Term Revolving Loan

Under the terms of the Master Loan Agreement, we have a $20 million Term Revolving Loan which has a maturity date of July 1, 2014. Interest on the Term Revolving Loan accrues at a rate equal to the five year LIBOR swap rate plus 300 basis points, 3.271% at December 31, 2011. The Company is required to make monthly payments of interest until the maturity date of the Term Revolving Loan on July 1, 2014, on which date the unpaid principal balance of the Term Revolving Loan becomes due. The balance outstanding on the Term Revolving Loan as of December 31, 2011 and December 31, 2010 was $0 and $3,250,000 respectively. Available borrowings on the Term Revolving Loan as of December 31, 2011 and 2010 was $20,000,000 and $16,750,000 respectively.

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

Covenants

In addition, during the term of the Loans, the Company will be subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restrictions on the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital, tangible net worth, and a fixed charge coverage ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the Loans and/or the imposition of fees, charges or penalties.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2011, 2010 and 2009 from these companies and individuals totaled approximately $16,927,000, $6,327,000, and $13,924,000, respectively. Amounts due to those members was $0 as of December 31, 2011 and 2010.

The Company has an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the years ended December 31, 2011, 2010 and 2009 the Company incurred net costs of approximately $244,000, $305,000, and $560,000, respectively related to this agreement.

Homeland Energy Solutions, LLC
Notes to Financial Statements

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS, AND RELATED PARTY

Ethanol and distiller grains marketing agreements and major customers

Prior to May 1, 2011, the Company had entered into a marketing agreement to sell all ethanol produced at the plant to an unrelated entity at a mutually agreed on price, less commission and transportation charges. This agreement was terminated effective April 30, 2011.

Effective May 1, 2011, the Company entered into a marketing agreement with a related party to sell all ethanol produced at the plant to RPMG, an entity in which the Company invests in, at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2011, the Company had commitments to sell approximately 12,000,000 gallons at various fixed and basis price levels indexed against exchanges for delivery through January 2012.

Effective July 28, 2011, the Company entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2011, the Company had commitments to sell approximately 2,000,000 pounds at various fixed and basis price levels indexed against exchanges for delivery through January 2012.

The Company also has an investment in RPMG, included in other assets, totaling approximately $540,000 as of December 31, 2011.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to an unrelated party at a mutually agreed on price, less marketing fees and transportation charges. The agreement was renewed for another one year term on April 1, 2011. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of December 31, 2011, the Company had approximately 31,600 tons of distiller grains commitments for delivery through March 2012 at various fixed prices.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Sales ethanol - unrelated parties	$103,973,042	$215,771,000	$138,544,000
Sales ethanol - RPMG	241,229,170	—	—
Sales distiller grains	71,646,767	39,483,000	23,169,000
Sales corn oil - RPMG	2,424,184	—	—

Marketing fees ethanol - unrelated parties	558,318	1,584,000	1,030,000
Marketing fees ethanol - RPMG	379,792	—	—
Marketing fees distiller grains	909,952	733,000	460,000
Marketing fees corn oil - RPMG	17,405	—	—

	2011	2010
Amount due from unrelated ethanol marketer	$—	$9,667,000
Amount due from RPMG	1,112,569	—
Amount due from distiller marketer	2,254,625	1,314,000

At December 31, 2011, the Company had approximately $32,000,000 in outstanding corn purchase commitments for bushels at various prices and approximately 2,700,000 bushels of unpriced corn through November 2012 accounted for under the normal purchase exclusion.

Homeland Energy Solutions, LLC
Notes to Financial Statements

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 8 years accounted for under the normal purchase exclusion which are anticipated to approximate the following for the year ending December 31:

2012	$3,949,000
2013	3,949,000
2014	3,828,000
2015	3,787,000
2016	3,787,000
Thereafter	8,522,000
Total anticipated commitments	$27,822,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2011, 2010 and 2009 was approximately $2,365,000, $2,396,000 and $1,415,000, respectively.

At December 31, 2011, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended December 31:

2012	$1,838,000
2013	1,055,000
2014	456,000
2015	419,000
2016	419,000
Thereafter	558,000
Total lease commitments	$4,745,000

7.    EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2011, 2010 and 2009 the Company made matching contributions of approximately $58,000, $53,000 and $24,000, respectively.

8.    DERIVATIVE INSTRUMENTS

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 48 million bushels of corn per year.  As of December 31, 2011, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 8% to 12% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The fair value of the Company's open derivative positions are summarized in the following table as of December 31, 2011 and 2010.

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts - corn at 12/31/11	Derivative Instruments	$109,600	$421,013
Derivatives not designated as hedging instruments:
Commodity contracts - corn at 12/31/10	Derivative Instruments	$—	$3,789,100
Commodity contracts - ethanol at 12/31/10	Derivative Instruments	—	620,310
	Total	$—	$4,409,410

The following table represents the amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the years ended December 31, 2011, 2010 and 2009.

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments, for the year ended December 31,2011:
Commodity Contracts - ethanol	Revenue	$(4,830)	$—	$(4,830)
Commodity Contracts - corn	Cost of Goods Sold	$(562,081)	$(311,413)	$(873,494)

Derivatives not designated as hedging instruments, for the year ended December 31, 2010:
Commodity Contracts - ethanol	Revenue	$(153,256)	$(620,310)	$(773,566)
Commodity Contracts - corn	Cost of Goods Sold	$(4,623,287)	$(3,789,100)	$(8,412,387)
Commodity Contracts - natural gas	Cost of Goods Sold	$(68,322)	$—	$(68,322)

Derivatives not designated as hedging instruments, for the year ended December 31, 2009:
Commodity Contracts - corn	Cost of Goods Sold	$2,366,059	$(238,125)	$2,127,934

Homeland Energy Solutions, LLC
Notes to Financial Statements

9.    FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Current Asset, derivative financial instruments - corn as of 12/31/11	$109,600	$109,600	—	—
Current Liability, derivative financial instruments - corn as of 12/31/11	421,013	421,013	—	—
	$311,413	$311,413	—	—
Current Liability, derivative financial instruments - corn as of 12/31/10	$3,789,100	$3,789,100	—	—
Current Liability, derivative financial instruments - ethanol as of 12/31/10	620,310	620,310	—	—
	$4,409,410	$4,409,410	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at December 31, 2011.

Homeland Energy Solutions, LLC
Notes to Financial Statements

10.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2011, 2010 and 2009 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Total Revenues	$94,498,066	$106,548,491	$109,993,347	$108,272,656
Gross Profit	4,993,173	11,130,673	10,139,712	13,882,929
Operating Income	4,287,983	10,485,166	9,417,420	13,191,549
Net Income	4,277,512	10,216,858	9,133,070	12,726,328
Basic & diluted earnings per unit	$47.26	$112.96	$100.98	$140.71

2010
Total Revenues	$57,013,486	$55,629,916	$62,731,797	$79,104,912
Gross Profit	7,175,642	3,110,846	2,349,383	2,533,014
Operating Income	6,708,321	2,546,568	1,836,103	1,879,579
Net Income	6,076,062	2,070,886	1,303,925	1,579,936
Basic & diluted earnings per unit	$66.44	$22.65	$14.26	$17.28

2009
Total Revenues	$—	$38,133,578	$52,934,845	$70,787,487
Gross Profit	—	1,429,140	5,627,097	12,580,675
Operating Income (Loss)	(1,216,537)	1,278,941	5,048,823	12,074,146
Net Income (Loss)	(1,138,980)	1,046,334	4,229,773	11,503,248
Basic & diluted earnings per unit	$(12.45)	$11.44	$46.25	$125.80

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Homeland Energy is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Principal Executive Officer, Walter W. Wendland, and our Principal Financial and Accounting Officer, David A. Finke. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of our 2011 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2012 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after our 2011 fiscal year end on December 31, 2011. This proxy statement is referred to in this report as the 2012 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 14, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.		Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.		Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.		Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +		Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +		Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.		Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.
10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.
10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.	X

14.1	Code of Ethics.		Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Homeland Energy Solutions, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) Statements of Operations for the fiscal years ended December 31, 2011, 2010 and 2009, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009, and (iv) the Notes to Financial Statements.**

________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	February 21, 2012	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 21, 2012	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 21, 2012	/s/ Jim Boeding
Jim Boeding, Chairman and Director

Date:	February 21, 2012	/s/ Patrick Boyle
Patrick Boyle, Vice Chairman and Director

Date:	February 21, 2012	/s/ Jerry Calease
Jerry Calease, Director

Date:	February 21, 2012	/s/ Mathew Driscoll
Mathew Driscoll, Director

Date:	February 21, 2012	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	February 21, 2012	/s/ Edward Hatten
Edward Hatten, Director

Date:	February 21, 2012	/s/ Maurice Hyde
Maurice Hyde, Director

Date:	February 21, 2012	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	February 21, 2012	/s/ Christine Marchand
Christine Marchand, Secretary and Director

Date:	February 21, 2012	/s/ Steven Retterath
Steven Retterath, Director

Date:	February 21, 2012	/s/ Robert Sieracki
Robert Sieracki, Director