Form 10-Q
period 2012-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2012-05-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, we had 90,445 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheet

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$5,339,853	$5,153,553
Accounts receivable	3,841,673	3,396,034
Inventory	10,968,929	10,501,434
Due from broker	—	1,912,131
Prepaid and other	2,129,754	2,247,124
Derivative instruments	326,575	109,600
Total current assets	22,606,784	23,319,876

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	22,471,580
Buildings	5,150,659	5,150,659
Equipment	135,789,260	135,455,256
Construction in progress	334,535	333,725
	163,746,034	163,411,220
Less accumulated depreciation	35,245,603	32,192,770
Total property and equipment	128,500,431	131,218,450

OTHER ASSETS
Loan fees, net of amortization of $982,547 and $941,057	190,425	231,915
Utility rights, net of amortization of $671,374 and $618,038	1,636,655	1,689,991
Other assets	1,359,547	1,049,875
Total other assets	3,186,627	2,971,781

TOTAL ASSETS	$154,293,842	$157,510,107

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheet (continued)

	March 31, 2012	December 31, 2011
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$5,859,926	$8,296,875
Distribution payable	12,029,185	—
Due to broker	392,848	—
Derivative instruments	—	421,013
Interest payable	13,779	12,967
Property tax payable	389,834	464,314
Payroll payable	119,548	592,690
Current maturities of long term debt	4,933,333	6,783,333
Total current liabilities	23,738,453	16,571,192

COMMITMENTS AND CONTINGENCIES

OTHER LIABILITIES	246,488	246,488

MEMBERS' EQUITY, March 31, 2012 and December 31, 2011 90,445 units issued and outstanding	130,308,901	140,692,427

TOTAL LIABILITIES AND MEMBERS' EQUITY	$154,293,842	$157,510,107

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Revenue	$92,011,614	$94,498,066

Costs of Goods Sold	89,644,605	89,504,893

Gross Profit	2,367,009	4,993,173

Selling, General and Administrative expenses	772,408	705,190

Operating Income	1,594,601	4,287,983

Other Income (Expense)
Interest (expense)	(45,867)	(354,687)
Interest income	79	3,727
Other income	96,846	340,489
Total Other Income (Expense)	51,058	(10,471)

Net Income	$1,645,659	$4,277,512

Basic & diluted net income per capital unit	$18.20	$47.29

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	90,445	90,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,645,659	$4,277,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,147,659	3,020,035
Unrealized (gain) on risk management activities	(637,988)	(4,226,422)
Change in working capital components:
Accounts receivable	(445,639)	4,357,349
Inventory	(467,495)	(434,261)
Cash due to broker	2,304,979	5,638,846
Prepaid expenses and other	117,370	(307,712)
Accounts payable and other accrued expenses	(2,983,759)	(1,924,808)
Net cash provided by operating activities	2,680,786	10,400,539

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(334,814)	(526,856)
Purchase of other assets	(129,963)	—
Net cash (used in) investing activities	(464,777)	(526,856)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in checks issued in excess of bank balance	—	(1,574,710)
(Increase) in restricted cash	(179,709)	(612)
Payments on long-term borrowings	(1,850,000)	(5,503,057)
Net cash (used in) financing activities	(2,029,709)	(7,078,379)

Net increase in cash	186,300	2,795,304

Cash and Cash Equivalents - Beginning	5,153,553	—
Cash and Cash Equivalents - Ending	$5,339,853	$2,795,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$45,055	$326,800
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Distribution declared but unpaid	$12,029,185	$—
Note issued for repurchase of member units	—	1,000,000
Retainage payable reclassed to construction in progress	—	58,144

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	Nature of Business and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2011, contained in the Company's annual report on Form 10-K for 2011.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution throughout the United States. The Company produces in excess of 130 million gallons annually and sells distillers dried grains and corn oil as byproducts of ethanol production.

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

Inventories
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
Notes to Unaudited Financial Statements

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

Net Income per Unit
Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2012, ethanol sales averaged approximately 79% of total revenues, while approximately 21% of revenues were generated from the sale of distiller grains and other by-products. For the three months ended March 31, 2012, corn costs averaged approximately 84% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Raw Materials	$4,562,118	$3,692,016
Work in Process	2,124,109	2,059,658
Finished Goods	4,282,702	4,749,760
Totals	$10,968,929	$10,501,434

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

Term Loan
The initial principal amount of the Term Loan was $74,000,000. The Company is required to make equal monthly principal payments of $616,667 plus accrued interest on the Term Loan. All unpaid principal and accrued interest on the Term Loan will

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

be due on July 1, 2014. The Company has the right to convert up to 50% of the Term Loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by the Company and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion of the term loan will bear interest at a rate equal to the five year LIBOR swap rate plus 300 basis points, 3.243% on March 31, 2012. The balance outstanding on the Term Loan as of March 31, 2012 and December 31, 2011 was $4,933,333 and $6,783,333 respectively.

Term Revolving Loan
Under the terms of the Master Loan Agreement, we have a $20 million Term Revolving Loan which has a maturity date of July 1, 2014. Interest on the Term Revolving Loan accrues at a rate equal to the five year LIBOR swap rate plus 300 basis points, 3.243% on March 31, 2012. We are required to make monthly payments of interest until the maturity date of the Term Revolving Loan on July 1, 2014, on which date the unpaid principal balance of the Term Revolving Loan becomes due. The balance outstanding on the Term Revolving Loan as of March 31, 2012 and December 31, 2011 was $0.

Covenants
In addition, during the term of the Loans, the Company will be subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital, tangible net worth, and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the Loans and/or the imposition of fees, charges or penalties.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three months ended March 31, 2012 and 2011, totaled $0 and approximately $70,738 respectively. Amounts due to these members was $0 as of March 31, 2012 and December 31, 2011.

The Company has an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the three months ending March 31, 2012 and 2011, the Company incurred net costs of approximately $66,000 and $107,000 related to this agreement.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

Prior to May 1, 2011, the Company had entered into a marketing agreement to sell all ethanol produced at the plant to an unrelated entity at a mutually agreed on price, less commission and transportation charges. This agreement was terminated effective April 30, 2011.

Effective May 1, 2011, the Company entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant to an entity in which the Company invests in at a mutually agreed on price, less commission and transportation charges. As of March 31, 2012, the Company had commitments to sell approximately 4,600,000 gallons at various fixed prices and 7,400,000 gallons at basis price levels indexed against exchanges for delivery through April 30, 2012. Should the Company not be able to meet delivery on these gallons in the future the Company will be responsible for purchasing gallons in the open market.

Effective July 28, 2011, the Company entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2012, the Company had commitments to sell approximately 2,000,000 pounds at various fixed and basis price levels indexed against exchanges for delivery through April 30, 2012.

The Company also has an investment in RPMG, included in other assets, totaling approximately $600,000 as of March 31, 2012.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2012. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of March 31, 2012, the Company had approximately 40,000 tons of distiller grains commitments for delivery through October 2012 at various fixed prices. Should the Company not be able to meet delivery on these tons in the future, the Company will be responsible for purchasing tons in the open market. The Company has not incurred any losses due to non-delivery of product.

Sales and marketing fees related to the agreements in place for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Sales ethanol - unrelated parties	$—	$77,805,000
Sales ethanol - RPMG	72,459,000	—
Sales distiller grains	16,782,000	16,265,000
Sales corn oil - RPMG	2,770,000	—

Marketing fees ethanol - unrelated parties	—	428,000
Marketing fees ethanol - RPMG	136,000	—
Marketing fees distiller grains	196,000	188,000
Marketing fees corn oil - RPMG	22,000	—

	As of March 31, 2012	As of March 31, 2011
Amount due from unrelated ethanol marketer	$—	$6,860,000
Amount due from RPMG	1,711,000	—
Amount due from distiller marketer	2,005,000	1,825,000

At March 31, 2012, the Company had approximately $34,000,000 in outstanding corn purchase commitments for bushels at various prices and approximately 4,400,000 bushels of unpriced corn through November 2012 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following for the twelve month periods ending March 31, 2012:

2013	$3,949,000
2014	3,949,000
2015	3,787,000
2016	3,787,000
Thereafter	11,362,000
Total anticipated commitments	$26,834,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

6. SELF-INSURANCE

The Company participates in a captive reinsurance company (Captive). The Captive reinsures losses related to workman's compensation, commercial property and general liability. Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. The Captive reinsures catastrophic losses in excess of a predetermined amount. The Company's premiums are structured such that the Company has made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company can not be assessed over the amount in the collateral fund.

7.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three months ended March 31, 2012 and 2011, was approximately $218,000 and $880,000 respectively.

At March 31, 2012, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended March 31:

2013	1,728,000
2014	835,000
2015	428,000
2016	419,000
Thereafter	872,000
Total lease commitments	$4,282,000

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures and options contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures and options contracts to reduce price risk. Exchange-traded futures contracts are valued at market price. Changes in market price of exchange traded futures and options contracts related to corn and natural gas are recorded in costs of goods sold and changes in market prices of contracts related to the sale of ethanol, if applicable, are recorded in revenues.

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 45 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At March 31, 2012, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 7% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The fair value of the Company's open derivative positions are summarized in the following table as of March 31, 2012 and December 31, 2011.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts - corn at 03/31/12	Derivative Instruments	$326,575	$—
Derivatives not designated as hedging instruments:
Commodity contracts - corn at 12/31/11	Derivative Instruments	$109,600	$421,013

The following table represents the amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ending March 31, 2012 and 2011:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments, for the three months ended March 31, 2012:
Commodity Contracts - corn	Cost of Goods Sold	$1,601,596	$(926,588)	$675,008

Derivatives not designated as hedging instruments, for the three months ended March 31, 2011:
Commodity Contracts - corn	Cost of Goods Sold	$(6,985,293)	$3,606,112	$(3,379,181)
Commodity Contracts - ethanol	Revenue	(195,552)	620,310	424,758
		$(7,180,845)	$4,226,422	$(2,954,423)

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Current Asset, derivative financial instruments - corn as of 3/31/12	$326,575	$326,575	—	—
Current Asset, derivative financial instruments - corn as of 12/31/11	$109,600	$109,600
Current Liability, derivative financial instruments - ethanol as of 12/31/11	$421,013	$421,013	—	—
Total Current Liability as of 12/31/11	$311,413	$311,413

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at March 31, 2012.

All of the Company's financial instruments were valued based on Level 2 inputs except long-term debt which was estimated using Level 3 inputs based on the current anticipated interest rates available to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. The ethanol plant is currently operating at a rate in excess of 130 million gallons of ethanol per year year.

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which is frequently referred to as the blenders' credit. The blenders' credit expired on December 31, 2011 and was not renewed. The blenders' credit provided a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard ("RFS") is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated now that the blenders' credit was allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in April, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Currently, only three states including Iowa, Illinois and Kansas have resolved these issues. In addition, sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

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

On May 14, 2012, we executed amended credit agreements with our primary lender, Home Federal Savings Bank ("Home Federal"). These amended credit agreements were effective as of May 1, 2012. Specifically, we executed an Amended and Restated

Third Supplement to Master Loan Agreement and Amended and Restated Revolving Line of Credit Note. The purpose of these amended credit agreements was to reinstate our short-term revolving line of credit which we allowed to expire in June 2010. Following the effective date of these amended credit agreements, we have a $5 million short-term revolving line of credit which has a maturity date of July 1, 2013. Our ability to draw funds on the short-term revolving line of credit is limited by a borrowing base calculation. We agreed to pay interest on this short-term revolving line of credit at the greater of 4% or 340 basis points above the one month London Interbank Offered Rate ("LIBOR").

On March 21, 2012, our board of directors declared a distribution of $133 per membership unit for a total distribution of $12,029,185. The distribution was paid in April 2012.

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2012 and 2011

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue, Net of Shipping Costs	$92,011,614	100.0	$94,498,066	100.0

Cost of Goods Sold	89,644,605	97.4	89,504,893	94.7

Gross Profit	2,367,009	2.6	4,993,173	5.3

Selling, General and Administrative Expenses	772,408	0.8	705,190	0.7

Operating Income	1,594,601	1.7	4,287,983	4.5

Other Income (Expense)	51,058	0.1	(10,471)	—

Net Income	$1,645,659	1.8	$4,277,512	4.5

Revenue

Our total revenue for our first quarter of 2012 was approximately 2% less than our total revenue for our first quarter of 2011. Management attributes this decrease in revenue with lower ethanol prices which decreased our total ethanol revenue during the 2012 period. For our first quarter of 2012, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue, and corn oil revenue accounted for approximately 3% of our total revenue. For our first quarter of 2011, ethanol sales accounted for approximately 83% of our total revenue and distiller grains accounted for approximately 17% of our total revenue. We did not have any corn oil revenue during our first quarter of 2011. Our revenue is presented in our financial statements, net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

For our first quarter of 2012, our total ethanol revenue decreased by approximately 7% compared to our first quarter of 2011. Management attributes this decrease in ethanol revenue with lower ethanol prices during our first quarter of 2012 compared to the same period of 2011. The average price we received for our ethanol during our first quarter of 2012 was approximately 10% less than during our first quarter of 2011. Management attributes this ethanol price decrease primarily to decreased gasoline demand which negatively impacted ethanol demand since ethanol is typically blended with gasoline. In addition to the decreased gasoline demand, we experienced higher ethanol reserves which, together with lower gasoline demand, resulted in excess ethanol supply during our first quarter of 2012. The United States ethanol industry is currently exporting a significant amount of ethanol which has increased demand and domestic prices for ethanol. However, this export demand may decrease in the future, especially if worldwide ethanol production capacity increases. Any loss of export demand for ethanol, especially when domestic demand is lower, will likely result in lower ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

We sold approximately 4% more ethanol during our first quarter of 2012 compared to the same period of 2011 which positively impacted our revenue. Management attributes this increase in ethanol sales during the 2012 period to increased production efficiency at the ethanol plant along with less plant downtime during our first quarter of 2012.

Based on management projections, we anticipate that we will continue to operate the ethanol plant at capacity during the remaining quarters of our 2012 fiscal year provided that we can secure the corn necessary to operate the ethanol plant. Management believes that we are a low cost producer of ethanol and that we may be able to maintain positive operating margins while other ethanol producers may be forced to shutdown.

For our first quarter of 2012, our total distiller grains revenue increased by approximately 3% compared to our first quarter of 2011. Management attributes this increase in distiller grains revenue with an increase in the average price we received for our distiller grains during the 2012 period. The average price we received for our dried distiller grains was approximately 4% greater for our first quarter of 2012 compared to the same period of 2011. The average price we received for our modified/wet distiller grains was approximately 20% greater for our first quarter of 2012 compared to the same period of 2011. Management attributes this increase in distiller grains prices with increased corn prices which significantly increased domestic distiller grains demand. This increase in domestic distiller grains demand has offset distiller grains demand decreases we experienced when China commenced an anti-dumping investigation against the United States distiller grains industry. In addition, we have experienced increased export demand from Mexico and Canada which is also likely related to higher corn prices. Management believes that the Chinese anti-dumping investigation will be concluded in 2012. Management also anticipates that the tariff that China may ultimately impose may not be as high as many in the ethanol industry initially thought. As a result, management anticipates continued strong demand for the distiller grains produced by the United States ethanol industry.

Management believes that higher corn prices and increased export demand for distiller grains will maintain higher distiller grains prices for the remaining quarters of our 2012 fiscal year. We typically experience decreasing distiller grains demand and prices during the summer months due to annual reductions in the size of animal herds which results in decreased feed demand along with decreased demand due to animal feeding operations that turn their herds out to pasture during the summer months.

The total tons of distiller grains we sold were comparable during our first quarter of 2012 and our first quarter of 2011. While we produced more gallons of ethanol which normally would result in more distiller grains production, we are currently extracting corn oil from our distiller grains which reduces the total tons of distiller grains we produce. We were not extracting any corn oil during our first quarter of 2011. Management believes that the increased revenue from corn oil sales will more than offset this anticipated decrease in distiller grains sales.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains, and corn oil are corn costs and natural gas costs. Our total cost of goods sold is consistent for our first quarter of 2012 when compared to our first quarter of 2011. The average price we paid per bushel of corn was approximately 8% greater during our first quarter of 2012 compared to our first quarter of 2011. Management attributes this increase in corn prices with decreased corn carryover at the end of the 2010/2011 crop year and strong corn demand along with questions regarding the amount of corn that would be harvested in the fall of 2012. In addition, recent increases in export demand for corn, particularly to China, have increased domestic corn prices which has negatively impacted our cost of goods sold. Management anticipates that corn prices will continue to be volatile during our 2012 fiscal year, particularly in August and September as corn inventories are expected to shrink prior to the fall harvest.

In addition to the increase in corn prices, we consumed approximately 4% more bushels of corn during our first quarter of 2012 compared to our first quarter of 2011. Management attributes this increase in corn consumption with increased production of ethanol and distiller grains during the 2012 period.

In contrast to the recent increases in commodity prices, natural gas prices have fallen. During our first quarter of 2012, the average price we paid per MMBtu of natural gas was approximately 24% lower compared to our first quarter of 2011. Management attributes this decrease in natural gas prices to large natural gas supplies and continued increases in natural gas production. Management anticipates that natural gas prices will remain relatively stable during the rest of our 2012 fiscal year. We expect higher natural gas prices during winter months due to annual increases in natural gas transportation costs. Offsetting this decrease in natural gas prices was an increase in our total natural gas consumption of approximately 2% during our first quarter of 2012 compared to the same period of 2011. This increase in natural gas consumption was due to increased production of ethanol and dried distiller grains during our first quarter of 2012 compared to the same period of 2011.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have opened commodities trading accounts. In addition, we have a commodities manager to manage our corn procurement activities. Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol and distiller grains. During our first quarter of 2012, we had a realized gain of approximately $1,602,000 and an unrealized loss of approximately $927,000 related to our corn derivative instruments. During our first quarter of 2011, we had a realized loss of approximately $7,181,000 and an unrealized gain of approximately $3,606,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. We recognize the gains or losses that result from changes in our ethanol derivative instruments in revenue.

Selling, General and Administrative Expense

Our selling, general and administrative expenses were higher during our first quarter of 2012 compared to our first quarter of 2011 due primarily to an increase in business promotion expenses and director fees.

Other Income (Expense)

Our other income was higher during our first quarter of 2012 compared to the same period of 2011 in spite of the fact that we had significantly less other income during the 2012 period. However, our interest expense was significantly lower during our first quarter of 2012 compared to our first quarter of 2011 because we had significantly less outstanding debt during the 2012 period.

Changes in Financial Condition for the Three Months Ended March 31, 2012.

Balance Sheet Data	March 31, 2012	December 31, 2011
Total current assets	$22,606,784	$23,319,876
Total property and equipment	128,500,431	131,218,450
Total other assets	3,186,627	2,971,781
Total Assets	$154,293,842	$157,510,107
Total current liabilities	$23,738,453	$16,571,192
Other liabilities	246,488	246,488
Total members' equity	130,308,901	140,692,427
Total Liabilities and Members' Equity	$154,293,842	$157,510,107

Our current assets were lower at March 31, 2012 compared to December 31, 2011 due primarily to having less cash in our margin account with our commodities broker because we did not have any unrealized losses on our derivative instruments at March 31, 2012. Our net property and equipment was lower at March 31, 2012 compared to December 31, 2011 due to depreciation. We had approximately $335,000 in construction in progress at March 31, 2012 primarily related to installation of an additional ethanol loadout pump and a plant wide alarm system.

Our other assets were higher at March 31, 2012 compared to December 31, 2011 due to the investment we made in RPMG, our ethanol and corn oil marketer. We continue to amortize our loan fees related to our Home Federal loan as well as certain utility rights associated with our construction of the ethanol plant.

Our current liabilities were higher at March 31, 2012 compared to December 31, 2011 due to the distribution that was declared in March 2012 but not paid until April 2012, after our quarter end. This resulted in a large distribution payable that was included as a current liability on our balance sheet as of March 31, 2012. The current portion of our long-term debt was lower at March 31, 2012 compared to at December 31, 2011 because of monthly principal payments made during the current year. Therefore, we had less amounts due on our term loan as of March 31, 2012 compared to December 31, 2011. We had no long-term debt outstanding at either March 31, 2012 or December 31, 2011.

The total amount of our members' equity decreased as of March 31, 2012 compared to December 31, 2011 due primarily to the significant distribution that was declared in March 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20 million term revolving loan. This credit facility is described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2012, we had $20 million available pursuant to our term revolving loan and approximately $5,340,000 in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our term revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond.

The following table shows cash flows for the three months ended March 31, 2012 and 2011:

	2012	2011
Net cash provided by operating activities	$2,680,786	$10,400,539
Net cash (used in) investing activities	(464,777)	(526,856)
Net cash (used in) financing activities	(2,029,709)	(7,078,379)
Cash at beginning of period	5,153,553	—
Cash at end of period	$5,339,853	$2,795,304

Cash Flow From Operations

Our operations generated less cash during our first three months of 2012 compared to the same period of 2011 primarily due to having less net income during the 2012 period. Further, changes in our accounts receivable had a significant positive impact on our cash flow from operating activities during our first three months of 2011.

Cash Flow From Investing Activities

We used less cash for equipment and construction purchases during our first three months of 2012 compared to the first three months of 2011. Our primary capital purchase during the 2012 period was the final payment on the corn oil system and the installation of second generation relief valves on our fermentation tanks.

Cash Flow From Financing Activities

We used less cash for financing activities during our first three months of 2012 compared to the same period of 2011 due to the fact that we made less debt payments during the 2012 period and we did not have any checks that were issued in excess of our bank balances during the 2012 period.

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

On May 14, 2012, we executed amended credit agreements with our primary lender, Home Federal Savings Bank ("Home Federal"). These amended credit agreements were effective as of May 1, 2012. Specifically, we executed an Amended and Restated Third Supplement to Master Loan Agreement and Amended and Restated Revolving Line of Credit Note. Following the effective date of these amended credit agreements, we have a $5 million short-term revolving line of credit which has a maturity date of July 1, 2013. Our ability to draw funds on the short-term revolving line of credit is limited by a borrowing base calculation. We can borrow up to the lesser of $5 million or an amount equal to 75% of our eligible accounts receivable plus 75% of our eligible inventory, as defined in our amended credit agreements. We agreed to pay interest on this short-term revolving line of credit at the greater of 4% or 340 basis points above the one month London Interbank Offered Rate ("LIBOR").

Term Loan

Our term loan was used for the construction and start-up of our ethanol plant. We make equal monthly principal payments in the amount of $616,667 plus accrued interest pursuant to the term loan. All unpaid principal and accrued interest on the term loan will be due on July 1, 2014. We have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 300 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the five year LIBOR swap rate plus 300 basis points. As of March 31, 2012, we had approximately $4,933,000 outstanding on our term loan which accrued interest at a rate of 3.243% per year.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the five year LIBOR swap rate plus 300 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. As of March 31, 2012, we had $0 outstanding on our term revolving loan and $20 million available to be drawn. Interest accrued on our term revolving loan as of March 31, 2012 at a rate of 3.243% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of March 31, 2012, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement as of December 31, 2011 was $100 million. Our tangible net worth requirement increases by $5 million annually until 2012 when we are required to have tangible net worth of $105 million. We are required to maintain this $105 tangible net worth until the maturity date of our loans. As of March 31, 2012, we had tangible net worth of approximately $130 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of March 31, 2012, we had working capital of approximately $19,893,000. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at March 31, 2012 and December 31, 2011.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loan which bear variable interest rates. As of March 31, 2012, we had $4,933,333 outstanding on our variable interest rate loans and interest accrued at a rate of 3.243%. Our variable interest rates are calculated by adding 300 basis points to LIBOR. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2012, would be approximately $6,000.

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

As of March 31, 2012, we had price protection in place for approximately 7% of our anticipated corn needs for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,600,000	MMBTU	10%	$(972,000)
Ethanol	136,000,000	Gallons	10%	(28,560,000)
Corn	46,900,000	Bushels	10%	(29,078,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Amended and Restated Third Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated May 1, 2012.*
10.2	Amended and Restated Revolving Line of Credit Note between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated May 1, 2012.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 15, 2012	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2012	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)