Form 10-Q
period 2012-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2012-08-10
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2012

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

As of August 10, 2012, we had 90,445 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$1,289,019	$5,153,553
Accounts receivable	4,502,768	3,396,034
Inventory	9,567,480	10,501,434
Due from broker	5,898,610	1,912,131
Prepaid and other	1,666,117	2,247,124
Derivative instruments	—	109,600
Total current assets	22,923,994	23,319,876

PROPERTY AND EQUIPMENT
Land and improvements	22,471,580	22,471,580
Buildings	5,305,625	5,150,659
Equipment	136,013,358	135,455,256
Construction in progress	254,957	333,725
	164,045,520	163,411,220
Less accumulated depreciation	38,306,193	32,192,770
Total property and equipment	125,739,327	131,218,450

OTHER ASSETS
Loan fees, net of amortization of $1,024,036 and $941,057	148,936	231,915
Utility rights, net of amortization of $724,711 and $618,038	1,583,318	1,689,991
Other assets	1,816,799	1,049,875
Total other assets	3,549,053	2,971,781

TOTAL ASSETS	$152,212,374	$157,510,107

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	June 30, 2012	December 31, 2011
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,427,592	$8,296,875
Derivative instruments	3,768,125	421,013
Interest payable	13,110	12,967
Property tax payable	467,933	464,314
Payroll payable	175,397	592,690
Current maturities of long term debt	3,083,333	6,783,333
Total current liabilities	10,935,490	16,571,192

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Long-term debt, less current liabilities	9,500,000	—
Other liabilities	246,488	246,488
Total long-term liabilities	9,746,488	246,488

MEMBERS' EQUITY, June 30, 2012 and December 31, 2011 90,445 units issued and outstanding	131,530,396	140,692,427

TOTAL LIABILITIES AND MEMBERS' EQUITY	$152,212,374	$157,510,107

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$93,780,274	$106,548,491	$185,791,888	$201,046,557

Costs of Goods Sold	91,884,055	95,417,818	181,528,660	184,922,711

Gross Profit	1,896,219	11,130,673	4,263,228	16,123,846

Operating Expenses	656,045	645,507	1,428,453	1,350,696

Operating Income	1,240,174	10,485,166	2,834,775	14,773,150

Other Income (Expense)
Interest expense	(67,384)	(272,359)	(113,251)	(627,046)
Interest income	203	4,051	282	7,778
Other income	48,502	—	145,348	340,489
Total Other Income (Expense)	(18,679)	(268,308)	32,379	(278,779)

Net Income	$1,221,495	$10,216,858	$2,867,154	$14,494,371

Basic & diluted net income per capital unit	$13.51	$112.96	$31.70	$160.26

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	90,445	90,445	90,445	90,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,867,154	$14,494,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,303,075	6,086,185
Unrealized loss (gain) on risk management activities	3,456,712	(8,044,265)
Change in working capital components:
Accounts receivable	(1,106,734)	5,252,903
Inventory	933,954	1,102,530
Cash due to (from) broker	(3,986,479)	5,332,454
Prepaid expenses and other	581,007	38,602
Accounts payable and other accrued expenses	(5,282,814)	(471,517)
Net cash provided by operating activities	3,765,875	23,791,263

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(634,300)	(1,543,640)
Increase in other assets	(178,466)	(157,119)
Net cash (used in) investing activities	(812,766)	(1,700,759)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in checks issued in excess of bank balance	—	(1,574,710)
(Increase) Decrease in restricted cash	(588,458)	329,155
Distribution to members	(12,029,185)	(6,150,260)
Proceeds from long-term borrowings	9,500,000	—
Payments on long-term borrowings	(3,700,000)	(7,986,159)
Net cash (used in) financing activities	(6,817,643)	(15,381,974)

Net (decrease) increase in cash	(3,864,534)	6,708,530

Cash and Cash Equivalents - Beginning	5,153,553	—
Cash and Cash Equivalents - Ending	$1,289,019	$6,708,530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of none and $59,654, respectively	$113,108	$554,928
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Note issued for repurchase of member units	$—	$1,000,000
Accounts payable related to investment in RPMG	—	447,881

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the six months ended June 30, 2012, ethanol sales averaged approximately 78% of total revenues, while approximately 22% of revenues were generated from the sale of distiller grains and other co-products. For the six months ended June 30, 2012, corn costs averaged approximately 83% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. Our risk management program is used to protect against the price volatility of these commodities.

2.    INVENTORY

Inventory consisted of the following as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Raw Materials	$3,821,919	$3,692,016
Work in Process	2,097,694	2,059,658
Finished Goods	3,647,867	4,749,760
Totals	$9,567,480	$10,501,434

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank
On November 30, 2007, the Company entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal for the construction of a 100 million gallon per year natural gas powered dry mill ethanol plant. In return, the Company executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. The Company currently has three separate loans with Home Federal, a Term Loan, a Term Revolving Loan and a Short-Term Revolving Line of Credit (collectively referred to as the "Loans").

Term Loan
The initial principal amount of the Term Loan was $74,000,000. The Company is required to make equal monthly principal

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

payments of $616,667 plus accrued interest on the Term Loan. All unpaid principal and accrued interest on the Term Loan will be due on July 1, 2014. The Company has the right to convert up to 50% of the Term Loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 275 basis points, or another rate mutually agreed upon by the Company and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion of the term loan will bear interest at a rate equal to the five year LIBOR swap rate plus 275 basis points, 2.989% on June 30, 2012. The balance outstanding on the Term Loan as of June 30, 2012 and December 31, 2011 was $3,083,333 and $6,783,333 respectively.

Term Revolving Loan
Under the terms of the Master Loan Agreement, we have a $20 million Term Revolving Loan which has a maturity date of July 1, 2014. Interest on the Term Revolving Loan accrues at a rate equal to the five year LIBOR swap rate plus 275 basis points, 2.989% on June 30, 2012. We are required to make monthly payments of interest until the maturity date of the Term Revolving Loan on July 1, 2014, on which date the unpaid principal balance of the Term Revolving Loan becomes due. The balance outstanding on the Term Revolving Loan as of June 30, 2012 and December 31, 2011 was $9,500,000 and $0 respectively.

Short-Term Revolving Line of Credit
The Company has a $5 million Short-Term Revolving Line of Credit with Home Federal. This Short-Term Revolving Line of Credit has a maturity date of July 1, 2013. The Short-Term Revolving Line of Credit is subject to a restriction that limits the availability of the line of credit based on a borrowing base calculation. The Company can borrow up to the lesser of $5 million or an amount equal to 75% of the Company's eligible accounts receivable plus 75% of the Company's eligible inventory, as defined in the amended credit agreements. The Company agreed to pay interest on the Short-Term Revolving Line of Credit at the greater of 4% or 340 basis points above the one month LIBOR. The balance outstanding on the Short-Term Revolving Line of Credit as of June 30, 2012 and December 31, 2011, was $0 and $0 respectively.

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

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and six months ended June 30, 2012 totaled $0 and $0 respectively, and during the three and six months ended June 30, 2011 totaled approximately $7,274,000 and $7,345,000, respectively. Amounts due to these members was $0 as of June 30, 2012 and $0 as of December 31, 2011.

The Company has an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the three and six months ending June 30, 2012 the Company incurred net costs of approximately $38,500 and $104,500 related to this agreement. The cost for the same periods of 2011 related to this agreement were approximately $78,000 and $185,000.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Effective May 1, 2011, the Company entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant to an entity in which the Company invests in at a mutually agreed on price, less commission and transportation charges. As of June 30, 2012, the Company had commitments to sell approximately 4,600,000 gallons at various fixed prices and 4,900,000 gallons at basis price levels indexed against exchanges for delivery through July 31, 2012.

Effective July 28, 2011, the Company entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of June 30, 2012, the Company had commitments to sell approximately 2,000,000 pounds at various fixed and basis price levels indexed against exchanges for delivery through July 31, 2012.

The Company also has an investment in RPMG, included in other assets, totaling approximately $654,000 as of June 30, 2012.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2012. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of June 30, 2012, the Company had approximately 34,600 tons of distiller grains commitments for delivery through November 2012 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011
Sales ethanol - unrelated parties	$—	$—	$26,167,144	$103,973,042
Sales ethanol - RPMG	72,493,842	144,952,811	62,297,666	62,297,666
Sales distiller grains	18,055,164	34,837,327	18,077,681	34,342,066
Sales corn oil - RPMG	3,229,167	5,999,384	—	—

Marketing fees ethanol - unrelated parties	—	—	129,796	558,318
Marketing fees ethanol - RPMG	138,724	274,800	112,941	112,941
Marketing fees distiller grains	203,258	399,604	318,966	507,892
Marketing fees corn oil - RPMG	22,734	44,799	—	—

	As of June 30, 2012	As of June 30, 2011
Amount due from RPMG	$2,666,698	$3,441,170
Amount due from CHS	1,696,503	1,383,422

At June 30, 2012, the Company had approximately $35,000,000 in outstanding corn purchase commitments for bushels at various prices and approximately 900,000 bushels of unpriced corn through June 2013 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 10 years which are anticipated to approximate the following for the twelve month periods ending June 30, 2012:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

2013	$3,949,000
2014	3,909,000
2015	3,787,000
2016	3,787,000
Thereafter	10,415,000
Total anticipated commitments	$25,847,000
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

7.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three and six months ended June 30, 2012, was approximately $357,000 and $575,000 and for the same periods in 2011 was approximately $624,000 and $1,500,000.

At June 30, 2012, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended June 30:

2013	1,581,000
2014	632,000
2015	419,000
2016	419,000
Thereafter	768,000
Total lease commitments	$3,819,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 42 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At June 30, 2012, the Company has hedged portions of its anticipated monthly purchases for corn

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

averaging approximately 13% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The fair value of the Company's open derivative positions are summarized in the following table as of June 30, 2012 and December 31, 2011.

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts - corn at 06/30/12	Derivative Instruments	$—	$3,768,125
Derivatives not designated as hedging instruments:
Commodity contracts - corn at 12/31/11	Derivative Instruments	$109,600	$421,013

The following table represents the amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2012 and 2011:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the three months ended 6/30/2012, corn	Cost of Goods Sold	$1,885,883	$(3,768,125)	$(1,882,242)

Commodity Contracts for the six months ended 6/30/2012, corn	Cost of Goods Sold	$3,487,479	$(4,694,713)	$(1,207,234)
Derivatives not designated as hedging instruments:
Commodity Contracts for the three months ended 6/30/2011, corn	Cost of Goods Sold	$(273,058)	$4,008,565	$3,735,507

Commodity Contracts for the six months ended 6/30/2011, ethanol	Revenue	$(4,830)	$429,588	$424,758
Commodity Contracts for the six months ended 6/30/2011, corn	Cost of Goods Sold	(7,258,351)	7,614,677	356,326
	Total	$(7,263,181)	$8,044,265	$781,084

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Current Liability, derivative financial instruments - corn as of 6/30/12	$3,768,125	$3,768,125	—	—
Current Asset, derivative financial instruments - corn as of 12/31/11	$109,600	$109,600
Current Liability, derivative financial instruments - ethanol as of 12/31/11	$421,013	$421,013	—	—
Total Current Liability as of 12/31/11	$311,413	$311,413

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at June 30, 2012.

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

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. The ethanol plant is currently capable of operating at a rate in excess of 130 million gallons of ethanol per year year.

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

On July 30, 2012, a coalition of meat and poultry groups filed the second formal request to waive the RFS, asking EPA for a waiver "in whole or in substantial part" of the amount of renewable fuel that must be produced under RFS for the remainder of this year and for the portion of 2013 that is one year from the time the waiver becomes effective. Several state governors are also considering filing RFS waiver requests. Despite the high threshold for actual approval of a waiver, biofuel sources have been on the offense, issuing statements defending the RFS and noting that the provision includes flexibility. Any decrease in the RFS could negatively impact our operations and profitability.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in June 2012, the EPA issued its final approval for sales of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. In addition, sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

United States ethanol production was benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Management believes that in the short-term, since the United States is a net exporter of ethanol, including ethanol exports to Brazil, the second largest ethanol producer in the world, the expiration of the tariff will not have a significant impact on the United States ethanol industry. However, if other countries are able to increase their ethanol production, the expiration of the tariff may result in increased competition from foreign ethanol producers. This is especially true during times when ethanol prices in the United States are higher.

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

In June 2012, following eighteen months of investigation, the Chinese dropped their anti-dumping complaint with respect to distiller grains produced in the United States. While the United States ethanol industry did not expect the Chinese to adopt a significant tariff on distillers grains due to China's rising demand for animal feed, the uncertainty that resulted from the anti-dumping investigation may have reduced distillers grains exports to China. Management anticipates that due to the termination of the anti-dumping investigation, distillers grains exports to China will increase, especially due to recent increases in corn prices. Rising distiller grains demand from China may lead to higher market prices for distiller grains in the United States.

The United States is experiencing drought conditions in many of the corn producing states which has created uncertainty regarding the amount of corn that will be harvested in the fall of 2012. This uncertainty, along with strong export demand for corn, has resulted in significantly higher corn prices following the end of our second quarter. These higher corn prices have not been completely offset by higher ethanol prices which has led to tighter operating margins for many ethanol producers. These tighter operating margins have resulted in some ethanol plants reducing production or ceasing production altogether. Management believes that the more efficient ethanol plants and those that are located in areas where corn is available will continue to operate and will likely receive higher prices for the ethanol they produce. Management continues to monitor the availability of corn in our area and the operating margins that are available for our ethanol plant. While we believe that we are a lower cost producer of ethanol, we may experience operating margins which are unfavorable which may lead to significantly reduced production. Current operating margins are still positive and we continue to operate the ethanol plant. Management is making efforts to operate the ethanol plant in the most efficient manner possible in order to maximize our corn conversion rates and reduce our corn consumption which can result in reduced ethanol production.

Results of Operations

Comparison of Fiscal Quarters Ended June 30, 2012 and 2011

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$93,780,274	100.0	$106,548,491	100.0

Cost of Goods Sold	91,884,055	98.0	95,417,818	89.6

Gross Profit	1,896,219	2.0	11,130,673	10.4

Operating Expenses	656,045	0.7	645,507	0.6

Operating Income	1,240,174	1.3	10,485,166	9.8

Other (Expense)	(18,679)	—	(268,308)	(0.3)

Net Income	$1,221,495	1.3	$10,216,858	9.6

Revenue

Our total revenue for our second quarter of 2012 was approximately 12% less than our total revenue for our second quarter of 2011. Management attributes this decrease in revenue with lower ethanol prices. Management believes that ethanol demand was lower during our second quarter of 2012 due to higher gasoline prices which led to decreased gasoline demand. When gasoline demand decreases, ethanol demand also decreases because ethanol is typically blended with gasoline. Further, the ethanol industry was continuing to experience higher ethanol supplies during our second quarter of 2012. Management believes that the excess ethanol supply, along with decreased ethanol demand, resulted in decreased ethanol prices. For our second quarter of 2012, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue and corn oil accounted for approximately 3%. For our second quarter of 2011, ethanol sales accounted for approximately 83% of our total revenue and distiller grains sales accounted for approximately 17% of our total revenue. We did not have any corn oil revenue during our second quarter of 2011 as the corn oil extraction equipment was not yet operational. Our revenue is presented in our financial statements, net of the shipping costs that are incurred in transporting our ethanol, distiller grains and corn oil to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

For our second quarter of 2012, our total ethanol revenue decreased by approximately 18% compared to our second quarter of 2011. Management attributes this decrease in ethanol revenue with lower ethanol prices during our second quarter of 2012 compared to the same period of 2011. The average price we received for our ethanol during our second quarter of 2012 was approximately 19% less than during our second quarter of 2011. Management attributes this ethanol price decrease primarily to excess ethanol supply and lower gasoline demand. When gasoline demand decreases, it results in lower ethanol demand which has a negative impact on ethanol prices. Following the end of our second quarter of 2012, ethanol prices have increased. Management attributes these higher ethanol prices with increased corn prices. Further, ethanol supplies decreased after the end of our second quarter of 2012 due to decreased ethanol production which resulted from tighter operating margins. Further, some ethanol producers are unable to secure the corn that they need to operate due to lower corn supplies. Management anticipates continuing to operate the ethanol plant for the remaining quarters of our 2012 fiscal year, provided that we can secure sufficient corn to operate. Based on current management projections, management believes that we can secure the corn necessary to continue to operate and that we can maintain operating margins that will allow us to continue to operate the ethanol plant. However, we are working to operate the ethanol plant as efficiently as possible in order to produce as much ethanol per bushel of corn as possible, which may result in us producing less total gallons of ethanol since we anticipate running the ethanol plant more slowly in order to maintain peak efficiency.

Partially offsetting the lower ethanol prices we experienced during our second quarter of 2012, we sold approximately 3% more ethanol compared to the same period of 2011 which positively impacted our revenue. Management attributes this increase in ethanol sales during the 2012 period to less plant downtime during the 2012 period.

Based on management projections, we anticipate that we will continue to operate the ethanol plant for the remaining quarters of our 2012 fiscal year. However, we may produce less ethanol during our third quarter due to tighter operating margins that may require us to work to slow our operations in order to maximize production efficiency. When we work to increase our ethanol conversion efficiencies, it may lead to less total ethanol produced but management believes this will provide the best operating margins.

Our total distiller grains revenue was comparable during our second quarter of 2012 and the same period of 2011. We sold less tons of distiller grains during the 2012 period due to the fact that we were separating the corn oil from our distiller grains during the 2012 period which results in decreased tons of distiller grains produced. We produced approximately 5% less tons of distiller grains during our second quarter of 2012 compared to the same period of 2011. However, the average price we received per ton of dried distiller grains sold increased by approximately 6% during our second quarter of 2012 compared to the same period of 2011 and the average price we received per ton of modified/wet distiller grains sold increased by approximately 14% during our second quarter of 2012 compared to the same period of 2011. Management attributes these higher distiller grains prices to higher corn prices. Since distiller grains are typically used as an animal feed substitute for corn, when corn prices increase, the market price of distiller grains typically increase. Management anticipates continued strong distiller grains demand due to higher market corn prices and tight corn supplies which management believes could continue into the foreseeable future.

We had revenue from corn oil sales during our second quarter of 2012. Management believes that the revenue we received from corn oil sales more than offset the decreased revenue we experienced due to selling less tons of distiller grains. Management anticipates that corn oil demand will remain strong due to increased biodiesel production which has resulted in higher corn oil demand in recent years. Further, corn oil demand for animal feed has been strong which management believes will continue due to higher corn prices.

Cost of Goods Sold

Our two primary costs of producing ethanol and distiller grains are corn costs and natural gas costs. Our total cost of goods sold was comparable during our second quarter of 2012 and the same period of 2011. The average price we paid per bushel of corn, without taking into account derivative instruments, was approximately 6% less during our second quarter of 2012 compared to our second quarter of 2011. Management attributes this decrease in corn prices with lower corn prices earlier in our second quarter of 2012 due to a record number of corn acres planted compared to the 2011 crop year. However, we experienced a spike in corn prices in June and July 2012 due to unfavorable weather conditions which impacted corn prices during those times. Management anticipates that corn prices will remain volatile and will depend on how much corn is harvested in the fall of 2012 and whether the current high corn prices result in corn demand decreases.

In addition to the decrease in corn prices, we purchased approximately 1% more bushels of corn during our second quarter of 2012 compared to our second quarter of 2011. Management attributes this increase in corn consumption with increased production during the 2012 period.

Despite the recent increases in commodity prices, natural gas prices have fallen. During our second quarter of 2012, the average price we paid per MMBtu of natural gas was approximately 44% lower compared to our second quarter of 2011. Management attributes this decrease in natural gas prices to large natural gas supplies and continued increases in natural gas production. Management anticipates that natural gas prices will remain relatively stable during the rest of our 2012 fiscal year due to fundamental supply and demand conditions in the natural gas market. We expect higher natural gas prices during winter months due to annual increases in natural gas transportation costs. In addition to the decrease in natural gas prices was a decrease in our total natural gas consumption of approximately 2% during our second quarter of 2012 compared to the same period of 2011. This decrease in natural gas consumption was due to greater plant efficiencies and less tons of distiller grains produced.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we have commodities trading accounts. In addition, we have a commodities manager who manages our corn procurement activities. Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol and distiller grains. During our second quarter of 2012, we had a realized gain of approximately $1,886,000 and an unrealized loss of approximately $3,768,000 related to our corn derivative instruments. During our second quarter of 2011, we had a realized loss of approximately $273,000 and an unrealized gain of approximately $4,009,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 45 million bushels of corn per year. As of June 30, 2012, we had risk management positions in place for approximately 13% of our corn needs for the next 12 months.

Operating Expenses

Our operating expenses were comparable during our second quarter of 2012 and second quarter of 2011.

Other Income (Expense)

Our other expense was significantly lower during our second quarter of 2012 compared to the same period of 2011 due to having less interest expense during the 2012 period because of our reduced debt load. We also had other revenue of approximately $49,000 due to a patronage dividend we received from CHS during the 2012 period.

Comparison of Six Months Ended June 30, 2012 and 2011

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$185,791,888	100.0	$201,046,557	100.0

Cost of Goods Sold	181,528,660	97.7	184,922,711	92.0

Gross Profit	4,263,228	2.3	16,123,846	8.0

Operating Expenses	1,428,453	0.8	1,350,696	0.7

Operating Income	2,834,775	1.5	14,773,150	7.3

Other Income (Expense)	32,379	—	(278,779)	(0.1)

Net Income	$2,867,154	1.5	$14,494,371	7.2

Revenue

Our total revenue for our first six months of 2012 was approximately 8% less than our total revenue for our first six months of 2011. For our first six months of 2012, ethanol sales accounted for approximately 78% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue. For our first six months of 2011, ethanol sales accounted for approximately 83% of our total revenue and distiller grains sales accounted for approximately 17% of our total revenue. We did not have any corn oil revenue during the 2011 period.

For our first six months of 2012, our total ethanol revenue decreased by approximately 13% compared to our first six months of 2011. The average price we received for our ethanol during our first six months of 2012 was approximately 16% less than during our first six months of 2011. Partially offsetting the decrease in ethanol prices, we had increased ethanol production which allowed us to sell approximately 4% more gallons of ethanol during our first six months of 2012 compared to the same period of 2011 which positively impacted our ethanol revenue.

For our first six months of 2012, our total distiller grains revenue increased by approximately 1% compared to our first six months of 2011, primarily due to higher distiller grains prices. The average price we received for our dried distiller grains was approximately 5% greater for our first six months of 2012 compared to the same period of 2011. The average price we received for our modified/wet distiller grains was approximately 15% greater for our first six months of 2012 compared to the same period of 2011. Due to the fact that we started extracting corn oil from our distillers grains during the 2012 period, we sold approximately 3% less tons of distiller grains during our first six months of 2012 compared to our first six months of 2011.

Cost of Goods Sold

Our total cost of goods sold decreased by approximately 2% for our first six months of 2012 compared to our first six months of 2011. Management attributes this decrease in our total cost of goods sold with lower corn prices during the 2012 period. The average price we paid per bushel of corn, not including derivative instrument costs, was approximately 1% less during our first six months of 2012 compared to our first six months of 2011. We consumed approximately 3% more bushels of corn during our first six months of 2012 compared to our first six months of 2011. This increased consumption can be attributed to an increase in production.

During our first six months of 2012, the average price we paid per MMBtu of natural gas was approximately 33% lower compared to our first six months of 2011. Our natural gas consumption was comparable during our first six months of 2012 and the same period of 2011.

During our first six months of 2012, we had a realized gain of approximately $3,487,000 and an unrealized loss of approximately $4,695,000 related to our corn derivative instruments. During our first six months of 2011, we had a realized loss of approximately $7,258,000 and an unrealized gain of approximately $7,615,000 related to our corn and ethanol derivative instruments. We recognize the gains or losses that result from changes in our ethanol derivative instruments in revenue.

Operating Expenses

Our operating expenses were higher during our first six months of 2012 compared to our first six months of 2011 primarily due to costs associated with registering to sell E15, along with promoting E15 and ethanol generally through various business promotion campaigns.

Other Income (Expense)

Our other expense was significantly lower during our first six months of 2012 compared to the same period of 2011 due to having less interest expense during the 2012 period because of our reduced debt load. We had significantly more other income during our first six months of 2011 compared to the same period of 2012 due to a lower CHS patronage dividend during the 2012 period.

Changes in Financial Condition for the Six Months Ended June 30, 2012.

Balance Sheet Data	June 30, 2012	December 31, 2011
Total current assets	$22,923,994	$23,319,876
Total property and equipment	125,739,327	131,218,450
Total other assets	3,549,053	2,971,781
Total Assets	$152,212,374	$157,510,107
Total current liabilities	$10,935,490	$16,571,192
Total long-term liabilities	9,746,488	246,488
Total members' equity	131,530,396	140,692,427
Total Liabilities and Members' Equity	$152,212,374	$157,510,107

Our current assets were lower at June 30, 2012 compared to December 31, 2011 due primarily to a significant decrease in our cash and cash equivalents due to cash we used in our financing activities for distributions paid during our 2012 fiscal year based off of 2011 earnings. Our accounts receivable was higher at June 30, 2012 compared to December 31, 2011 because we were awaiting payment for more ethanol at June 30, 2012 compared to December 31, 2011. The value of our inventory was lower at June 30, 2012 compared to December 31, 2011 due to lower finished goods inventory due to the fact that we valued our inventory using a lower price at June 30, 2012 compared to December 31, 2011. We had almost $5.9 million due from our commodities broker at June 30, 2012 compared to approximately $1.9 million at December 31, 2011 due to cash we were required to maintain in our margin account as a result of unrealized losses we had on our derivative instruments. We had less prepaid and other assets at June 30, 2012 compared to December 31, 2011 because our natural gas supplier refunded a $400,000 deposit it was holding.

Our net property and equipment was lower at June 30, 2012 compared to December 31, 2011 due to depreciation. We had approximately $255,000 in construction in progress at June 30, 2012 related to several small plant upgrade and maintenance projects.

Our other assets were higher at June 30, 2012 compared to December 31, 2011 due to the investment we made in RPMG, our ethanol and corn oil marketer. We continue to amortize our loan fees related to our Home Federal loan as well as certain utility rights associated with our construction of the ethanol plant which reduced the value of our other assets.

Our current liabilities were lower at June 30, 2012 compared to December 31, 2011 primarily due to decreases in our accounts payable and current maturities of long-term debt at June 30, 2012. However, the liability that we had at June 30, 2012 related to unrealized losses on our derivative instrument positions was larger compared to at December 31, 2011. Our accounts payable was lower at June 30, 2012 compared to December 31, 2011 due to deferred corn payments requested by our suppliers at December 31, 2011 which were paid early in our 2012 fiscal year. Our current maturities of long-term debt was lower at June 30, 2012 compared to December 31, 2011 because we only had approximately five months of principal payments included in the current portion of our long-term debt at June 30, 2012 compared to approximately eleven months of principal payments at December 31, 2011. We are scheduled to make our final principal payment on our long-term debt in November 2012.

We had significantly higher long-term liabilities at June 30, 2012 compared to December 31, 2011 due to funds we had outstanding on our term revolving line of credit at June 30, 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations, our $20 million long-term revolving loan and our $5 million short-term revolving line of credit. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of June 30, 2012, we had $10.5 million available pursuant to our revolving loans and approximately $1.3 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the six months ended June 30, 2012 and 2011:

	2012	2011
Net cash provided by operating activities	$3,765,875	$23,791,263
Net cash (used in) investing activities	(812,766)	(1,700,759)
Net cash (used in) financing activities	(6,817,643)	(15,381,974)
Cash at beginning of period	5,153,553	—
Cash at end of period	1,289,019	6,708,530

Cash Flow From Operations

Our operations generated less cash during our first six months of 2012 compared to the same period of 2011 primarily due to having less net income during the 2012 period along with cash we used for our margin account with our commodities broker and changes in our accounts payable which used cash during the 2012 period.

Cash Flow From Investing Activities

We used less cash for equipment and construction purchases during our first six months of 2012 compared to the first six months of 2011. We used cash in 2011 primarily to install our corn oil extraction equipment. Our capital expenditures during the 2012 period were mainly related to the final payment we made on our corn oil system and installation of second generation relief valves on our fermentation tanks. We also used cash for investments during the 2012 period related to our capital contribution to RPMG. We paid this capital contribution through a small portion of our marketing revenue which was paid to RPMG over time.

Cash Flow From Financing Activities

We used less cash for financing activities during our first six months of 2012 compared to the same period of 2011. We paid a larger distribution during the 2012 period offset by proceeds we received from our long-term debt. We also made fewer payments on our long-term debt during the 2012 period compared to the same period of 2011. We paid a distribution of more than $12 million during our first six months of 2012 compared to a distribution of approximately $6.2 million during the comparable period of 2011. We received $9.5 million in proceeds from our long-term revolving line of credit which provided us with additional cash. We made $3.7 million in payments on our long-term debt during the first six months of 2012 compared to nearly $8 million during the same period of 2011.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. We have three loans with Home Federal, (i) a term loan; (ii) a $20 million term revolving loan; and (iii) a $5 million short-term line of credit.

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

Term Loan

Our term loan was used for the construction and start-up of our ethanol plant. We make equal monthly principal payments in the amount of $616,667 plus accrued interest pursuant to the term loan. All unpaid principal and accrued interest on the term loan will be due on July 1, 2014. We have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the five year London Interbank Offered Rate (LIBOR) swap rate that is in effect on the date of conversion plus 275 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the

Master Loan Agreement. The remaining portion will bear interest at a rate equal to the five year LIBOR swap rate plus 275 basis points. As of June 30, 2012, we had approximately $3,083,000 outstanding on our term loan which accrued interest at a rate of 2.989% per year.

Long-Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the five year LIBOR swap rate plus 275 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. As of June 30, 2012, we had $9,500,000 outstanding on our term revolving loan and $10.5 million available to be drawn. Interest accrued on our term revolving loan as of June 30, 2012 at a rate of 2.989% per year.

Short-Term Revolving Line of Credit

We have a $5 million short-term revolving line of credit with Home Federal. This short-term line of credit has a maturity date of July 1, 2013. Our ability to draw funds on the short-term revolving line of credit is limited by a borrowing base calculation. We can borrow up to the lesser of $5 million or an amount equal to 75% of our eligible accounts receivable plus 75% of our eligible inventory, as defined in our amended credit agreements. We agreed to pay interest on this short-term revolving line of credit at the greater of 4% or 340 basis points above the one month LIBOR. As of June 30, 2012, we had $0 outstanding on our short-term line of credit and $5 million available to be drawn. If we had an amount outstanding on our short-term line of credit, it would have accrued interest at the minimum interest rate of 4% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of June 30, 2012, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement as of December 31, 2011 was $100 million. Our tangible net worth requirement increases by $5 million annually until 2012 when we are required to have tangible net worth of $105 million. We are required to maintain this $105 tangible net worth until the maturity date of our loans. As of June 30, 2012, we had tangible net worth of approximately $131 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of June 30, 2012, we had working capital of approximately $37 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at June 30, 2012 and December 31, 2011.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loan which bear variable interest rates. As of June 30, 2012, we had approximately $12,583,000 outstanding on our variable interest rate loans and interest accrued at a rate of 2.989%. Our variable interest rates are calculated by adding 275 basis points to LIBOR. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2012, would be approximately $38,000.

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

As of June 30, 2012, we had price protection in place for approximately 13% of our anticipated corn needs for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,600,000	MMBTU	10%	$(931,000)
Ethanol	131,400,000	Gallons	10%	(26,976,420)
Corn	40,803,000	Bushels	10%	(25,297,860)

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

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 1A. RISK FACTORS.

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2011, included in our annual report on Form 10-K.

Recent increases in corn prices have led to tight operating margins which may make ethanol production unprofitable. Due to unfavorable weather conditions, corn prices have recently increased significantly. Many believe that current unfavorable weather conditions will result in a smaller corn harvest in the fall of 2012. This, along with smaller corn carryover in the last two crop years and higher export demand for corn has led to higher corn prices. The price of ethanol has not kept pace with rising corn prices which has resulted in tighter operating margins in the ethanol industry. These tighter operating margins have caused some ethanol producers to reduce production or cease operating altogether. We are also facing tighter operating margins which have reduced our net income. While management believes that it is still favorable for us to operate the ethanol plant, if conditions in the ethanol industry deteriorate, we may be forced to reduce production or cease operating altogether. This could negatively impact the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. Due to tighter corn supplies, many ethanol producers are experiencing difficulty securing the corn they require to operate. This may result in some ethanol producers reducing or terminating production, even if operating margins are favorable due to the lack of corn availability. Due to our proximity to the Mississippi river, many corn producers in our area are selling corn into the export market and shipping the corn by barge down the Mississippi river. This has increased the price we have to pay for corn and may reduce the number of bushels that we can purchase. If we are unable to secure the corn we require to continue to operate the ethanol plant, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	August 10, 2012	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2012	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)