Form 10-Q
period 2012-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2012-11-09
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2012

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

As of November 9, 2012, we had 90,445 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$2,237,319	$5,153,553
Accounts receivable	2,610,474	3,396,034
Inventory	10,598,678	10,501,434
Due from broker	—	1,912,131
Prepaid and other	1,546,136	2,247,124
Derivative instruments	673,063	109,600
Total current assets	17,665,670	23,319,876

PROPERTY AND EQUIPMENT
Land and improvements	22,474,880	22,471,580
Buildings	5,354,524	5,150,659
Equipment	136,684,107	135,455,256
Construction in progress	176,219	333,725
	164,689,730	163,411,220
Less accumulated depreciation	41,374,710	32,192,770
Total property and equipment	123,315,020	131,218,450

OTHER ASSETS
Loan fees, net of amortization of $1,065,526 and $941,057	107,446	231,915
Utility rights, net of amortization of $739,568 and $618,038	1,568,461	1,689,991
Other assets	2,140,817	1,049,875
Total other assets	3,816,724	2,971,781

TOTAL ASSETS	$144,797,414	$157,510,107

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	September 30, 2012	December 31, 2011
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$7,013,787	$8,296,875
Derivative instruments	—	421,013
Due to broker	721,959	—
Interest payable	17,356	12,967
Property tax payable	377,158	464,314
Payroll payable	124,230	592,690
Current maturities of long term debt	1,233,333	6,783,333
Total current liabilities	9,487,823	16,571,192

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Revolving line of credit	6,000,000	—
Other liabilities	246,488	246,488
Total long-term liabilities	6,246,488	246,488

MEMBERS' EQUITY, September 30, 2012 and December 31, 2011 90,445 units issued and outstanding	129,063,103	140,692,427

TOTAL LIABILITIES AND MEMBERS' EQUITY	$144,797,414	$157,510,107

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$84,499,206	$109,993,347	$270,291,094	$311,039,904

Costs of Goods Sold	86,269,126	99,853,635	267,797,786	284,776,346

Gross Profit/(Loss)	(1,769,920)	10,139,712	2,493,308	26,263,558

Operating Expenses	646,389	722,292	2,074,842	2,072,988

Operating Income/(Loss)	(2,416,309)	9,417,420	418,466	24,190,570

Other Income (Expense)
Interest expense	(91,111)	(301,493)	(204,362)	(928,539)
Interest income	328	17,143	610	24,921
Other income	39,799	—	185,147	340,489
Total Other Income (Expense)	(50,984)	(284,350)	(18,605)	(563,129)

Net Income/(Loss)	$(2,467,293)	$9,133,070	$399,861	$23,627,441

Basic & diluted net income/(loss) per capital unit	$(27.28)	$100.98	$4.42	$261.24

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	90,445	90,445	90,445	90,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$399,861	$23,627,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,427,939	9,155,731
Unrealized (gain) on risk management activities	(984,476)	(7,941,765)
Change in working capital components:
Accounts receivable	785,560	2,963,457
Inventory	(97,244)	267,383
Cash due to (from) broker	2,634,090	5,944,724
Prepaid expenses and other	700,988	184,432
Accounts payable and other accrued expenses	(1,834,315)	2,498,915
Net cash provided by operating activities	11,032,403	36,700,318

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(1,278,510)	(3,319,364)
Investments	—	(605,000)
Increase in other assets	(218,264)	—
Net cash (used in) investing activities	(1,496,774)	(3,924,364)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in checks issued in excess of bank balance	—	(1,574,710)
(Increase) decrease in restricted cash	(872,678)	329,131
Distribution to members	(12,029,185)	(6,150,260)
Proceeds from long-term borrowings	6,000,000	—
Payments on long-term borrowings	(5,550,000)	(10,039,309)
Net cash (used in) financing activities	(12,451,863)	(17,435,148)

Net (decrease) increase in cash	(2,916,234)	15,340,806

Cash and Cash Equivalents - Beginning	5,153,553	—
Cash and Cash Equivalents - Ending	$2,237,319	$15,340,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of none and $59,654, respectively	$199,973	$827,816
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Note issued for repurchase of member units	$—	$1,000,000
Distribution declared but unpaid	—	7,145,155

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

Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution throughout the United States. The Company has capacity to produce in excess of 120 million gallons annually and sells distillers dried grains and corn oil as byproducts of ethanol production.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the nine months ended September 30, 2012, ethanol sales averaged approximately 77% of total revenues, while approximately 23% of revenues were generated from the sale of distiller grains and other co-products. For the nine months ended September 30, 2012, corn costs averaged approximately 82% of cost of goods sold. For the nine months ended September 30, 2011, corn costs averaged approximately 82% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government policies and programs. Our risk management program is used to protect against the price volatility of these commodities.

2.    INVENTORY

Inventory consisted of the following as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Raw Materials	$4,269,988	$3,692,016
Work in Process	2,412,439	2,059,658
Finished Goods	3,916,251	4,749,760
Totals	$10,598,678	$10,501,434

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Term Loan
The initial principal amount of the Term Loan was $74,000,000. The Company is required to make equal monthly principal payments of $616,667 plus accrued interest on the Term Loan. All unpaid principal and accrued interest on the Term Loan will be due on July 1, 2014. The Company has the right to convert up to 50% of the Term Loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the one month London Interbank Offered Rate (LIBOR) rate that is in effect on the date of conversion plus 275 basis points, or another rate mutually agreed upon by the Company and Home Federal. If the Company elects this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion of the term loan will bear interest at a rate equal to the five year LIBOR swap rate plus 275 basis points, 2.981% on September 30, 2012. The balance outstanding on the Term Loan as of September 30, 2012 and December 31, 2011 was $1,233,333 and $6,783,333 respectively.

Term Revolving Loan
Under the terms of the Master Loan Agreement, the company has a $20 million Term Revolving Loan which has a maturity date of July 1, 2014. Interest on the Term Revolving Loan accrues at a rate equal to the one month LIBOR rate plus 275 basis points, 2.981% on September 30, 2012. The Company is required to make monthly payments of interest until the maturity date of the Term Revolving Loan on July 1, 2014, on which date the unpaid principal balance of the Term Revolving Loan becomes due. The balance outstanding on the Term Revolving Loan as of September 30, 2012 and December 31, 2011 was $6,000,000 and $0 respectively.

Short-Term Revolving Line of Credit
The Company has a $5 million Short-Term Revolving Line of Credit with Home Federal. This Short-Term Revolving Line of Credit has a maturity date of July 1, 2013. The Short-Term Revolving Line of Credit is subject to a restriction that limits the availability of the line of credit based on a borrowing base calculation. The Company can borrow up to the lesser of $5 million or an amount equal to 75% of the Company's eligible accounts receivable plus 75% of the Company's eligible inventory, as defined in the amended credit agreements. The Company agreed to pay interest on the Short-Term Revolving Line of Credit at the greater of 4% or 340 basis points above the one-month LIBOR. The balance outstanding on the Short-Term Revolving Line of Credit as of September 30, 2012 and December 31, 2011, was $0 and $0 respectively.

Covenants
In addition, during the term of the Loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital, tangible net worth, and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the Loans and/or the imposition of fees, charges or penalties.

4.    RELATED PARTY TRANSACTIONS

Previously, the Company has purchased corn and materials from members of its Board of Directors who owned or managed elevators or were local producers of corn. Purchases during the three and nine months ended September 30, 2012 totaled $0 and $0 respectively, and during the three and nine months ended September 30, 2011 totaled approximately $9,582,000 and $16,927,000, respectively. Amounts due to these members was $0 as of September 30, 2012 and $0 as of December 31, 2011.

The Company has an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the three and nine months ending September 30, 2012 the Company incurred net costs of approximately $22,000 and $126,500 related to this agreement. The cost for the same periods of 2011 related to this agreement were approximately $36,000 and $205,000.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

Prior to May 1, 2011, the Company had entered into a marketing agreement to sell all ethanol produced at the plant to an unrelated entity at a mutually agreed on price, less commission and transportation charges. This agreement was terminated effective April

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

30, 2011.

Effective May 1, 2011, the Company entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant to an entity in which the Company invests in at a mutually agreed on price, less commission and transportation charges. As of September 30, 2012, the Company had commitments to sell approximately 2,300,000 gallons at various fixed prices and 6,900,000 gallons at basis price levels indexed against exchanges for delivery through October 31, 2012.

Effective July 28, 2011, the Company entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of September 30, 2012, the Company had commitments to sell approximately 2,000,000 pounds at various fixed and basis price levels indexed against exchanges for delivery through October 31, 2012.

The Company also has an investment in RPMG, included in other assets, totaling approximately $697,000 as of September 30, 2012.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2012. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of September 30, 2012, the Company had approximately 25,000 tons of distiller grains commitments for delivery through November 2012 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
Sales ethanol - unrelated parties	$—	$—	$—	$103,973,042
Sales ethanol - RPMG	64,332,698	209,285,509	91,629,476	154,557,022
Sales distiller grains	17,572,312	52,409,639	17,733,990	52,076,056
Sales corn oil - RPMG	2,591,328	8,590,712	—	—

Marketing fees ethanol - unrelated parties	—	—	—	558,318
Marketing fees ethanol - RPMG	121,849	396,649	161,089	274,030
Marketing fees distiller grains	168,524	568,128	193,923	701,815
Marketing fees corn oil - RPMG	20,387	65,186	—	—

	As of September 30, 2012	As of September 30, 2011
Amount due from RPMG	$42,250	$8,272,294
Amount due from CHS	2,449,634	1,806,549

At September 30, 2012, the Company had approximately $22,000,000 in outstanding corn purchase commitments for bushels at various prices and approximately 450,000 bushels of unpriced corn through June 2013 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 7

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending September 30:

2013	$3,949,000
2014	3,868,000
2015	3,787,000
2016	3,787,000
Thereafter	9,469,000
Total anticipated commitments	$24,860,000

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

7.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three and nine months ended September 30, 2012, was approximately $379,000 and $955,000 and for the same periods in 2011 was approximately $624,000 and $2,130,000.

At September 30, 2012, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended September 30:

2013	1,372,000
2014	482,000
2015	419,000
2016	419,000
Thereafter	663,000
Total lease commitments	$3,355,000

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 40 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At September 30, 2012, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 11% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The fair value of the Company's open derivative positions are summarized in the following table as of September 30, 2012 and December 31, 2011.

	Balance Sheet Classification	Asset Fair Value	Liability Fair Value
Derivatives not designated as hedging instruments:
Commodity Contracts - corn at 09/30/12	Derivative Instruments	$673,063	$—
Derivatives not designated as hedging instruments:
Commodity contracts - corn at 12/31/11	Derivative Instruments	$109,600	$421,013

The following table represents the amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2012 and 2011:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the three months ended 9/30/2012, corn	Cost of Goods Sold	$(9,644,569)	$4,441,188	$(5,203,381)

Commodity Contracts for the nine months ended 9/30/2012, corn	Cost of Goods Sold	$(6,157,090)	$(253,525)	$(6,410,615)
Derivatives not designated as hedging instruments:
Commodity Contracts for the three months ended 9/30/2011, corn	Cost of Goods Sold	$144,355	$(102,518)	$41,837

Commodity Contracts for the nine months ended 9/30/2011, ethanol	Revenue	$(4,830)	$429,588	$424,758
Commodity Contracts for the nine months ended 9/30/2011, corn	Cost of Goods Sold	$(7,114,014)	$7,512,177	$398,163

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Current Asset, derivative financial instruments - corn as of 9/30/12	$673,063	$673,063	—	—
Current Asset, derivative financial instruments - corn as of 12/31/11	$109,600	$109,600	—	—
Current Liability, derivative financial instruments - ethanol as of 12/31/11	$421,013	$421,013	—	—
Total Current Liability as of 12/31/11	$311,413	$311,413	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets including cash, accounts receivable, due from broker, restricted cash, other assets, accounts payable, accrued liabilities and variable rate long-term debt to be reasonable estimates of fair value either due to their length of maturity or the existence of variable interest rates underlying such financial instruments that approximate prevailing market rates at September 30, 2012.

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

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. We completed installation of corn oil extraction equipment and commenced selling corn oil during our fourth quarter of 2011. The ethanol plant is currently capable of operating at a rate in excess of 120 million gallons of ethanol per year year.

During our third quarter of 2012, we continued to experience unfavorable operating margins which negatively impacted our financial performance. We experienced higher corn costs and increased corn price volatility which was not completely offset by increased ethanol prices. Further, we have experienced increased ethanol imports and lower gasoline demand which have both led to relatively lower ethanol prices. Due to the drought conditions in many parts of the corn producing areas of the United States, management anticipates that corn prices will remain high and that corn supplies will have to be rationed through these higher prices into our 2013 fiscal year and potentially beyond. These higher corn prices may continue depending on weather conditions and corn production during the 2013 growing season. As a result, management's primary objective is to operate the ethanol plant in the most efficient manner possible in order to maximize the amount of ethanol that we can produce per bushel of corn.

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which is frequently referred to as the blenders' credit. The blenders' credit expired on December 31, 2011 and was not renewed. The blenders' credit provided a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. The VEETC may have resulted in fuel blenders using more ethanol than was required pursuant to the Renewable Fuels Standard ("RFS") which may have increased demand for ethanol. Management believes that despite the expiration of VEETC, ethanol demand will be maintained provided the ethanol use requirement of the RFS continues.

In August 2012, governors from eight states filed formal requests with the EPA to waive the requirements of the RFS. These waiver requests are subject to a public comment period which expired on October 11, 2012. Currently, the EPA is considering the waiver requests and the comments that it received. If the waiver request is approved by the EPA, it could lead to a significant decrease in demand for ethanol which could negatively impact our operations and profitability.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in June 2012, the EPA issued its final approval for sales of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. In addition, sales of E15 may be limited because it is not approved for use in all vehicles; the EPA requires a label for E15 that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

United States ethanol production was benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Due to higher ethanol prices and the elimination of the tariff imposed on ethanol imported into the United States, ethanol imports have increased during our 2012 fiscal year. These ethanol imports have increased the ethanol supply in the United States which has negatively impacted ethanol prices. Further, these ethanol imports have come at a time when ethanol demand has been lower which has magnified the negative impact of these ethanol imports.

We have a marketing agreement with Renewable Products Marketing Group, Inc. ("RPMG"), a professional third party marketer, which is the sole marketer of our ethanol. We are an equity owner of RPMG, LLC which allows us to realize favorable marketing fees in the sale of our ethanol, distiller grains and corn oil. On August 27, 2012, we executed an amended ethanol marketing agreement with RPMG. The Member Amended and Restated Ethanol Marketing Agreement (the "RPMG Agreement") was effective starting on October 1, 2012. Prior to October 1, 2012, we continued to market our ethanol through RPMG pursuant to our previous ethanol marketing agreement. The RPMG Agreement changes the manner in which certain costs and capital requirements are allocated between the owners of RPMG. Further, the RPMG Agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The term of the RPMG Agreement is perpetual, until it is terminated according to the RPMG Agreement. The primary reasons the RPMG Agreement would terminate are if we cease to be an owner of RPMG, if there is a breach of the RPMG Agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the RPMG Agreement. Notwithstanding our right to terminate the RPMG Agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination we would accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If the RPMG Agreement is terminated, it would trigger a redemption by RPMG of our ownership interest in RPMG.

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

Results of Operations

Comparison of Fiscal Quarters Ended September 30, 2012 and 2011

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$84,499,206	100.0	$109,993,347	100.0

Cost of Goods Sold	86,269,126	102.1	99,853,635	90.8

Gross Profit (Loss)	(1,769,920)	(2.1)	10,139,712	9.2

Operating Expenses	646,389	0.8	722,292	0.7

Operating Income (Loss)	(2,416,309)	(2.9)	9,417,420	8.6

Other (Expense)	(50,984)	(0.1)	(284,350)	(0.3)

Net Income (Loss)	$(2,467,293)	(2.9)	$9,133,070	8.3

Revenue

Our total revenue for our third quarter of 2012 was approximately 23% less than our total revenue for our third quarter of 2011. Management attributes this decrease in revenue with lower ethanol prices and lower ethanol production during the 2012 period. Management believes that ethanol prices were lower during our third quarter of 2012 due to excess ethanol supply in the market. Management attributes this excess ethanol supply to lower gasoline demand during the summer driving season due to higher gasoline prices along with continued high ethanol stocks which have persisted since the beginning of 2012. Management believes that a significant amount of excess ethanol was produced during the fourth quarter of 2011 which allowed fuel blenders to take advantage of the expiring VEETC blenders' credit. This additional production led to higher ethanol stocks, which together with lower gasoline demand in 2012, have negatively impacted ethanol prices throughout our 2012 fiscal year. Due to unfavorable margins in the ethanol industry, this surplus of ethanol is just starting to decrease. Further, gasoline prices have recently decreased significantly which management believes will positively impact demand for ethanol.

For our third quarter of 2012, our total ethanol revenue decreased by approximately 30% compared to our third quarter of 2011 due to lower ethanol prices and decreased ethanol production. The average price we received for our ethanol during our third quarter of 2012 was approximately 16% less than during our third quarter of 2011. In addition, we sold approximately 18% less gallons of ethanol during our third quarter of 2012 compared to the same period of 2011. Due to the poor weather conditions during the 2012 growing season, securing corn at prices that would allow us to operate profitably has been difficult. As a result, we reduced production at our ethanol plant and focused on operating as efficiently as possible in order to maximize the amount of ethanol that we could produce per bushel of corn. In addition, we had a longer scheduled maintenance shutdown during our third quarter of 2012 compared to the same period of 2011, which further reduced our ethanol production. Management anticipates that ethanol prices will remain at their current levels into the foreseeable future. Management anticipates that the ethanol industry will experience unfavorable operating margins during the rest of our 2012 fiscal year and likely into our 2013 fiscal year. As a result, management anticipates continuing to operate the ethanol plant in the most efficient manner possible which will likely lead to less total ethanol production compared to previous years for our last quarter of 2012 and into our 2013 fiscal year.

Our total distiller grains revenue was comparable during our third quarter of 2012 and the same period of 2011. We sold less tons of distiller grains during the 2012 period due to the fact that we were separating the corn oil from our distiller grains during the 2012 period which results in decreased tons of distiller grains produced and because we had less ethanol production during the 2012 period. We sold approximately 27% less tons of distiller grains during our third quarter of 2012 compared to the same period of 2011, however, the average price we received per ton of dried distiller grains sold increased by approximately 37% during our third quarter of 2012 compared to the same period of 2011 and the average price we received per ton of modified/wet distiller grains sold increased by approximately 50% during our third quarter of 2012 compared to the same period of 2011. Management attributes these higher distiller grains prices to higher corn prices. Since distiller grains are typically used as an animal feed substitute for corn, when corn prices increase, the market price of distiller grains typically increase. Management anticipates continued strong distiller grains demand due to higher market corn prices and tight corn supplies which management believes could continue into the foreseeable future.

We had revenue from corn oil sales during our third quarter of 2012 but had not yet started producing corn oil during the comparable period of 2011. Management believes that the revenue we received from corn oil sales more than offset the decreased revenue we experienced due to selling less tons of distiller grains. Management anticipates that corn oil demand will decrease during the winter months due to decreased biodiesel production. One of the primary uses for our corn oil is as feedstock for biodiesel production. However, biodiesel production has slowed dramatically recently due to the fact that the 2012 RFS for biodiesel was reached in late September or early October 2012. This decreased corn oil demand may lead to lower corn oil prices during our fourth quarter of 2012.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was approximately 14% less during our third quarter of 2012 compared to the same period of 2011. The average price we paid per bushel of corn, without taking into account derivative instruments, was approximately the same during our third quarter of 2012 compared to our third quarter of 2011. However, we had a significant realized loss on our derivative instruments during our third quarter of 2012 compared to a gain through the same period of 2011. Management attributes this increase in realized loss on our derivative instruments to the significant volatility in the corn market that we experienced during our third quarter of 2012. Further, we experienced a significant price jump for corn in the last couple of days of our third quarter of 2012 which had a significant negative impact on our corn derivative instruments and our net income for the quarter. Management believes that due to tight corn supplies and unfavorable weather during the 2012 growing season, the corn market was extremely volatile as it tried to ration the corn supply until the 2012 harvest. Further, due to the poor condition of the 2012 corn crop in certain parts of the country, some producers held on to corn that was harvested in the fall of 2011 in order to meet delivery obligations related to the 2012 harvest. Management anticipates battling higher corn prices and tight corn supplies for the rest of our 2012 fiscal year and likely through our 2013 fiscal year. Following the end of our third quarter of 2012, corn prices have continued to be volatile. Without a significant increase in corn supplies or a significant decrease in corn demand, management anticipates continued high corn prices and a volatile corn market into the foreseeable future.

We purchased approximately 18% less bushels of corn during our third quarter of 2012 compared to our third quarter of 2011. Management attributes this decrease in corn consumption with decreased production during the 2012 period along with the fact that we are operating the ethanol plant in a manner than maximizes the amount of ethanol that we can produce from each bushel of corn used.

Despite the recent increases in commodity prices, natural gas prices have fallen. During our third quarter of 2012, the average price we paid per MMBtu of natural gas was approximately 30% lower compared to our third quarter of 2011. Management attributes this decrease in natural gas prices to large natural gas supplies and continued increases in natural gas production. Management anticipates that natural gas prices will remain relatively stable during the rest of our 2012 fiscal year due to fundamental supply and demand conditions in the natural gas market. We expect higher natural gas prices during winter months due to annual increases in natural gas transportation costs. In addition to the decrease in natural gas prices was a decrease in our total natural gas consumption of approximately 22% during our third quarter of 2012 compared to the same period of 2011. This decrease in natural gas consumption was due to greater plant efficiencies and less tons of distiller grains produced.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we opened commodities trading accounts. In addition, we have a commodities manager who manages our corn procurement activities. Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. During our third quarter of 2012, we had a realized loss of approximately $9,645,000 and an unrealized gain of approximately $4,441,000 related to our corn derivative instruments. During our third quarter of 2011, we had a realized gain of approximately $144,000 and an unrealized loss of approximately $103,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 40 million bushels of corn per year. As of September 30, 2012, we had risk management positions in place for approximately 11% of our corn needs for the next 12 months.

Operating Expenses

Our operating expenses were lower during our third quarter of 2012 compared to our third quarter of 2011 due to a decrease in computer and software expenses, the upkeep of our building and grounds, office expenses, and the amount of our bonus accrual for management.

Other Income (Expense)

Our other expense was significantly lower during our third quarter of 2012 compared to the same period of 2011 due to having less interest expense during the 2012 period because of our reduced debt load. We also had other revenue of approximately $40,000 due to a patronage dividend we received from CHS during the 2012 period. We had less interest income during our third quarter of 2012 compared to the same period of 2011 due to having less cash on hand during 2012.

Comparison of Nine Months Ended September 30, 2012 and 2011

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$270,291,094	100.0	$311,039,904	100.0

Cost of Goods Sold	267,797,786	99.1	284,776,346	91.6

Gross Profit	2,493,308	0.9	26,263,558	8.4

Operating Expenses	2,074,842	0.8	2,072,988	0.7

Operating Income	418,466	0.2	24,190,570	7.8

Other Income (Expense)	(18,605)	—	(563,129)	(0.2)

Net Income	$399,861	0.1	$23,627,441	7.6

Revenue

Our total revenue for our first nine months of 2012 was approximately 13% less than our total revenue for our first nine months of 2011. For our first nine months of 2012, our total ethanol revenue decreased by approximately 19% compared to our first nine months of 2011. The average price we received for our ethanol during our first nine months of 2012 was approximately 15% less than during our first nine months of 2011. In addition to lower ethanol prices, we had decreased ethanol production which led to a decrease in the number of gallons of ethanol we sold by approximately 4% during our first nine months of 2012 compared to the same period of 2011.

For our first nine months of 2012, our total distiller grains revenue increased by approximately 1% compared to our first nine months of 2011, primarily due to higher distiller grains prices. The average price we received for our dried distiller grains was approximately 14% greater for our first nine months of 2012 compared to the same period of 2011. The average price we received for our modified/wet distiller grains was approximately 29% greater for our first nine months of 2012 compared to the same period of 2011. Due to the fact that we started extracting corn oil from our distillers grains during the 2012 period and we had decreased ethanol production, we sold approximately 11% less tons of distiller grains during our first nine months of 2012 compared to our first nine months of 2011.

Cost of Goods Sold

Our total cost of goods sold decreased by approximately 6% for our first nine months of 2012 compared to our first nine months of 2011. Management attributes this decrease in our total cost of goods sold to slightly lower corn prices during the 2012 period, mainly from our first two fiscal quarters of 2012, along with a decrease in our corn consumption during the 2012 period compared to the 2011 period. The average price we paid per bushel of corn, not including derivative instrument costs, was approximately 2% less during our first nine months of 2012 compared to our first nine months of 2011. We consumed approximately 4% less bushels of corn during our first nine months of 2012 compared to our first nine months of 2011. This decreased consumption was due to our increased operating efficiency and decreased production.

During our first nine months of 2012, the average price we paid per MMBtu of natural gas was approximately 32% lower compared to our first nine months of 2011. Our natural gas consumption was approximately 8% less during our first nine months of 2012 compared to the same period of 2011.

During our first nine months of 2012, we had a realized loss of approximately $6,157,000 and an unrealized loss of approximately $254,000 related to our corn derivative instruments. During our first nine months of 2011, we had a realized loss of approximately $7,119,000 and an unrealized gain of approximately $7,942,000 related to our corn and ethanol derivative instruments. We recognize the gains or losses that result from changes in our ethanol derivative instruments in revenue.

Operating Expenses

Our operating expenses were comparable during our first nine months of 2012 and our first nine months of 2011.

Other Income (Expense)

Our other expense was significantly lower during our first nine months of 2012 compared to the same period of 2011 due to having less interest expense during the 2012 period because of our reduced debt load. Our other income was less during our first nine months of 2012 compared to the same period of 2011 due to a lower CHS patronage dividend during the 2012 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2012.

Balance Sheet Data	September 30, 2012	December 31, 2011
Total current assets	$17,665,670	$23,319,876
Total property and equipment	123,315,020	131,218,450
Total other assets	3,816,724	2,971,781
Total Assets	$144,797,414	$157,510,107

Total current liabilities	$9,487,823	$16,571,192
Total long-term liabilities	6,246,488	246,488
Total members' equity	129,063,103	140,692,427
Total Liabilities and Members' Equity	$144,797,414	$157,510,107

We had less cash on hand at September 30, 2012 compared to December 31, 2011. Our accounts receivable was lower at September 30, 2012 compared to December 31, 2011 due to a reduction in our ethanol netback and the timing of unit train shipments and payments. We had no cash due from our commodities broker at September 30, 2012 compared to December 31, 2011 due to a reduction in the cash value of our corn hedging accounts. We had less prepaid and other assets at September 30, 2012 compared to December 31, 2011 primarily because our natural gas supplier refunded a $400,000 deposit it was holding for us.

Our net property and equipment was lower at September 30, 2012 compared to December 31, 2011 due to depreciation. We had approximately $176,000 in construction in progress at September 30, 2012 related to several small plant upgrade and maintenance projects.

Our other assets were higher at September 30, 2012 compared to December 31, 2011 due to the investment we made in RPMG, our ethanol and corn oil marketer. We continue to amortize our loan fees related to our Home Federal loan as well as certain utility rights associated with our construction of the ethanol plant which reduced the value of our other assets.

Our accounts payable was lower at September 30, 2012 compared to December 31, 2011 primarily due to deferred corn payments that we had outstanding at the end of our 2011 fiscal year which were paid in early January 2012. Our corn related accounts payable typically increases at the end of the year since our corn suppliers frequently seek to defer corn payments until their next tax year. We had a current liability at September 30, 2012 related to cash that we had due to our commodities broker due to cash that we were required to pay into our margin account to offset certain derivative instrument positions we had outstanding. Our current maturities of long-term debt was lower at September 30, 2012 compared to December 31, 2011 because we only had approximately two months of principal payments included in the current portion of our long-term debt at September 30, 2012 compared to approximately eleven months of principal payments at December 31, 2011. We made our final principal payment on our long-term debt on November 1, 2012.

We had significantly higher long-term liabilities at September 30, 2012 compared to December 31, 2011 due to funds we had outstanding on our term revolving line of credit at September 30, 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations, our $20 million long-term revolving loan and our $5 million short-term revolving line of credit. Our credit facilities are described in greater detail below under "Short-Term and Long-

Term Debt Sources." As of September 30, 2012, we had $19 million available pursuant to our revolving loans and approximately $2.2 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months ended September 30, 2012 and 2011:

	2012	2011
Net cash provided by operating activities	$11,032,403	$36,700,318
Net cash (used in) investing activities	(1,496,774)	(3,924,364)
Net cash (used in) financing activities	(12,451,863)	(17,435,148)
Cash at beginning of period	5,153,553	—
Cash at end of period	2,237,319	15,340,806

Cash Flow From Operations

Our operations generated less cash during our first nine months of 2012 compared to the same period of 2011 primarily due to having less net income during the 2012 period along with changes in our accounts payable which used cash during the 2012 period.

Cash Flow From Investing Activities

We used less cash for equipment and construction purchases during our first nine months of 2012 compared to the first nine months of 2011. We used cash in 2011 primarily to install our corn oil extraction equipment. Our capital expenditures during the 2012 period were mainly related to the final payment we made on our corn oil system and installation of second generation relief valves on our fermentation tanks. We also used cash for investments during the 2011 period related to our capital contribution to RPMG. We paid this capital contribution through a small portion of our marketing revenue which was paid to RPMG over time.

Cash Flow From Financing Activities

We used less cash for financing activities during our first nine months of 2012 compared to the same period of 2011. We paid a larger distribution during the 2012 period offset by proceeds we received from our long-term debt. We also made fewer payments on our long-term debt during the 2012 period compared to the same period of 2011. We paid a distribution of more than $12 million during our first nine months of 2012 compared to a distribution of approximately $6.2 million during the comparable period of 2011. We received $6,000,000 in net proceeds from our long-term revolving line of credit which provided us with additional cash. We made $5,550,000 in payments on our long-term debt during the first nine months of 2012 compared to more than $10 million during the same period of 2011.

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

Term Loan

Our term loan was used for the construction and start-up of our ethanol plant. We make equal monthly principal payments in the amount of $616,667 plus accrued interest pursuant to the term loan. All unpaid principal and accrued interest on the term loan was scheduled to be due on July 1, 2014, however, we repaid the balance of this loan early. We have the right to convert up to 50% of the term loan into a fixed rate loan with the consent of Home Federal. The fixed rate loan will bear interest at the one-month London Interbank Offered Rate (LIBOR) that is in effect on the date of conversion plus 275 basis points, or another rate mutually agreed upon by Homeland Energy and Home Federal. If we elect this fixed rate option, the interest rate will not be subject to any adjustments otherwise provided for in the Master Loan Agreement. The remaining portion will bear interest at a rate equal to the one month LIBOR swap rate plus 275 basis points. As of September 30, 2012, we had approximately $1,233,000 outstanding on our term loan which accrued interest at a rate of 2.981% per year. We made our final payment on our term loan on November 1, 2012.

Long-Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 275 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. As of September 30, 2012, we had $6,000,000 outstanding on our term revolving loan and $19 million available to be drawn. Interest accrued on our term revolving loan as of September 30, 2012 at a rate of 2.981% per year.

Short-Term Revolving Line of Credit

We have a $5 million short-term revolving line of credit with Home Federal. This short-term line of credit has a maturity date of July 1, 2013. Our ability to draw funds on the short-term revolving line of credit is limited by a borrowing base calculation. We can borrow up to the lesser of $5 million or an amount equal to 75% of our eligible accounts receivable plus 75% of our eligible inventory, as defined in our amended credit agreements. We agreed to pay interest on this short-term revolving line of credit at the greater of 4% or 340 basis points above the one month LIBOR. As of September 30, 2012, we had $0 outstanding on our short-term line of credit and $5 million available to be drawn. If we had an amount outstanding on our short-term line of credit, it would have accrued interest at the minimum interest rate of 4% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of September 30, 2012, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement as of December 31, 2011 was $100 million. Our tangible net worth requirement increases by $5 million annually until 2012 when we are required to have tangible net worth of $105 million. We are required to maintain this $105 tangible net worth until the maturity date of our loans. As of September 30, 2012, we had tangible net worth of approximately $129 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of September 30, 2012, we had working capital of approximately $28 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Should we default on any of our obligations pursuant to the Home Federal loans, Home Federal may terminate its commitment to provide us funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable. Events of default include the failure to make payments when due, our insolvency, any material adverse change in our financial condition or the breach of any of the covenants, representations or warranties we have made in the loan agreements.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at September 30, 2012 and December 31, 2011.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loan which bear variable interest rates. As of September 30, 2012, we had approximately $7,233,000 outstanding on our variable interest rate loans and interest accrued at a rate of 2.981%. Our variable interest rates are calculated by adding 275 basis points to the one month LIBOR. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2012, would be approximately $17,000.

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

As of September 30, 2012, we had price protection in place for approximately 11% of our anticipated corn needs for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,200,000	MMBTU	10%	$(992,000)
Ethanol	120,000,000	Gallons	10%	(25,680,000)
Corn	40,000,000	Bushels	10%	(31,600,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the

Management's Discussion and Analysis section for the fiscal year ended December 31, 2011, included in our annual report on Form 10-K.

Recent increases in corn prices have led to tight operating margins which may make ethanol production unprofitable. Due to unfavorable weather conditions, corn prices have recently increased significantly. These unfavorable weather conditions have led to a smaller than expected corn harvest in the fall of 2012. This, along with smaller corn carryover in the last two crop years and higher export demand for corn has led to higher corn prices and increased price volatility. The price of ethanol has not kept pace with rising corn prices which has resulted in tighter operating margins in the ethanol industry. These tighter operating margins have caused some ethanol producers to reduce production or cease operating altogether. We are also facing tighter operating margins which have reduced our net income. While management believes that it is still favorable for us to operate the ethanol plant, if conditions in the ethanol industry deteriorate, we may be forced to reduce production or cease operating altogether. This could negatively impact the value of our units.

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

If the ethanol use requirement of the Federal Renewable Fuels Standard ("RFS") is reduced or eliminated, it may negatively impact our profitability. The RFS requires that an increasing amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol we produce, can be used to meet a portion of the RFS requirement. In August 2012, governors from eight states petitioned the EPA for a waiver of the RFS requirement. The EPA is currently considering this waiver request. If the EPA decides to waive the RFS requirement, it may lead to a significant decrease in ethanol demand which could negatively impact our profitability and the value of our units.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.
(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 9, 2012	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2012	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)