Form 10-K
period 2012-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2013-02-22
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24, Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2012, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,777,000.

As of February 22, 2013, there were 90,445 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price volatility of corn and natural gas;

•	Decreases in the market price of ethanol, distiller grains and corn oil;

•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Our ability to continue to satisfy the financial covenants contained in our credit agreements with our lender;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry;

•	Overcapacity within the ethanol industry;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel; and

•	Competition in the ethanol industry from alternative fuels.

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

AVAILABLE INFORMATION

Information about us is also available on our website at www.homelandenergysolutions.com, under "Investor Relations - SEC Filings," which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1.    BUSINESS.

Business Development

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," "Homeland" or "Homeland Energy Solutions") is an Iowa limited liability company. We were formed on December 7, 2005 to build and operate a 100 million gallon per year ethanol plant located near Lawler, Iowa. The primary products produced at the plant are ethanol, distiller grains and corn oil. We commenced production on April 4, 2009. The ethanol plant is currently operating at a rate in excess of its nameplate production capacity of 100 million gallons of ethanol per year.

We have a marketing agreement with Renewable Products Marketing Group, Inc. ("RPMG"), a professional third party marketer, which is the sole marketer of our ethanol and corn oil. We are an equity owner of RPMG, LLC ("RPMG, LLC") which allows us to realize favorable marketing fees and transparency in the sale of our ethanol and corn oil. On August 27, 2012, we executed an amended ethanol marketing agreement with RPMG. The Member Amended and Restated Ethanol Marketing Agreement (the "RPMG Agreement") was effective starting on October 1, 2012. Prior to October 1, 2012, we continued to market our ethanol through RPMG pursuant to our previous ethanol marketing agreement. The RPMG Agreement changes the manner in which certain costs and capital requirements are allocated between the owners of RPMG, LLC. Further, the RPMG Agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The term of the RPMG Agreement is perpetual, until it is terminated. The primary reasons the RPMG Agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of the RPMG Agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the RPMG Agreement. Notwithstanding our right to terminate the RPMG Agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination, we would accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If the RPMG Agreement is terminated, it would trigger a redemption by RPMG, LLC of our ownership interest in RPMG, LLC.

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

Principal Products

The principal products that we produce are ethanol, distiller grains and corn oil. We did not commence production of corn oil until the fourth quarter of our 2011 fiscal year. Therefore, our corn oil revenue during our 2011 fiscal year is not indicative of what we expect for an entire year. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Ethanol	77%	82%	85%
Distiller Grains	20%	17%	15%
Corn Oil	3%	1%	—

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. The principal purchasers of our ethanol are wholesale gasoline blenders and refiners.

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

Distiller Grains

The principal co-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. We produce two forms of distiller grains: Modified/Wet Distiller Grains ("MWDG") and Distiller Dried Grains with Solubles ("DDGS"). MWDG is processed corn mash that has been dried to approximately 50% moisture. MWDG has a shelf life of approximately seven days and is often sold to nearby markets. DDGS is processed corn mash that has been dried to approximately 10% moisture. It has a longer shelf life and may be sold and shipped to any market, regardless of its vicinity to our ethanol plant. We market nearly all of our distiller grains as DDGS.

Corn Oil

In October 2011, we commenced operating our corn oil extraction equipment. The corn oil extraction equipment we installed allows us to remove some of the corn oil contained in our distiller grains and sell the corn oil separately. The corn oil that we are capable of producing is not food grade corn-oil and it cannot be used for human consumption. The primary uses of the corn oil that we produce are for animal feed, industrial uses and biodiesel production.

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

Our ethanol, distiller grains and corn oil are primarily sold in the United States. However, as domestic production of ethanol and distiller grains continue to expand, we anticipate increased international sales of these products. Currently, the United States ethanol industry exports a significant amount of distiller grains to Mexico, Canada and China. Management anticipates that demand for distiller grains in the Asian market may continue to increase in the future as distiller grains are used in animal feeding operations in China. In June 2012, the Chinese dropped an anti-dumping investigation that was started in 2010 without imposing a tariff on distiller grains produced in the United States. Management anticipates that this will clear the way for increased distiller grains exports to China.

During our 2011 fiscal year, the ethanol industry experienced increased ethanol exports to Europe and Brazil. These ethanol exports benefited ethanol prices in the United States. In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation due to the fact that the VEETC blenders credit had expired. However, the European Union decided to impose a 9.6% tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. Ethanol exports to Europe decreased during 2012 due to higher ethanol prices in the United States.

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

Ethanol Distribution

Effective May 1, 2011, we switched ethanol marketers from Green Plains Trade Group LLC to RPMG. As part of the change in marketers, we became an owner of RPMG, LLC which allows us to receive more favorable ethanol marketing fees and to share in the profits generated by RPMG, LLC. We have an exclusive arrangement with RPMG where we will only sell the ethanol that we produce through RPMG. Since May 1, 2011, RPMG has been responsible for coordinating the distribution of all of our ethanol. We pay RPMG a fee based on RPMG's cost to market and sell our ethanol. The ethanol marketing agreement will continue until it is terminated according to the terms of the agreement.

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

Corn Oil Distribution

In July 2011, we entered into a Corn Oil Marketing Agreement with RPMG. We have an exclusive marketing arrangement with RPMG where it will market all of the corn oil that we produce. We agreed to pay RPMG a commission based on each pound of corn oil that RPMG sells on our behalf. We also agreed to pay certain costs associated with RPMG marketing our corn oil. The initial term of the corn oil marketing agreement is for one year and the agreement automatically renews for additional one year terms unless written notice is given, either by us or RPMG, at least ninety days prior to the expiration of the current term of the agreement.

New Products and Services

We did not introduce any new products or services during our 2012 fiscal year.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers and raw material suppliers. As of February 5, 2013, the Renewable Fuels Association estimates that there are 211 ethanol production facilities in the United States with capacity to produce approximately 14.7 billion gallons of ethanol per year. According to RFA estimates, approximately 13% of the ethanol production capacity in the United States was not operating as of February 5, 2013. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Market
Archer Daniels Midland	1,720	—	12%
POET Biorefining	1,629	—	11%
Valero Renewable Fuels	1,130	—	8%
Green Plains Renewable Energy	730	—	5%

Updated: February 5, 2013

The products that we produce are commodities. Since our products are commodities, there are typically no significant differences between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. As a result, competition in the ethanol industry is primarily based on price and consistent quality.

We have experienced increased competition from oil companies who have started purchasing ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices. The drought that occurred during the summer of 2012 led to some areas of the United States with very poor corn crops and other areas with plentiful corn crops. Ethanol producers that own production facilities in different areas of the United States may reduce their risk of experiencing higher feedstock prices due to localized corn shortages.

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011, along with higher ethanol prices during 2012. This increased competition from ethanol imports may have negatively impacted demand for ethanol produced in the United States which management believes led to lower operating margins in 2012.

Sources and Availability of Raw Materials

Corn Supply

The major raw material required to produce ethanol, distiller grains and corn oil at our plant is corn. The ethanol plant is currently operating at a rate in excess of its nameplate capacity. We anticipate that we will require approximately 44 million bushels of corn per year to produce approximately 126 million gallons of ethanol per year. We buy as much corn as possible from local grain elevators and farmers. Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During 2012, many of the corn producing regions of the United States experienced drought conditions which negatively impacted corn yields and resulted in a significant increase in corn prices. The effect of the drought may have been worse if the United States had not planted a record number of corn acres in 2012. The decreased corn yield has increased competition for corn. While management believes that we will be able to secure enough corn to operate the ethanol plant during our 2013 fiscal year, the price we may have to pay to secure the corn we need may not allow us to operate profitably. Further, we continue to have concerns regarding the effect that corn quality will have on our operating efficiency. Management anticipates continued high corn prices during our 2013 fiscal year. These high corn prices may continue beyond our 2013 fiscal year depending on the condition of the corn crop during the 2013 growing season. Regardless of the condition of the corn crop during the 2013 growing season, management anticipates that corn prices will continue to be volatile as the market seeks to ration the corn supply throughout our 2013 fiscal year.

Commodities Account

In an attempt to minimize the effects of the volatility of corn costs on our profitability, we have two commodities trading accounts with ADM Investor Services, Inc. ("ADMIS"). In addition, we have a commodities manager who manages our corn procurement activities. ADMIS serves as our broker for the purchase and sale of commodity futures contracts for corn, and enters into transactions and exercises commodity options for our account in accordance with our instructions. We are required to maintain adequate margins in our accounts, and if we do not maintain adequate margins, ADMIS may close out any of our positions or transfer funds from our other accounts to cover the margin.

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

Seasonality of Sales

We experience some seasonality of demand for our ethanol, distiller grains and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distiller grains demand during the summer months due to natural depletion in the size of herds at cattle feed lots and when the animals are turned out to pasture or are slaughtered. Further, we expect some seasonality of demand for our corn oil since a major corn oil user is biodiesel plants which typically reduce production during the winter months.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal. For our 2013 fiscal year, our primary capital project is installation of additional corn storage capacity. In addition, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2013 fiscal year and beyond.

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

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The primary federal policy that supports the ethanol industry is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. However, the RFS requirement for corn-based ethanol, such as the ethanol we produce, is capped at 15 billion gallons starting in 2015. For 2012, the RFS for corn-based ethanol was approximately 13.2 billion gallons. Current ethanol production capacity exceeds the 2012 RFS requirement which can be satisfied by corn based ethanol. The RFS for 2013 for corn-based ethanol is 13.8 billion gallons.

Many in the ethanol industry believe that it will not be possible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed before E15 became widely available. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 could be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in June 2012, the EPA issued its final approval for sales of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. In addition, sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

In August 2012, governors from six states filed formal requests with the EPA to waive the requirements of the RFS. The waiver request was denied by the EPA on November 16, 2012 so the RFS remains in effect. However, management anticipates that the groups supporting the waiver will increase their efforts to have Congress repeal the RFS since the waiver request failed. While management does not anticipate that efforts to repeal the RFS will be successful due to the composition of the Congress, it is possible that the RFS could be adjusted by Congress in the future which could negatively impact the ethanol industry.

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which is frequently referred to as the blenders' credit. The blenders' credit for ethanol expired on December 31, 2011 and was not renewed. The ethanol blenders' credit provided a tax credit of 45 cents per gallon of ethanol that was blended with gasoline. In the past, VEETC may have resulted in fuel blenders using more ethanol than was required pursuant to the RFS which may have increased demand for ethanol. Management believes that despite the expiration of VEETC, ethanol demand will be maintained provided the ethanol use requirement of the RFS continues. However, fuel blenders may only use enough ethanol to meet the RFS requirement, as opposed to blending additional ethanol that is not required by the RFS, without this federal tax incentive.

State Ethanol Supports

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa. One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009 and increasing incrementally to 25% renewable fuels by 2019. This is expected to be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa. This legislation could increase local demand for ethanol and may increase the local price for ethanol. In 2011, the Iowa legislature increased the E85 tax credit to 18 cents per gallon, created an E15 tax credit of 3 cents per gallon from 2011 until 2014, decreasing to 2.5 cents per gallon from 2015 until 2017 and waived the misfueling liability for retailers. These changes were intended to encourage the use of higher level blends of ethanol in Iowa.

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

In the past, United States ethanol production was benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Due in part to the elimination of the tariff imposed on ethanol imported into the United States, ethanol imports have increased significantly during our 2012 fiscal year. These ethanol imports have increased the ethanol supply in the United States which has negatively impacted ethanol prices. Further, these ethanol imports have come at a time when ethanol demand has been lower which has magnified the negative impact of these ethanol imports.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis. Many in the ethanol industry believe that the lifecycle greenhouse gas analysis used by California unfairly impacts corn based ethanol. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional. This ruling halted implementation of the California LCFS for a period of time. However, in April 2012, a federal appeals court reviewing the case decided to allow California to continue to implement the LCFS until the federal court of appeals could decide the case. Oral arguments regarding the constitutionality of the California LCFS were presented to the federal appeals court on October 16, 2012 and a decision is expected in the near future. The California LCFS may prevent us from selling our ethanol in California. California represents a significant ethanol demand market. If we are unable to sell our ethanol in California, it may negatively impact our ability to profitably operate the ethanol plant.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2012, we incurred costs and expenses of approximately $165,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $100,000 for compliance with environmental laws for our fiscal year ended December 31, 2013.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Employees

As of December 31, 2012, we had 42 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2012, 2011 and 2010 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our marketers. Our marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distiller grains are exported to Mexico, Canada and China and the United States ethanol industry exported significant amounts of ethanol to Canada, Europe and Brazil. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

Recent increases in corn prices have led to tight operating margins which may make ethanol production unprofitable. Due to unfavorable weather conditions, corn prices have recently increased significantly. These unfavorable weather conditions led to a smaller than expected corn harvest in the fall of 2012. This, along with smaller corn carryover in the last two crop years and export demand for corn has led to higher corn prices and increased price volatility. The price of ethanol has not kept pace with rising corn prices which has resulted in tighter operating margins in the ethanol industry. These tighter operating margins have caused some ethanol producers to reduce production or cease operating altogether. We are also facing tighter operating margins which have reduced our net income. While management believes that it is still favorable for us to operate the ethanol plant, if conditions in the ethanol industry deteriorate, we may be forced to reduce production or cease operating altogether. This could negatively impact the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. Due to tighter corn supplies, many ethanol producers are experiencing difficulty securing the corn they require to operate. This may result in some ethanol producers reducing or terminating production, even if operating margins are favorable, due to the lack of corn availability. Due to our proximity to the Mississippi river, many corn producers in our area are selling corn into the export market and shipping the corn by barge down the Mississippi river. This has increased the price we have to pay for corn and may reduce the number of bushels that we can purchase. If we are unable to secure the corn we require to continue to operate the ethanol plant, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

If the ethanol use requirement of the Federal Renewable Fuels Standard ("RFS") is reduced or eliminated, it may negatively impact our profitability. The RFS requires that an increasing amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol we produce, can be used to meet a portion of the RFS requirement. In August 2012, governors from six states petitioned the EPA for a waiver of the RFS requirement. While the EPA denied the waiver request on November 16, 2012, management anticipates that opponents of the RFS will continue their efforts to repeal the RFS, either through lawsuits or actions by Congress. If ethanol's opponents are successful in reducing or eliminating the RFS, it may lead to a significant decrease in ethanol demand which could negatively impact our profitability and the value of our units.

Our profitability is dependent on a positive spread between the price we receive for our products and the raw material costs required to produce our products. Practically all of our revenue is derived from the sale of our ethanol, distiller grains and corn oil. Our primary raw material costs are related to corn costs and natural gas costs. Our profitability depends on a positive spread between the market price of the ethanol, distiller grains and corn oil we produce and the raw material costs related to these products. While ethanol, distiller grains and corn oil prices typically change in relation to corn prices, this correlation may not always exist. In the event the prices of our products decrease at a time when our raw material costs are increasing, we may not be able to profitably operate the ethanol plant. In the event the spread between the price we receive for our products and the raw material costs associated with producing those products is negative for an extended period of time, we may fail, which could negatively impact the value of our units.

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

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. Our Chief Executive Officer is provided by Golden Grain Energy pursuant to the Management Services Agreement. The Management Services Agreement can be terminated on thirty days notice in certain circumstances. Further, our employees may decide to end their employment with us. If the Management Services Agreement is terminated or one or more of our management employees terminate their employment, either with us or Golden Grain Energy, we may not be able to replace these individuals. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment. Any loss of these managers or key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

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

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 134 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Recently, the EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas of the country which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial scale cellulosic ethanol plants. This has encouraged innovation and has led to several companies who are in the process of building commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of February 5, 2013, there are 211 ethanol plants in the United States with capacity to produce approximately 14.7 billion gallons of ethanol per year. In addition, there are 5 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 158 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 13% of the ethanol production capacity in the United States was idled as of February 5, 2013. Further, ethanol demand may not increase past approximately 13.4 billion gallons of ethanol due to the blend wall unless higher percentage blends of ethanol are approved by the EPA for use in all standard (non-flex fuel) vehicles. While the United States is currently exporting some ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

Competition from the advancement of alternative fuels may lessen demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, and electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes or based on perceived issues related to the use of corn as the feedstock to produce ethanol may affect demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Some also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. Further, some consumers object to the fact that ethanol is produced using corn as the feedstock which these consumers perceive as negatively impacting food prices. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in vehicles. If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

The Federal Volumetric Ethanol Excise Tax Credit ("VEETC") expired on December 31, 2011 and its absence could negatively impact our profitability. The ethanol industry has historically been benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit expired on December 31, 2011. Management believes that without the ethanol blenders' credit, fuel blenders will stop blending more ethanol than is required by the Federal Renewable Fuels Standard as these fuel blenders have done in the past. This decrease in what is called discretionary blending may lead to decreased ethanol demand which could negatively impact our profitability and the value of our units.

The Secondary Tariff on Imported Ethanol expired on December 31, 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire on December 31, 2011. This secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol produced in certain foreign countries. This made the United States a favorable market for foreign ethanol producers to export ethanol, especially in areas of the United States which are served by international shipping ports. Ethanol imports increased significantly during 2012. This increase in ethanol imports resulted in lower demand for domestically produced ethanol. Management believes that the increase in ethanol imports may have resulted in less favorable operating margins during 2012 which negatively impacted our operations. These ethanol imports may continue which could decrease our ability to profitably operate the ethanol plant and may reduce the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While implementation of the California LCFS was delayed by a court ruling that the law is unconstitutional, the effect of this ruling was appealed by the State of California. The federal appeals court which is reviewing the California LCFS has allowed enforcement to continue until the court of appeals decides the case. Any decrease in ethanol demand as a result of the California LCFS regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

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

All of our tangible and intangible property, real and personal, serves as the collateral for our debt financing with Home Federal Savings Bank, which is described below under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources."

ITEM 3. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of February 22, 2013, we had 90,445 units outstanding and approximately 1,255 total members.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2011	$850	$1,000	$925	50
Second Quarter 2011	$850	$1,000	$925	390
Third Quarter 2011	$800	$900	$850	217
Fourth Quarter 2011	$875	$1,000	$938	320
First Quarter 2012	$938	$1,200	$1,069	235
Second Quarter 2012	$1,100	$1,150	$1,125	125
Third Quarter 2012	$1,000	$1,200	$1,100	300
Fourth Quarter 2012	$1,000	$1,025	$1,013	56

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

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2011	$875	$1,000	$938	334
Second Quarter 2011	$875	$1,243	$1,059	557
Third Quarter 2011	$875	$1,200	$1,038	210
Fourth Quarter 2011	$900	$1,200	$1,050	80
First Quarter 2012	$1,150	$1,150	$1,150	75
Second Quarter 2012	$1,400	$1,400	$1,400	25
Third Quarter 2012	$1,000	$1,250	$1,125	296
Fourth Quarter 2012	$995	$995	$995	70

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2011	$850	$850	$850	40
Second Quarter 2011	$—	$—	$—	—
Third Quarter 2011	$—	$—	$—	—
Fourth Quarter 2011	$950	$975	$963	75
First Quarter 2012	$1,000	$1,100	$1,050	95
Second Quarter 2012	$1,050	$1,100	$1,075	45
Third Quarter 2012	$—	$—	$—	—
Fourth Quarter 2012	$—	$—	$—	—

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

Distributions

Our board of directors paid a distribution of $79 per membership unit in September 2011. Our board of directors paid a distribution of $133 per membership unit in April 2012. Our board of directors has discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility and restrictions under Iowa law. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2010, 2009 and 2008 and the selected income statement data and other financial data for the years ended December 31, 2009 and 2008 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of December 31, 2012 and 2011 and the selected income statement data and other financial data for each of the years in the three year period ended December 31, 2012 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	2012	2011	2010	2009	2008
Total Revenue	$359,242,777	$419,312,560	$254,480,111	$161,855,910	$—
Net Income	494,765	36,353,768	11,030,809	15,640,375	95,702
Net Income Per Unit	5.47	401.94	120.63	171.04	1.05
Distributions Declared Per Unit	133	79	68	—	—
Total Assets	141,847,168	157,089,094	172,675,061	182,519,688	153,056,618
Long-term Liabilities	1,268,793	246,488	33,101,406	62,263,911	51,636,807
Members' Equity	129,373,617	140,692,427	112,483,814	107,603,266	91,962,890

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal Years Ended December 31, 2012 and 2011

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$359,242,777	100.0	$419,312,560	100.0

Cost of Goods Sold	356,064,736	99.1	379,166,073	90.4

Gross Profit	3,178,041	0.9	40,146,487	9.6

Operating Expenses	2,758,898	0.8	2,764,369	0.7

Operating Income	419,143	0.1	37,382,118	8.9

Other Income (Expense)	75,622	—	(1,028,350)	(0.2)

Net Income	$494,765	0.1	$36,353,768	8.7

Revenue

Our total revenue for our 2012 fiscal year was approximately 14% less than our total revenue for our 2011 fiscal year. Management attributes this decrease in revenue with decreased ethanol revenue due to lower ethanol prices and lower ethanol production during the 2012 period, offset by an increase in corn oil revenue during our 2012 fiscal year compared to our 2011 fiscal year. Our revenue is presented in our financial statements, net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

For our 2012 fiscal year, our total ethanol revenue decreased by approximately 20% compared to our 2011 fiscal year due to lower ethanol prices and decreased ethanol production. The average price we received for our ethanol during our 2012 fiscal year was approximately 14% less than during our 2011 fiscal year. Management attributes this decrease in ethanol prices with lower ethanol demand along with comparably higher ethanol supply and imports. In addition, gasoline demand was lower during our 2012 fiscal year compared to our 2011 fiscal year due to higher prices. Since ethanol is primarily blended with gasoline at a rate of 10% ethanol and 90% gasoline, when gasoline demand decreases, ethanol demand decreases comparably. In addition, management believes that a significant amount of excess ethanol was produced during the fourth quarter of 2011 which allowed fuel blenders to take advantage of the expiring VEETC blenders' credit. This additional production resulted in decreased ethanol demand during our 2012 fiscal year.

Management anticipates that ethanol prices will be stronger during the second quarter of our 2013 fiscal year due to increased ethanol demand and anticipated reductions in ethanol imports. However, management anticipates increased ethanol imports during the third quarter of our 2013 fiscal year which could negatively impact ethanol prices during that time. Further, management anticipates that gasoline prices will play a significant role in gasoline demand during our 2013 fiscal year which could impact ethanol prices and demand. Management anticipates continued volatility in ethanol prices as supply and demand factors interact during our 2013 fiscal year.

In addition to lower ethanol prices, we sold approximately 6% less gallons of ethanol during our 2012 fiscal year compared to the same period of 2011. Due to the poor weather conditions during the 2012 growing season, securing corn at prices that would allow us to operate profitably has been difficult. As a result, we reduced production at our ethanol plant and focused on operating as efficiently as possible in order to maximize the amount of ethanol that we could produce per bushel of corn. In addition, we had a longer scheduled maintenance shutdown during our third quarter of 2012 compared to the same period of 2011 which further reduced our ethanol production. Management anticipates that ethanol production during our 2013 fiscal year will be comparable to our 2012 fiscal year, provided that we can secure enough corn at prices that allow us to profitably operate the ethanol plant.

Our total distiller grains revenue was comparable during our 2012 fiscal year and the same period of 2011. We sold approximately 14% less tons of distiller grains during our 2012 fiscal year compared to the same period of 2011 due to the fact that we were separating the corn oil from our distiller grains during the 2012 period which results in decreased tons of distiller grains produced. We also produced less ethanol during our 2012 fiscal year compared to the same period of 2011 which resulted in decreased distiller grains production. Offsetting the decreased distiller grains production was an increase in the average prices we received for our distiller grains during our 2012 fiscal year compared to the same period of 2011. The average price we received per ton of modified/wet distiller grains sold increased by approximately 29% during our 2012 fiscal year compared to the same period of 2011. The average price we received per ton of dried distiller grains sold increased by approximately 17% during our 2012 fiscal year compared to the same period of 2011. Management attributes these higher distiller grains prices to higher corn prices and decreased corn supplies. Since distiller grains are typically used as an animal feed substitute for corn, when corn prices increase, the market price of distiller grains typically increases. Management anticipates continued strong distiller grains demand due to higher market corn prices and tight corn supplies which management believes could continue into the foreseeable future.

We had significantly more revenue from corn oil sales during our 2012 fiscal year compared to the same period of 2011, primarily due to the fact that we had a full year of corn oil production during 2012 and only one quarter of production during 2011. Management believes that the revenue we receive from corn oil sales more than offsets the decreased revenue we experience due to selling less tons of distiller grains. Management anticipates strong corn oil demand during our 2013 fiscal year due to the fact that certain federal incentives to produce biodiesel were recently passed. Management believes that these incentives will result in increased biodiesel production during our 2013 fiscal year which may increase demand for corn oil since one of the primary uses for our corn oil is as feedstock for biodiesel production.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was approximately 6% less during our 2012 fiscal year compared to the same period of 2011 due to decreased corn consumption and lower natural gas costs. The average price we paid per bushel of corn, without taking into account derivative instruments, was approximately 3% higher during our 2012 fiscal year compared to our 2011 fiscal year. We also had a larger realized and unrealized loss on our derivative instruments during our 2012 fiscal year compared to the same period of 2011. Management attributes this increase in our realized/unrealized loss on our derivative instruments to the significant volatility in the corn market that we experienced during our 2012 fiscal year. Losses, both realized and unrealized, that we experience on our derivative instruments increase our cost of goods sold. Management believes that due to tight corn supplies and unfavorable weather during the 2012 growing season, the corn market was extremely volatile as it tried to ration the corn supply until the 2012 harvest. Further, due to the poor condition of the 2012 corn crop in certain parts of the country, some producers held on to corn that was harvested in the fall of 2011 in order to meet delivery obligations related to the 2012 harvest. Management anticipates battling higher corn prices and tight corn supplies for the rest of our 2013 fiscal year. Without a significant increase in corn supplies or a significant decrease in corn demand, management anticipates continued high corn prices and a volatile corn market into the foreseeable future.

We purchased approximately 8% less bushels of corn during our 2012 fiscal year compared to our 2011 fiscal year. Management attributes this decrease in corn consumption with decreased production during the 2012 period along with the fact that we are operating the ethanol plant in a manner than maximizes the amount of ethanol that we can produce from each bushel of corn used. Management anticipates that our corn consumption will be comparable during our 2013 fiscal year to our 2012 fiscal year.

Despite the recent increases in commodity prices, natural gas prices have fallen. During our 2012 fiscal year, the average price we paid per MMBtu of natural gas was approximately 25% lower compared to our 2011 fiscal year. Management attributes this decrease in natural gas prices to large natural gas supplies and continued increases in natural gas production. Management anticipates that natural gas prices will remain relatively stable during our 2013 fiscal year due to fundamental supply and demand conditions in the natural gas market. We expect higher natural gas prices during winter months due to annual increases in natural gas transportation costs. In addition to the decrease in natural gas prices was a decrease in our total natural gas consumption of approximately 9% during our 2012 fiscal year compared to the same period of 2011. This decrease in natural gas consumption was due to greater plant efficiencies and less tons of distiller grains produced.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we opened commodities trading accounts. In addition, we have a commodities manager who manages our corn procurement activities. Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. During our 2012 fiscal year, we had a realized loss of approximately $3,914,000 and an unrealized loss of approximately $239,000 related to our corn derivative instruments. During our 2011 fiscal year, we had a realized loss of approximately $562,000 and an unrealized loss of approximately $311,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 44 million bushels of corn per year. As of December 31, 2012, we had risk management positions in place for approximately 12% of our corn needs for the next 12 months.

Operating Expenses

Our operating expenses were slightly lower during our 2012 fiscal year compared to our 2011 fiscal year due to a decrease in computer and software expenses, the upkeep of our buildings and grounds, office expenses, and the amount of our bonus accrual for management.

Other Income (Expense)

Our other expense was significantly lower during our 2012 fiscal year compared to the same period of 2011 due to having less interest expense during the 2012 period because of our reduced debt load. We also had more revenue due to a patronage dividend we received from CHS during the 2012 period. We had less interest income during our 2012 fiscal year compared to the same period of 2011 due to having less cash on hand during 2012.

Comparison of Fiscal Years Ended December 31, 2011 and 2010

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$419,312,560	100.0	$254,480,111	100.0

Cost of Goods Sold	379,166,073	90.4	239,311,226	94.0

Gross Profit	40,146,487	9.6	15,168,885	6.0

Operating Expenses	2,764,369	0.7	2,198,314	0.9

Operating Income	37,382,118	8.9	12,970,571	5.1

Other (Expense)	(1,028,350)	(0.2)	(1,939,762)	(0.8)

Net Income	$36,353,768	8.7	$11,030,809	4.3

Revenue

Our total revenue was higher during our 2011 fiscal year compared to our 2010 fiscal year due to increased production at the ethanol plant and higher average prices for the products we sold. We also started marketing corn oil during our 2011 fiscal year which resulted in increased revenues.

During our 2011 fiscal year, our total ethanol revenue increased by approximately 60% compared to our 2010 fiscal year. This increase in ethanol revenue was primarily due to higher average prices received for our ethanol along with increased ethanol sales during our 2011 fiscal year. The average price we received per gallon of ethanol sold was approximately 48% higher during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this increase in ethanol prices with higher market corn and gasoline prices which both positively impacted market ethanol prices. Further, we sold approximately 9% more gallons of ethanol during our 2011 fiscal year compared to our 2010 fiscal year.

During our 2011 fiscal year, our total distiller grains revenue increased by approximately 82% compared to our 2010 fiscal year. We sold approximately 6% more tons of distiller grains during our 2011 fiscal year compared to our 2010 fiscal year due to increased production during the 2011 period. In addition, we sold more of our distiller grains in the dried form due to market conditions that favored the sale of DDGS compared to MWDG. DDGS typically sell at a premium price compared to MWDG. The average price we received per ton of DDGS was approximately 69% greater during our 2011 fiscal year compared to our 2010 fiscal year. The average price we received per ton of MWDG was approximately 131% greater during our 2011 fiscal year compared to our 2010 fiscal year. Despite the larger increase in MWDG prices, DDGS prices are still significantly higher on a per-ton sold basis. Management attributed this increase in distiller grains prices with higher corn prices and increased demand from the domestic market along with exports to Vietnam and Mexico.

Cost of Goods Sold

During our 2011 fiscal year, our cost of goods sold was approximately 90% of our total revenue compared to approximately 94% of our total revenue during our 2010 fiscal year. We attribute this change in the overall percentage of our cost of goods sold compared to our total revenue during our 2011 fiscal year compared to our 2010 fiscal year with increased total revenue and more favorable operating margins during our 2011 fiscal year.

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

During our 2011 fiscal year, we had a realized loss of approximately $562,000 and an unrealized loss of approximately $311,000 related to our corn derivative instruments which increased our costs of goods sold. During our 2010 fiscal year, we had a realized loss of approximately $4,845,000 and an unrealized loss of approximately $4,409,000 related to our corn and natural gas derivative instruments which decreased our gross margin by increasing our cost of goods sold.

Operating Expense

Our operating expenses increased by approximately 26% during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this primarily to an increase in our dues and subscriptions, legal and director fees, ongoing upkeep of our building and grounds, computer and software expense and an employee bonus accrual.

Other Income (Expense)

Our other expenses decreased by approximately 47% during our 2011 fiscal year compared to our 2010 fiscal year primarily due to a significant decrease in our interest expense as we reduced the principal balance of our long-term debt. We had less interest income during our 2011 fiscal year compared to our 2010 fiscal year due to having less cash on hand and lower interest rates for our money market accounts. During our 2010 fiscal year, we were required to maintain $10 million in a restricted cash account with our lender which accrued interest. Our lender released these funds during our 2010 fiscal year and we used them to repay a part of our long-term debt.

Changes in Financial Condition for the Fiscal Year Ended December 31, 2012.

Balance Sheet Data	December 31, 2012	December 31, 2011
Total current assets	$17,402,396	$22,898,863
Total property and equipment	121,150,465	131,218,450
Total other assets	3,294,307	2,971,781
Total Assets	$141,847,168	$157,089,094

Total current liabilities	$11,204,758	$16,150,179
Total long-term liabilities	1,268,793	246,488
Total members' equity	129,373,617	140,692,427
Total Liabilities and Members' Equity	$141,847,168	$157,089,094

We had less cash on hand at December 31, 2012 compared to December 31, 2011. The values of our accounts receivable and inventory were lower at December 31, 2012 compared to December 31, 2011 due to lower ethanol prices at the end of 2012. We had less prepaid and other assets at December 31, 2012 compared to December 31, 2011 due to the fact that the Company was no longer required to make a winter deposit with its natural gas provider. The value of our derivative instruments was lower at December 31, 2012 compared to December 31, 2011 due to having a smaller derivative position at the end of 2012.

Our net property and equipment was lower at December 31, 2012 compared to December 31, 2011 due to depreciation. We had approximately $140,000 in construction in progress at December 31, 2012 related to the construction of a CIP caustic skid and plant safety upgrades.

Our other assets were higher at December 31, 2012 compared to December 31, 2011 due to the investment we made in RPMG, LLC, an affiliate of our ethanol and corn oil marketer. We continue to amortize our loan fees related to our Home Federal loan as well as certain utility rights associated with construction of the ethanol plant which reduced the value of our other assets.

Our accounts payable was higher at December 31, 2012 compared to December 31, 2011 primarily due to increased deferred corn payments at the end of our 2012 fiscal year compared to the end of our 2011 fiscal year. These deferred corn payments are typically made shortly after the end of our fiscal years. Our corn related accounts payable typically increases at the end of the year since our corn suppliers frequently seek to defer corn payments until their next tax year. We had less payroll payable at the end of our 2012 fiscal year compared to the end of our 2011 fiscal year due to the timing of our normal payroll cycle and a decrease in employee bonuses. We had no current maturities of long-term debt as of December 31, 2012 because we made our final payment on our long-term debt in November 2012.

We had higher long-term liabilities at December 31, 2012 compared to December 31, 2011 due to an outstanding balance on our term revolving line of credit at December 31, 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations, our $20 million long-term revolving loan and our $5 million short-term revolving line of credit. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2012, we had $24 million available pursuant to our revolving loans and approximately $2.1 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Net cash provided by operating activities	$16,596,775	$59,724,423
Net cash (used in) investing activities	(1,856,031)	(4,970,163)
Net cash (used in) financing activities	(17,812,518)	(49,600,707)
Cash at beginning of period	5,153,553	—
Cash at end of period	2,081,779	5,153,553

Cash Flow From Operations

Our operations generated less cash during our 2012 fiscal year compared to the same period of 2011, primarily due to having significantly less net income during the 2012 period.

Cash Flow From Investing Activities

We used less cash for equipment and construction purchases during our 2012 fiscal year compared to our 2011 fiscal year. We primarily used cash for equipment and construction purchases during our 2012 fiscal year for the final payment we made on our corn oil system and installation of second generation relief valves on our fermentation tanks. We used cash in our 2011 fiscal year primarily to install our corn oil extraction equipment.

Cash Flow From Financing Activities

We used less cash for financing activities during our 2012 fiscal year compared to the same period of 2011. We used less cash for distributions during the 2012 period because we paid both our 2010 and 2011 distributions during the 2011 period. Cash we used for distributions during the 2012 period was offset by proceeds we received from our long-term debt. We also made fewer payments on our long-term debt during the 2012 period compared to the same period of 2011. We used cash to redeem units from a member during our 2011 fiscal year and reduced the amount of checks we had issued in excess of our bank balances.

The following table shows cash flows for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$59,724,423	$18,145,203
Net cash (used in) provided by investing activities	(4,970,163)	7,993,159
Net cash (used in) financing activities	(49,600,707)	(26,970,402)
Cash at beginning of period	—	832,040
Cash at end of period	5,153,553	—

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

On May 14, 2012, we executed amended credit agreements with Home Federal. These amended credit agreements were effective as of May 1, 2012. Specifically, we executed an Amended and Restated Third Supplement to Master Loan Agreement and Amended and Restated Revolving Line of Credit Note. Following the effective date of these amended credit agreements, we renewed a $5 million short-term revolving line of credit which has a maturity date of July 1, 2013. This short-term revolving line of credit previously was allowed to expire in June 2010.

Term Loan

Our term loan was used for the construction and start-up of our ethanol plant. The term loan was repaid in full in November 2012.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 275 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. As of December 31, 2012, we had $1,000,000 outstanding on our term revolving loan and $19 million available to be drawn. Interest accrued on our term revolving loan as of December 31, 2012 at a rate of 2.965% per year.

Revolving Line of Credit

We have a $5 million revolving line of credit with Home Federal. This revolving line of credit has a maturity date of July 1, 2013. Our ability to draw funds on the revolving line of credit is limited by a borrowing base calculation. We can borrow up to the lesser of $5 million or an amount equal to 75% of our eligible accounts receivable plus 75% of our eligible inventory, as defined in our amended credit agreements. We agreed to pay interest on this revolving line of credit at the greater of 4% or 340 basis points above the one month LIBOR. As of December 31, 2012, we had $0 outstanding on our revolving line of credit and $5 million available to be drawn. If we had an amount outstanding on our revolving line of credit, it would have accrued interest at the minimum interest rate of 4% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of December 31, 2012, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement as of December 31, 2012 was $105 million. We are required to maintain this $105 tangible net worth until the maturity date of our loans. As of December 31, 2012, we had tangible net worth of approximately $129 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of December 31, 2012, we had working capital of approximately $32 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of December 31, 2012:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$1,140,000	$140,000	$1,000,000	$—	$—
Operating Lease Obligations	7,726,000	1,845,000	4,940,000	941,000	—
Purchase Obligations	23,873,000	3,949,000	11,402,000	8,522,000	—
Total Contractual Cash Obligations	$32,739,000	$5,934,000	$17,342,000	$9,463,000	$—

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

Revenue recognition

Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers. This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distiller grains and corn oil is recorded based on the net selling price reported to the Company from the marketer.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Estimated Useful Life in Years
Land Improvements	20-40
Buildings	10-40
Equipment	7-40

Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

Effective October 1, 2012, the Company increased the estimated useful life on a significant portion of our processing equipment. The change in estimate is accounted for on a prospective basis.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows form operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected cash flows from operations exceed the carrying value of the plant and that no impairment existed at December 31, 2012.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term revolving loan which bear variable interest rates. As of December 31, 2012, we had $1,000,000 outstanding on our variable interest rate loans and interest accrued at a rate of 2.965%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2012, would be approximately $3,000.

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

As of December 31, 2012, we had price protection in place for approximately 9% of our anticipated corn needs, 0% of our natural gas needs and approximately 4% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,500,000	MMBTU	10%	$(1,435,000)
Ethanol	115,200,000	Gallons	10%	(23,846,400)
Corn	43,680,000	Bushels	10%	(30,925,440)

PART 8.        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Homeland Energy Solutions, LLC

We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC as of December 31, 2012 and 2011, and the related statements of operations, changes in members' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
February 22, 2013

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,081,779	$5,153,553
Accounts receivable	2,385,638	3,396,034
Derivative instruments	1,341,281	1,600,718
Inventory	9,655,732	10,501,434
Prepaid and other	1,937,966	2,247,124
Total current assets	17,402,396	22,898,863

PROPERTY AND EQUIPMENT
Land and improvements	22,474,880	22,471,580
Buildings	5,366,168	5,150,659
Equipment	136,867,806	135,455,256
Construction in progress	139,736	333,725
	164,848,590	163,411,220
Less accumulated depreciation	43,698,125	32,192,770
Total property and equipment	121,150,465	131,218,450

OTHER ASSETS
Loan fees, net of amortization of $1,097,175 and $941,057	75,797	231,915
Utility rights, net of amortization of $773,665 and $618,038	1,534,364	1,689,991
Other assets	1,684,146	1,049,875
Total other assets	3,294,307	2,971,781

TOTAL ASSETS	$141,847,168	$157,089,094

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2012	December 31, 2011
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,547,541	$8,296,875
Interest payable	2,512	12,967
Property tax payable	441,114	464,314
Payroll payable	213,591	592,690
Current maturities of long term debt	—	6,783,333
Total current liabilities	11,204,758	16,150,179

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term revolving loan	1,000,000	—
Other liabilities	268,793	246,488
Total long-term liabilities	1,268,793	246,488

MEMBERS' EQUITY, December 31, 2012 and December 31, 2011 90,445 units issued and outstanding	129,373,617	140,692,427

TOTAL LIABILITIES AND MEMBERS' EQUITY	$141,847,168	$157,089,094

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2012, 2011, and 2010

	December 31, 2012	December 31, 2011	December 31, 2010

Revenue	$359,242,777	$419,312,560	$254,480,111

Costs of goods sold	356,064,736	379,166,073	239,311,226

Gross profit	3,178,041	40,146,487	15,168,885

Selling, general and administrative expenses	2,758,898	2,764,369	2,198,314

Operating income	419,143	37,382,118	12,970,571

Other income (expense)
Interest expense	(246,272)	(1,333,840)	(2,124,578)
Interest income	820	32,025	184,816
Other income	321,074	273,465	—
Total other income (expense)	75,622	(1,028,350)	(1,939,762)

Net Income	$494,765	$36,353,768	$11,030,809

Basic & diluted net income per capital unit	$5.47	$401.94	$120.63

Distribution per capital unit	$133.00	$79.00	$68.00

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	90,445	90,445	91,445

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2012, 2011, and 2010

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$494,765	$36,353,768	$11,030,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,817,100	12,476,253	12,017,724
Unrealized loss (gain) on risk management activities	259,437	(65,404)	(903,380)
Change in working capital components:
Accounts receivable	1,010,396	9,646,266	(3,695,077)
Inventory	845,702	(540,883)	(3,687,063)
Prepaid expenses and other	309,158	(274,102)	515,946
Accounts payable and other accrued expenses	1,860,217	2,128,525	2,866,244
Net cash provided by operating activities	16,596,775	59,724,423	18,145,203

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(1,437,370)	(4,275,040)	(2,362,444)
Increase in other assets	(593,348)	(875,188)	—
Decrease in restricted cash	174,687	180,065	9,901,274
Refund of utility rights	—	—	454,329
Net cash provided by (used in) investing activities	(1,856,031)	(4,970,163)	7,993,159

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in checks issued in excess of bank balance	—	(1,574,710)	1,574,710
Distribution to members	(12,029,185)	(13,295,415)	—
Proceeds from long-term borrowings	24,750,000	—	3,750,000
Redemption of member units	—	(1,000,000)	—
Payments on long-term borrowings	(30,533,333)	(33,730,582)	(32,295,112)
Net cash (used in) financing activities	(17,812,518)	(49,600,707)	(26,970,402)

Net (decrease) increase in cash	(3,071,774)	5,153,553	(832,040)

Cash and Cash Equivalents - Beginning	5,153,553	—	832,040
Cash and Cash Equivalents - Ending	$2,081,779	$5,153,553	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of none, $59,654, and none, respectively	$256,727	$1,019,499	$2,045,239
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equity adjustment in investee	$215,610	$—	$—
Distribution declared but unpaid	—	—	6,150,260
Retainage payable returned to construction in progress	—	—	58,143
See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2012, 2011, and 2010

Members
Equity
Balance, December 31, 2009	$107,603,265
Distributions	(6,150,260)
Net Income	11,030,809
Balance, December 31, 2010	112,483,814
Redemption of 1,000 membership units	(1,000,000)
Distributions	(7,145,155)
Net Income	36,353,768
Balance, December 31, 2011	140,692,427
Equity adjustment in investee	215,610
Distributions	(12,029,185)
Net Income	494,765
Balance, December 31, 2012	$129,373,617

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

Organization: Homeland Energy Solutions, LLC is organized as an Iowa limited liability company. The members' liability is limited as specified in Homeland Energy Solutions' operating agreement and pursuant to the Iowa Revised Uniform Limited Liability Company Act.

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

Investments: The Company has a less than 20% investment interest in Renewable Products Marketing Group, LLC. This investment is being accounted for under the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. The investment balance is included in other assets and the income recognized as other income. The investment is evaluated for indications of impairment on a regular basis, a loss would be recognized when the fair value is determined to be less than the carrying value.

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

	Estimated Useful Life in Years
	Minimum	Maximum
Land Improvements	20	40
Buildings	10	40
Equipment	7	40

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

The Company reviewed its usage, continued maintenance and productivity of its processing and production equipment, based on this review the Company reevaluated the useful lives of such equipment. As such, effective October 1, 2012 the Company increased the estimated useful lives on a significant portion of its processing and production equipment from 10 to 15 years. This change in estimate is accounted for on a prospective basis. This change resulted in a decrease in depreciation expense, an increase to operating income and an increase in net income of approximately $750,000, and an increase in income per unit of $8.29 for the Fourth Quarter 2012.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset in not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company has concluded that no impairment is necessary.

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

At December 31, 2012, the Company anticipates the following amortization of Loan Fees and Utility Rights for the twelve month periods ended December 31:

Homeland Energy Solutions, LLC
Notes to Financial Statements

2013	184,000
2014	164,000
2015	136,000
2016	136,000
2017	136,000
Thereafter	854,000
Total amortization	$1,610,000

Revenue Recognition: Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distiller grains and corn oil is recorded based on the net selling price reported to the Company from the marketer.

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

Environmental Liabilities: The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2012, 2011, or 2010.

Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2012, ethanol sales averaged approximately 77% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains and 3% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2012, corn costs averaged approximately 83% of cost of goods sold.

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

Reclassification: Certain items in the prior year's balance sheet, cash flow statements and within other income (expense) on the statements of operations for the year ended December 31, 2011 have been reclassified to conform to the 2012 classifications. The changes do not affect net assets or net income but were changed to agree with the classifications used in the December 31, 2012 financial statements.

Homeland Energy Solutions, LLC
Notes to Financial Statements

2.    INVENTORY

Inventory consisted of the following as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
Raw Materials	$4,634,704	$3,692,016
Work in Process	2,350,304	2,059,658
Finished Goods	2,670,724	4,749,760
Totals	$9,655,732	$10,501,434

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, the Company entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal for the construction of a 100 million gallon per year natural gas powered dry mill ethanol plant. In return, the Company executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. The Company currently has two separate loans with Home Federal, a term revolving loan and a revolving line of credit (collectively referred to as the "Loans").

Term Revolving Loan

Under the terms of the Master Loan Agreement, the company has a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR rate plus 275 basis points, 2.965% on December 31, 2012. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. The balance outstanding on the term revolving loan as of December 31, 2012 and December 31, 2011 was $1,000,000 and $0 respectively.

Revolving Line of Credit

The Company has a $5 million revolving line of credit with Home Federal. This revolving line of credit has a maturity date of July 1, 2013. The revolving line of credit is subject to a restriction that limits the availability of the line of credit based on a borrowing base calculation. The Company can borrow up to the lesser of $5 million or an amount equal to 75% of the Company's eligible accounts receivable plus 75% of the Company's eligible inventory, as defined in the amended credit agreements. The Company agreed to pay interest on the revolving line of credit at the greater of 4% or 340 basis points above the one-month LIBOR. The balance outstanding on the revolving line of credit as of December 31, 2012 and December 31, 2011, was $0 and $0 respectively, with the balance of $5 million available for use by the Company.

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

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2012, 2011 and 2010 from these companies and individuals totaled approximately $0, $16,927,000 and $6,327,000, respectively. Amounts due to those members was $0 as of December 31, 2012 and 2011.

Homeland Energy Solutions, LLC
Notes to Financial Statements

The Company has an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the years ended December 31, 2012, 2011, and 2010 the Company incurred net costs of approximately $119,000, $244,000 and $305,000, respectively related to this agreement.

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

Effective May 1, 2011, the Company entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant to an entity in which the Company invests in at a mutually agreed on price, less commission and transportation charges. As of December 31, 2012, the Company had commitments to sell approximately 13,800,000 gallons at various fixed prices and 13,800,000 gallons at basis price levels indexed against exchanges for delivery through March 31, 2013.

Effective July 28, 2011, the Company entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2012, the Company had commitments to sell approximately 2,000,000 pounds at various fixed and basis price levels indexed against exchanges for delivery through January 31, 2013.

The Company also has an investment in RPMG, LLC, included in other assets, totaling approximately $1,293,000 and $538,000 as of December 31, 2012 and 2011.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2012. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of December 31, 2012, the Company had approximately 11,250 tons of distiller grains commitments for delivery through January 2013 at various fixed prices.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Sales ethanol - unrelated parties	$—	$103,973,042	$215,771,000
Sales ethanol - RPMG	276,321,035	241,229,170	—
Sales distiller grains	71,272,415	71,646,767	39,483,000
Sales corn oil - RPMG	11,649,327	2,424,184	—

Marketing fees ethanol - unrelated parties	—	558,318	1,584,000
Marketing fees ethanol - RPMG	392,278	379,792	—
Marketing fees distiller grains	722,992	909,952	733,000
Marketing fees corn oil - RPMG	66,901	17,405	—

	2012	2011	2010
Amount due from unrelated ethanol marketer	$—	$—	$9,667,000
Amount due from RPMG	198,639	1,112,569	—
Amount due from CHS	2,076,931	2,254,625	1,314,000

Homeland Energy Solutions, LLC
Notes to Financial Statements

At December 31, 2012, the Company had approximately $22,400,000 in outstanding corn purchase commitments for bushels at various prices and approximately 2,500,000 bushels of unpriced corn through December 2013 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 7 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending December 31:

2013	$3,949,000
2014	3,828,000
2015	3,787,000
2016	3,787,000
2017	3,787,000
Thereafter	4,734,270
Total anticipated commitments	$23,872,270

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2012, 2011 and 2010 was approximately $1,334,000, $2,365,000 and $2,396,000.

At December 31, 2012, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended December 31:

2013	$1,845,000
2014	1,738,000
2015	1,617,000
2016	1,585,000
2017	801,000
Thereafter	140,000
Total lease commitments	$7,726,000

7.    EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2012, 2011 and 2010 the Company made matching contributions of approximately $69,500, $58,000 and $53,000, respectively.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

are recorded in costs of goods sold and changes in market prices of contracts related to the sale of ethanol, if applicable, are recorded in revenues.

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 44 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At December 31, 2012, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 9% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended December 31, 2012, 2011, and 2010 and the fair value of derivatives as of December 31, 2012 and 2011:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments, for the year ended December 31, 2012:
Commodity Contracts - corn	Cost of Goods Sold	$(5,152,176)	$998,738	$(4,153,438)

Derivatives not designated as hedging instruments, for the year ended December 31, 2011:
Commodity Contracts - ethanol	Revenue	$(4,830)	$—	$(4,830)
Commodity Contracts - corn	Cost of Goods Sold	(562,081)	(311,413)	(873,494)
	Total	$(566,911)	$(311,413)	$(878,324)

Derivatives not designated as hedging instruments, for the year ended December 31, 2010
Commodity Contracts - ethanol	Revenue	$(153,256)	$(620,310)	$(773,566)
Commodity Contracts - corn	Cost of Goods Sold	(4,623,287)	(3,789,100)	(8,412,387)
Commodity Contracts - natural gas	Cost of Goods Sold	(68,322)	—	(68,322)
	Total	$(4,844,865)	$(4,409,410)	$(9,254,275)

	Balance Sheet Classification	December 31, 2012	December 31, 2011
Futures and option contracts through December 2013
In gain position		$893,800	$1,084,088
In loss position		(206,475)	(1,395,500)
Cash held by broker		653,956	1,912,130
	Current Asset	$1,341,281	$1,600,718

Homeland Energy Solutions, LLC
Notes to Financial Statements

9.    FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
December 31, 2012
Assets	$893,800	$893,800	$—	$—
Liabilities	(206,475)	(206,475)	—	—
December 31, 2011
Assets	$1,084,088	$1,084,088	$—	$—
Liabilities	(1,395,500)	(1,395,500)	—	—

Homeland Energy Solutions, LLC
Notes to Financial Statements

10.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2012, 2011 and 2010 are as follows:

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$92,011,614	$93,780,274	$84,499,206	$88,951,683
Gross Profit (Loss)	2,367,009	1,896,219	(1,769,920)	684,733
Operating Income (Loss)	1,594,601	1,240,174	(2,416,309)	677
Net Income (Loss)	1,645,659	1,221,495	(2,467,293)	94,904
Basic & diluted earnings (loss) per unit	$18.20	$13.51	$(27.28)	$1.05

2011
Total Revenues	$94,498,066	$106,548,491	$109,993,347	$108,272,656
Gross Profit	4,993,173	11,130,673	10,139,712	13,882,929
Operating Income	4,287,983	10,485,166	9,417,420	13,191,549
Net Income	4,277,512	10,216,858	9,133,070	12,726,328
Basic & diluted earnings per unit	$47.26	$112.96	$100.98	$140.71

2010
Total Revenues	$57,013,486	$55,629,916	$62,731,797	$79,104,912
Gross Profit	7,175,642	3,110,846	2,349,383	2,533,014
Operating Income	6,708,321	2,546,568	1,836,103	1,879,579
Net Income	6,076,062	2,070,886	1,303,925	1,579,936
Basic & diluted earnings per unit	$66.44	$22.65	$14.26	$17.28

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (the principal executive officer), Walter W. Wendland, and our Chief Financial Officer (the principal financial and accounting officer), David A. Finke. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of our 2012 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2013 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after our 2012 fiscal year end on December 31, 2012. This proxy statement is referred to in this report as the 2013 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 28 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 14, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.
10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.
10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.	Exhibit 10.26 to the registrant's Form 10-K filed with the Commission on February 21, 2012.
10.27	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 9, 2012.

14.1	Code of Ethics.		Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Homeland Energy Solutions, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2012 and 2011, (ii) Statements of Operations for the fiscal years ended December 31, 2012, 2011 and 2010, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2012, 2011 and 2010, and (iv) the Notes to Financial Statements.**

________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	February 22, 2013	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 22, 2013	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 22, 2013	/s/ Jim Boeding
Jim Boeding, Chairman and Director

Date:	February 22, 2013	/s/ Patrick Boyle
Patrick Boyle, Vice Chairman and Director

Date:	February 22, 2013	/s/ Mathew Driscoll
Mathew Driscoll, Director

Date:	February 22, 2013	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	February 22, 2013	/s/ Edward Hatten
Edward Hatten, Director

Date:	February 22, 2013	/s/ Maurice Hyde
Maurice Hyde, Director

Date:	February 22, 2013	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	February 22, 2013	/s/ Christine Marchand
Christine Marchand, Secretary and Director

Date:	February 22, 2013	/s/ Barney Retterath
Barney Retterath

Date:	February 22, 2013	/s/ Steven Retterath
Steven Retterath, Director

Date:	February 22, 2013	/s/ Robert Sieracki
Robert Sieracki, Director