Form 10-Q
period 2013-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2013-05-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2013

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

As of May 15, 2013, we had 90,445 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$287,018	$2,081,779
Accounts receivable	3,766,014	2,385,638
Inventory	13,088,744	9,655,732
Prepaid and other	1,678,191	1,937,966
Derivative instruments	3,375,909	1,341,281
Total current assets	22,195,876	17,402,396

PROPERTY AND EQUIPMENT
Land and improvements	22,474,880	22,474,880
Buildings	5,366,168	5,366,168
Equipment	136,867,806	136,867,806
Construction in progress	145,969	139,736
	164,854,823	164,848,590
Less accumulated depreciation	46,371,371	43,698,125
Total property and equipment	118,483,452	121,150,465

OTHER ASSETS
Loan fees, net of amortization of $1,109,143 and $1,097,175	63,829	75,797
Utility rights, net of amortization of $807,762 and $773,665	1,500,267	1,534,364
Other assets	1,924,019	1,684,146
Total other assets	3,488,115	3,294,307

TOTAL ASSETS	$144,167,443	$141,847,168

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2013	December 31, 2012
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$4,213,425	$10,547,541
Interest payable	12,144	2,512
Property tax payable	355,164	441,114
Accrued payroll	132,375	213,591
Total current liabilities	4,713,108	11,204,758

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Revolving line of credit	7,500,000	1,000,000
Other liabilities	102,421	268,793
Total long-term liabilities	7,602,421	1,268,793

MEMBERS' EQUITY, March 31, 2013 and December 31, 2012 90,445 units issued and outstanding	131,851,914	129,373,617

TOTAL LIABILITIES AND MEMBERS' EQUITY	$144,167,443	$141,847,168

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Revenue	$97,975,795	$92,011,614

Costs of goods sold	94,817,826	89,644,605

Gross profit	3,157,969	2,367,009

Selling, general and administrative expenses	717,414	772,408

Operating income	2,440,555	1,594,601

Other income (expense)
Interest (expense)	(40,540)	(45,867)
Interest income	9	79
Other income	78,273	96,846
Total other income	37,742	51,058

Net income	$2,478,297	$1,645,659

Basic & diluted net income per capital unit	$27.40	$18.20

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	90,445	90,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,478,297	$1,645,659
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,719,311	3,147,659
Unrealized (gain) loss on risk management activities	(2,034,628)	1,666,991
Change in working capital components:
Accounts receivable	(1,380,376)	(445,639)
Inventory	(3,433,012)	(467,495)
Prepaid expenses and other	259,775	117,370
Accounts payable and other accrued expenses	(6,658,022)	(2,983,759)
Net cash provided by (used in) operating activities	(8,048,655)	2,680,786

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(6,233)	(334,814)
Increase in other assets	(239,873)	(129,963)
Net cash (used in) investing activities	(246,106)	(464,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	—	(179,709)
Proceeds from long-term borrowings	55,750,000	—
Payments on long-term borrowings	(49,250,000)	(1,850,000)
Net cash provided by (used in) financing activities	6,500,000	(2,029,709)

Net (decrease) increase in cash	(1,794,761)	186,300

Cash and Cash Equivalents - Beginning	2,081,779	5,153,553
Cash and Cash Equivalents - Ending	$287,018	$5,339,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$30,908	$45,055
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Distribution declared but unpaid	$—	$12,029,185

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	Nature of Business and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2012, contained in the Company's annual report on Form 10-K for 2012.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon per year ethanol plant with distribution throughout the United States. The Company has capacity to produce in excess of 120 million gallons annually and sells distillers dried grains and corn oil as byproducts of ethanol production.

Organization
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

Cash & Cash Equivalents
The Company maintains its accounts primarily at one financial institution. At various times, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses in such accounts.

Receivables
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

Investments
The Company has a less than 20% investment interest in Renewable Products Marketing Group, LLC. This investment is being accounted for under the equity method of accounting under which the Company's share of net income is recognized as income in the Company's net income statement and added to the investment account. The investment balance is included in other assets and the income recognized as other income. The investment is evaluated for indications of impairment on a regular basis, a loss would be recognized when the fair value is determined to be less than the carrying value.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Property & Equipment
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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2013, ethanol sales averaged approximately 75% of total revenues, while approximately 25% of revenues were generated from the sale of distiller grains and other co-products. For the three months ended March 31, 2013, corn costs averaged approximately 92% of cost of goods sold.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Reclassification
Certain items in the statements of cash flows for the three months ended March 2012 have been reclassified to conform to the 2013 classifications. The changes do not affect net assets or net income but were changed to agree with the classifications used in the March 31, 2013 financial statements.

2.    INVENTORY

Inventory consisted of the following as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Raw Materials	$3,171,532	$4,634,704
Work in Process	2,484,302	2,350,304
Finished Goods	7,432,910	2,670,724
Totals	$13,088,744	$9,655,732

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank
On November 30, 2007, the Company entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal for the construction of a 100 million gallon per year natural gas powered dry mill ethanol plant. In return, the Company executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all of the Company's personal property. The Company currently has two separate loans with Home Federal, a term revolving loan and a revolving line of credit (collectively referred to as the "Loans").

Term Revolving Loan
Under the terms of the Master Loan Agreement, the company has a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR rate plus 275 basis points, 2.954% on March 31, 2013. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. The balance outstanding on the term revolving loan as of March 31, 2013 and December 31, 2012 was $7,500,000 and $1,000,000 respectively.

Revolving Line of Credit
The Company has a $5 million revolving line of credit with Home Federal. This revolving line of credit has a maturity date of July 1, 2013. The revolving line of credit is subject to a restriction that limits the availability of the line of credit based on a borrowing base calculation. The Company can borrow up to the lesser of $5 million or an amount equal to 75% of the Company's eligible accounts receivable plus 75% of the Company's eligible inventory, as defined in the amended credit agreements. The Company agreed to pay interest on the revolving line of credit at the greater of 4% or 340 basis points above the one-month LIBOR. The balance outstanding on the revolving line of credit as of March 31, 2013 and December 31, 2012, was $0 and $0 respectively, with the balance of $5 million available for use by the Company.

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

4.    RELATED PARTY TRANSACTIONS

The Company has an agreement with Golden Grain Energy, LLC, a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

of the employees covered by the agreement. For the three months ending March 31, 2013 and 2012, the Company incurred net costs of approximately $36,000 and $66,000 related to this agreement.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant to an entity in which the Company invests in at a mutually agreed on price, less commission and transportation charges. As of March 31, 2013, the Company had commitments to sell approximately 6,900,000 gallons at various fixed prices and 4,600,000 gallons at basis price levels indexed against exchanges for delivery through April 30, 2013.

The Company has also entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2013, the Company had commitments to sell approximately 2,000,000 pounds at various fixed and basis price levels indexed against exchanges for delivery through April 30, 2013.

The Company also has an investment in RPMG, included in other assets, totaling approximately $1,533,000 as of March 31, 2013.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2013. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of March 31, 2013, the Company had approximately 25,000 tons of distiller grains commitments for delivery through December 2013 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Sales ethanol - RPMG	$73,316,000	$72,459,000
Sales distiller grains	21,493,000	16,782,000
Sales corn oil - RPMG	3,016,000	2,770,000

Marketing fees ethanol - RPMG	$64,000	$136,000
Marketing fees distiller grains	182,000	196,000
Marketing fees corn oil - RPMG	21,000	22,000

	As of March 31, 2013	As of December 31, 2012
Amount due from RPMG	$1,603,000	$199,000
Amount due from CHS	2,050,000	2,077,000

At March 31, 2013, the Company had approximately $36,000,000 in outstanding corn purchase commitments for bushels at various prices and approximately 4,325,000 bushels of unpriced corn through March 2014 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 6 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending March 31:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

2014	$3,949,000
2015	3,787,000
2016	3,787,000
2017	3,787,000
Thereafter	7,575,000
Total anticipated commitments	$22,885,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three months ended March 31, 2013 and 2012, was approximately $418,000, and $218,000, respectively.

At March 31, 2013, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended March 31:

2014	$1,676,000
2015	1,576,000
2016	1,567,000
2017	1,567,000
Thereafter	513,000
Total lease commitments	$6,899,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 40 million bushels of corn per year.  In the past and going forward, the Company has hedged and anticipates hedging between 5% and 20% of its anticipated total annual corn purchases. At March 31, 2013, the Company has hedged positions for approximately 10% of its anticipated total annual corn purchases.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ending March 31, 2013 and 2012 and the fair value of derivatives as of March 31, 2013 and December 31, 2012:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain	Change In Unrealized Gain (Loss)	Total Gain
Derivatives not designated as hedging instruments, for the three months ended March 31, 2013:
Commodity Contracts - corn	Cost of Goods Sold	$213,698	$865,850	$1,079,548
Commodity Contracts - ethanol	Revenue	—	150,780	150,780
	Total	$213,698	$1,016,630	$1,230,328

Derivatives not designated as hedging instruments, for the three months ended March 31, 2012:
Commodity Contracts - corn	Cost of Goods Sold	$1,601,596	$(926,588)	$675,008

	Balance Sheet Classification	March 31, 2013	December 31, 2012
Futures and option contracts through March 2014
In gain position		$1,261,745	$893,800
In loss position		(245,115)	(206,475)
Cash held by broker		2,359,279	653,956
	Current Asset	$3,375,909	$1,341,281

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
March 31, 2013
Assets	$1,261,745	$—	$1,261,745	$—
Liabilities	(245,115)	—	(245,115)	—
December 31, 2012
Assets	$893,800	$—	$893,000	$—
Liabilities	(206,475)	—	(206,475)	—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2013 and 2012

	Three Months Ended
	March 31, 2013		March 31, 2012
Income Statement Data	Amount	%	Amount	%
Revenue	$97,975,795	100.0	$92,011,614	100.0

Cost of Goods Sold	94,817,826	96.8	89,644,605	97.4

Gross Profit	3,157,969	3.2	2,367,009	2.6

Operating Expenses	717,414	0.7	772,408	0.8

Operating Income	2,440,555	2.5	1,594,601	1.7

Other Income	37,742	—	51,058	0.1

Net Income	$2,478,297	2.5	$1,645,659	1.8

Revenue

Our total revenue for our first quarter of 2013 was approximately 6% more than our total revenue for our first quarter of 2012. Management attributes this increase in revenue primarily with higher ethanol and distiller grains prices which more than offset the decrease in quantity of finished goods sold that we experienced during our first quarter of 2013 compared to the same period of 2012. Commodity prices generally were higher during our first quarter of 2013 compared to the same period of 2012 which management believes positively impacted our ethanol and distiller grains prices. Our production was lower during our first quarter of 2013 compared to the same period of 2012 because we operated the plant at a lower production rate in order to maximize the amount of ethanol that we could produce per bushel of corn. Further, due to the timing of the end of our fiscal quarter in 2013, we had additional finished product inventory which reduced the total gallons of ethanol we sold during our first quarter of 2013.

For our first quarter of 2013, our total ethanol revenue increased by approximately 1% compared to our first quarter of 2012 due to higher ethanol prices which offset a decrease in the total gallons of ethanol we sold. The average price we received for our ethanol during our first quarter of 2013 was approximately 9% greater than during our first quarter of 2012. We sold approximately 7% less gallons of ethanol during our first quarter of 2013 compared to the same period of 2012. Following the end of our first quarter of 2013, we have experienced improved operating margins which we anticipate will continue until our third quarter of 2013. Management anticipates that ethanol imports from Brazil will increase during our third quarter of 2013 which may result in lower ethanol prices and less favorable operating margins during that time. Further, management anticipates that we may experience increased difficulty securing the corn we need to operate at the end of the summer which may result in less favorable operating margins during our third quarter of 2013.

Our total distiller grains revenue was approximately 28% greater during our first quarter of 2013 compared to the same period of 2012. We sold approximately 11% less tons of distiller grains during our first quarter of 2013 compared to the same period of 2012 due to decreased production, however, the average price we received per ton of dried distiller grains sold increased by approximately 44% during our first quarter of 2013 compared to the same period of 2012 and the average price we received per ton of modified/wet distiller grains sold increased by approximately 36% during our first quarter of 2013 compared to the same period of 2012. Management attributes these higher distiller grains prices to higher corn prices and reduced production nationwide of distiller grains. Since distiller grains are typically used as an animal feed substitute for corn, when corn prices increase, the market price of distiller grains typically increases. Further, the discount between the price of a ton of distiller grains compared to a ton of corn was less during our first quarter of 2013 compared to the same period of 2012, which management believes was due to tighter corn supplies during the 2013 period. Management anticipates continued strong distiller grains demand due to higher market corn prices and tight corn supplies which management believes could continue into the foreseeable future.

Our total corn oil revenue was approximately 9% higher for our first quarter of 2013 compared to the same period of 2012 due to increased corn oil production and slightly lower corn oil prices. We sold approximately 12% more pounds of corn oil during our first quarter of 2013 compared to the same period of 2012 because of improved efficiency in operating our corn oil extraction equipment. This increase in corn oil production occurred at a time when our total production was lower. Partially offsetting this increase in corn oil production was a decrease in the average price we received per pound of corn oil of approximately 3% during our first quarter of 2013 compared to the same period of 2012. Management anticipates that corn oil demand will increase in our upcoming quarters due to increased demand from the biodiesel industry. Certain federal biodiesel production incentives were recently reinstated and the biodiesel industry is just starting to ramp up production which may lead to increased corn oil demand and prices. In addition, more biodiesel producers have added the capacity to use corn oil as a biodiesel production feedstock which may increase corn oil demand and prices. Further, management anticipates somewhat increased corn oil production next quarter due to anticipated increases in ethanol production. However, management does not anticipate that our corn oil extraction efficiency will increase significantly from its current levels in the near term.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was approximately 6% more during our first quarter of 2013 compared to the same period of 2012. The average price we paid per bushel of corn, without taking into account derivative instruments, was approximately 18% more during our first quarter of 2013 compared to our first quarter of 2012. Management attributes this increase in corn prices with tight corn supplies and increasing commodity prices generally during our first quarter of 2013. While corn prices decreased after the end of our first quarter of 2013, management anticipates that corn prices will remain volatile during the rest of our 2013 fiscal year, particularly if we experience any unfavorable weather conditions that could negatively impact corn production in the United States or abroad. Further, management anticipates that local tight corn supplies may lead to increased prices we have to pay to purchase corn, particularly during our third quarter of 2013, which may negatively impact our operating margins.

We used approximately 2% less bushels of corn during our first quarter of 2013 compared to our first quarter of 2012. Management attributes this decrease in corn consumption with decreased production during the 2013 period along with the fact that we are operating the ethanol plant in a manner than maximizes the amount of ethanol that we can produce from each bushel of corn used.

Due to a colder and longer winter, we experienced increasing natural gas prices during our first quarter of 2013 compared to our first quarter of 2012. During our first quarter of 2013, the average price we paid per MMBtu of natural gas was approximately 14% higher compared to our first quarter of 2012. Management anticipates that natural gas prices will remain relatively stable during the rest of our 2013 fiscal year due to fundamental supply and demand conditions in the natural gas market, especially into the summer months when natural gas demand is expected to return to recent levels. We expect higher natural gas prices during winter months due to annual increases in natural gas transportation costs and increased demand. Partially offsetting the increase in natural gas prices was a decrease in our total natural gas consumption of approximately 2% during our first quarter of 20

13 compared to the same period of 2012. This decrease in natural gas consumption was due to greater plant efficiencies and less tons of distiller grains produced.

We engage in risk management activities that are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. During our first quarter of 2013, we had a realized gain of approximately $214,000 and an unrealized gain of approximately $1,017,000 related to our corn and ethanol derivative instruments. During our first quarter of 2012, we had a realized gain of approximately $1,602,000 and an unrealized loss of approximately $927,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and ethanol derivative instruments in cost of goods sold and revenue, respectively, as the changes occur. Our plant is expected to use approximately 40 million bushels of corn per year. As of March 31, 2013, we had risk management positions in place for approximately 10% of our corn needs for the next 12 months.

Operating Expenses

Our operating expenses were lower during our first quarter of 2013 compared to our first quarter of 2012 due to decreases in business promotion and amortization expenses.

Other Income (Expense)

Our other income was lower during our first quarter of 2013 compared to the same period of 2012 due to having less interest expense during the 2013 period because of our reduced debt load. We also had less other income during our first quarter of 2013 compared to the same period of 2012 due to a smaller patronage dividend we received from CHS during the 2013 period. We had less interest income during our first quarter of 2013 compared to the same period of 2012 due to having less cash on hand during 2013.

Changes in Financial Condition for the Three Months Ended March 31, 2013.

Balance Sheet Data	March 31, 2013	December 31, 2012
Total current assets	$22,195,876	$17,402,396
Total property and equipment	118,483,452	121,150,465
Total other assets	3,488,115	3,294,307
Total Assets	$144,167,443	$141,847,168

Total current liabilities	$4,713,108	$11,204,758
Total long-term liabilities	7,602,421	1,268,793
Total members' equity	131,851,914	129,373,617
Total Liabilities and Members' Equity	$144,167,443	$141,847,168

We had less cash on hand at March 31, 2013 compared to December 31, 2012 due to the fact that many of our corn suppliers defer payments for their corn deliveries until after the end of the year for tax purposes which typically results in increased accounts payable at the end of our fiscal year along with us having more cash on hand. Our accounts receivable was higher at March 31, 2013 compared to December 31, 2012 due to timing issues related to when we receive payments from our product marketers. Our derivative instruments represented a larger asset on our balance sheet at March 31, 2013 compared to December 31, 2012 due to a larger unrealized gain on our derivative instruments and more cash that was being held by commodities broker in our margin account at March 31, 2013. We had less prepaid and other assets at March 31, 2013 compared to December 31, 2012 primarily due to a decrease in spare parts inventory on hand and the receipt of motor fuel tax receivables.

Our net property and equipment was lower at March 31, 2013 compared to December 31, 2012 due to depreciation. We had approximately $146,000 in construction in progress at March 31, 2013 related to several small plant upgrade and maintenance projects.

Our other assets were higher at March 31, 2013 compared to December 31, 2012 due to the investment we made in RPMG, our ethanol and corn oil marketer. We continue to amortize our loan fees related to our Home Federal loan as well as certain utility rights associated with our construction of the ethanol plant which reduced the value of our other assets.

Our accounts payable was lower at March 31, 2013 compared to December 31, 2012 primarily due to deferred corn payments that we had outstanding at the end of our 2012 fiscal year which were paid in early January 2013. Our corn related accounts payable typically increases at the end of the year since our corn suppliers frequently seek to defer corn payments until their next tax year. We had less property tax payable at March 31, 2013 compared to December 31, 2012 due to regularly scheduled property and replacement tax payments.

We had higher long-term liabilities at March 31, 2013 compared to December 31, 2012 due to funds we had outstanding on our term revolving line of credit at March 31, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations, our $20 million long-term revolving loan and our $5 million revolving line of credit. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2013, we had $17.5 million available pursuant to our revolving loans and approximately $287,000 in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net cash provided by (used in) operating activities	$(8,048,655)	$2,680,786
Net cash (used in) investing activities	(246,106)	(464,777)
Net cash provided by (used in) financing activities	6,500,000	(2,029,709)
Cash at beginning of period	2,081,779	5,153,553
Cash at end of period	$287,018	$5,339,853

Cash Flow From Operations

Our operations generated less cash during our first three months of 2013 compared to the same period of 2012 primarily due to cash that we had tied to increases in accounts receivable, inventory and deferred corn payments we made during our first three months of 2013. In addition, we had a significant unrealized gain on our derivative instruments during our first three months of 2013 which increased our net income but did not provide us with any cash.

Cash Flow From Investing Activities

We used significantly less cash for equipment and construction purchases during our first three months of 2013 compared to the first three months of 2012. However, we had a larger investment in our other assets during our first three months of 2013 compared to the first three months of 2012 primarily related to our investment in Renewable Products Marketing Group (RPMG).

Cash Flow From Financing Activities

Our financing activities provided us cash during our first three months of 2013 due to funds we received from our long-term revolving loan which was used primarily to make deferred corn payments during the 2013 period. We had more payments on our long-term debt during our first three months of 2012 due to the fact that we were making payments on our term loan during the 2012 period and we had no payments on our term loan during the 2013 period.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. We have three loans with Home Federal, (i) a term loan; (ii) a $20 million term revolving loan; and (iii) a $5 million revolving line of credit.

On May 14, 2012, we executed amended credit agreements with Home Federal. These amended credit agreements were effective as of May 1, 2012. Specifically, we executed an Amended and Restated Third Supplement to Master Loan Agreement and Amended and Restated Revolving Line of Credit Note. Following the effective date of these amended credit agreements, we have a $5 million revolving line of credit which has a maturity date of July 1, 2013.

Term Loan

Our term loan was used for the construction and start-up of our ethanol plant. We made our final payment on our term loan on November 1, 2012.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 275 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. As of March 31, 2013, we had $7,500,000 outstanding on our term revolving loan and $12,500,000 available to be drawn. Interest accrued on our term revolving loan as of March 31, 2013 at a rate of 2.954% per year.

Revolving Line of Credit

We have a $5 million revolving line of credit with Home Federal. This line of credit has a maturity date of July 1, 2013. Our ability to draw funds on the revolving line of credit is limited by a borrowing base calculation. We can borrow up to the lesser of $5 million or an amount equal to 75% of our eligible accounts receivable plus 75% of our eligible inventory, as defined in our amended credit agreements. We agreed to pay interest on this revolving line of credit at the greater of 4% or 340 basis points above the one month LIBOR. As of March 31, 2013, we had $0 outstanding on our line of credit and $5,000,000 available to be drawn. If we had an amount outstanding on our line of credit, it would have accrued interest at the minimum interest rate of 4% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of March 31, 2013, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement is $105 million. As of March 31, 2013, we had tangible net worth of approximately $132 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We are required to maintain working capital of at least $12 million annually. As of March 31, 2013, we had working capital of approximately $37 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at March 31, 2013 and December 31, 2012.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving lines of credit and term loan which bear variable interest rates. As of March 31, 2013, we had $7,500,000 outstanding on our variable interest rate loans and interest accrued at a rate of 2.954%. Our variable interest rates are calculated by adding 275 basis points to the one month LIBOR. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2013, would be approximately $1,500.

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

As of March 31, 2013, we had price protection in place for approximately 10% of our anticipated corn needs for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,200,000	MMBTU	10%	$(1,536,000)
Ethanol	120,000,000	Gallons	10%	(28,800,000)
Corn	40,000,000	Bushels	10%	(28,000,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Homeland Energy Solutions, LLC may be named as a defendant in legal proceedings related to various issues, including workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 1A. RISK FACTORS.

There have not been any material changes to the risk factors that were previously disclosed on our annual report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
3.1	Amended and Restated Operating Agreement dated April 4, 2013. *
10.1	Change in Control Agreement between David Finke and Homeland Energy Solutions, LLC dated January 1, 2013. *
10.2	Change in Control Agreement between Stan Wubbena and Homeland Energy Solutions, LLC dated January 1, 2013.*
10.3	Change in Control Agreement between Kevin Howes and Homeland Energy Solutions, LLC dated January 1, 2013.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 15, 2013	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2013	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)