Form 10-Q
period 2013-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2013-08-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2013

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

As of August 14, 2013, we had 90,445 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$24,635,846	$2,081,779
Accounts receivable	4,528,063	2,385,638
Inventory	9,892,413	9,655,732
Prepaid and other	1,682,298	1,937,966
Derivative instruments	1,951,916	1,341,281
Total current assets	42,690,536	17,402,396

PROPERTY AND EQUIPMENT
Land and improvements	22,533,935	22,474,880
Buildings	5,366,168	5,366,168
Equipment	136,949,206	136,867,806
Construction in progress	2,087,215	139,736
	166,936,524	164,848,590
Less accumulated depreciation	48,878,668	43,698,125
Total property and equipment	118,057,856	121,150,465

OTHER ASSETS
Loan fees, net of amortization of $1,121,111 and $1,097,175	51,861	75,797
Utility rights, net of amortization of $841,859 and $773,665	1,466,170	1,534,364
Other assets	2,204,794	1,684,146
Total other assets	3,722,825	3,294,307

TOTAL ASSETS	$164,471,217	$141,847,168

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	June 30, 2013	December 31, 2012
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$3,830,757	$10,547,541
Interest payable	4,907	2,512
Property tax payable	449,431	441,114
Accrued payroll	193,729	213,591
Total current liabilities	4,478,824	11,204,758

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Revolving line of credit	20,000,000	1,000,000
Other liabilities	102,421	268,793
Total long-term liabilities	20,102,421	1,268,793

MEMBERS' EQUITY, June 30, 2013 and December 31, 2012 90,445 units issued and outstanding	139,889,972	129,373,617

TOTAL LIABILITIES AND MEMBERS' EQUITY	$164,471,217	$141,847,168

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$112,243,015	$93,780,274	$210,218,810	$185,791,888

Costs of goods sold	103,629,800	91,884,055	198,447,626	181,528,660

Gross profit	8,613,215	1,896,219	11,771,184	4,263,228

Selling, general and administrative expenses	669,127	656,045	1,386,541	1,428,453

Operating income	7,944,088	1,240,174	10,384,643	2,834,775

Other income (expense)
Interest (expense)	(7,610)	(67,384)	(48,150)	(113,251)
Interest income	368	203	377	282
Other income	101,212	48,502	179,485	145,348
Total other income (expense)	93,970	(18,679)	131,712	32,379

Net income	$8,038,058	$1,221,495	$10,516,355	$2,867,154

Basic & diluted net income per capital unit	$88.87	$13.51	$116.27	$31.70

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	90,445	90,445	90,445	90,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,516,355	$2,867,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,272,673	6,303,075
Unrealized (gain) on risk management activities	(610,635)	(529,767)
Change in working capital components:
Accounts receivable	(2,142,425)	(1,106,734)
Inventory	(236,681)	933,954
Prepaid expenses and other	255,668	581,007
Accounts payable and other accrued expenses	(6,892,306)	(5,282,814)
Net cash provided by operating activities	6,162,649	3,765,875

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(2,087,934)	(634,300)
Increase in other assets	(520,648)	(178,466)
Net cash (used in) investing activities	(2,608,582)	(812,766)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) in restricted cash	—	(588,458)
Distribution to members	—	(12,029,185)
Proceeds from long-term borrowings	87,350,000	47,150,360
Payments on long-term borrowings	(68,350,000)	(41,350,360)
Net cash provided by (used in) financing activities	19,000,000	(6,817,643)

Net increase (decrease) in cash	22,554,067	(3,864,534)

Cash and Cash Equivalents - Beginning	2,081,779	5,153,553
Cash and Cash Equivalents - Ending	$24,635,846	$1,289,019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$45,755	$113,108

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

Investments
The Company has a less than 20% investment interest in Renewable Products Marketing Group, LLC (RPMG). This investment is being accounted for under the equity method of accounting under which the Company's share of net income is recognized as income in the Company's net income statement and added to the investment account. The investment balance is included in other assets and the income recognized as other income. The investment is evaluated for indications of impairment on a regular basis, a loss would be recognized when the fair value is determined to be less than the carrying value.

Revenue and Cost Recognition
Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol and distiller grains are not specifically identifiable and as a result, revenue from the sale of ethanol and distiller grains is recorded based on the net selling price reported to the Company from the marketer. Rail car lease costs incurred by the Company in the sale and shipment of distiller grain products are included in the cost of goods sold.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the six months ended June 30, 2013, ethanol sales averaged approximately 76% of total revenues, while approximately 24% of revenues were generated from the sale of distiller grains and other co-products. For the six months ended June 30, 2013, corn costs averaged approximately 88% of cost of goods sold.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

by factors such as supply and demand, weather, and government policies and programs. Our risk management program is used to protect against the price volatility of these commodities.

Reclassification
Certain items in the statements of cash flows for the six months ended June 2012 have been reclassified to conform to the 2013 classifications. The changes do not affect net assets or net income but were changed to agree with the classifications used in the June 30, 2013 financial statements.

2.    INVENTORY

Inventory consisted of the following as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Raw Materials	$3,002,905	$4,634,704
Work in Process	2,408,711	2,350,304
Finished Goods	4,480,797	2,670,724
Totals	$9,892,413	$9,655,732

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

Term Revolving Loan
Under the terms of the Master Loan Agreement, the company has a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR rate plus 275 basis points, 2.944% on June 30, 2013. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. The balance outstanding on the term revolving loan as of June 30, 2013 and December 31, 2012 was $20,000,000 and $1,000,000 respectively.

Revolving Line of Credit
The Company has a $5 million revolving line of credit with Home Federal. This revolving line of credit has a maturity date of July 1, 2013. The Company did not renew this revolving line of credit. The revolving line of credit is subject to a restriction that limits the availability of the line of credit based on a borrowing base calculation. The Company can borrow up to the lesser of $5 million or an amount equal to 75% of the Company's eligible accounts receivable plus 75% of the Company's eligible inventory, as defined in the amended credit agreements. The Company agreed to pay interest on the revolving line of credit at the greater of 4% or 340 basis points above the one-month LIBOR. The balance outstanding on the revolving line of credit as of June 30, 2013 and December 31, 2012, was $0 and $0 respectively, with the balance of $5 million available for use by the Company.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

4.    RELATED PARTY TRANSACTIONS

The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and six months ended June 30, 2013 totaled $2,952,000 and $2,952,000 respectively, and during the three and six months ended June 30, 2012 totaled approximately $0 and $0, respectively. Amounts due to these members was $0 as of June 30, 2013 and $0 as of December 31, 2012.

The Company has an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the three and six months ending June 30, 2013 the Company incurred net costs of approximately $34,500 and $70,500 related to this agreement. The cost for the same periods of 2012 related to this agreement were approximately $38,500 and $104,500.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant to an entity in which the Company invests in at a mutually agreed on price, less commission and transportation charges. As of June 30, 2013, the Company had commitments to sell approximately 4,600,000 gallons at various fixed prices and 6,900,000 gallons at basis price levels indexed against exchanges for delivery through July 31, 2013.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of June 30, 2013, the Company had commitments to sell approximately 2,000,000 pounds at various fixed and basis price levels indexed against exchanges for delivery through July 31, 2013.

The Company also has an investment in RPMG, included in other assets, totaling approximately $1,818,000 as of June 30, 2013.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2013. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of June 30, 2013, the Company had approximately 40,000 tons of distiller grains commitments for delivery through December 2013 at various fixed prices.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Sales and marketing fees related to the agreements in place for the three and six months ended June 30, 2013 and 2012 were approximately as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Sales ethanol - RPMG	$86,698,000	$160,014,000	$72,494,000	$144,953,000
Sales distiller grains	21,807,000	43,300,000	18,055,000	34,837,000
Sales corn oil - RPMG	3,640,000	6,656,000	3,229,000	5,999,000

Marketing fees ethanol - RPMG	$64,000	$128,000	$139,000	$275,000
Marketing fees distiller grains	187,000	368,000	203,000	400,000
Marketing fees corn oil - RPMG	25,000	45,000	23,000	45,000

	As of June 30, 2013	As of December 31, 2012
Amount due from RPMG	$1,537,000	$199,000
Amount due from CHS	2,915,000	2,077,000

At June 30, 2013, the Company had approximately $36,000,000 in outstanding corn purchase commitments for bushels at various prices and approximately 1,400,000 bushels of unpriced corn through November 2013 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 6 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending June 30:

2014	$3,909,000
2015	3,787,000
2016	3,787,000
2017	3,787,000
Thereafter	6,628,000
Total anticipated commitments	$21,898,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three and six months ended June 30, 2013, was approximately $416,000 and $834,000 and for the same periods in 2012 was approximately $357,000 and $575,000.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

At June 30, 2013, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended June 30:

2014	$1,658,000
2015	1,567,000
2016	1,567,000
2017	1,339,000
Thereafter	349,000
Total lease commitments	$6,480,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 40 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At June 30, 2013, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 7% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2013 and 2012 and the fair value of derivatives as of June 30, 2013 and December 31, 2012:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain	Change In Unrealized Gain (Loss)	Total Gain
Derivatives not designated as hedging instruments:
Commodity contracts for the	Cost of Goods Sold	$2,009,467	$(541,575)	$1,467,892
three months ended June 30, 2013	Revenue	—	97,650	97,650
	Total	$2,009,467	$(443,925)	$1,565,542

Commodity contracts for the	Cost of Goods Sold	$1,885,883	$(3,768,125)	$(1,882,242)
three months ended June 30, 2012

Commodity contracts for the	Cost of Goods Sold	$2,223,165	$324,275	$2,547,440
six months ended June 30, 2013	Revenue	—	248,430	248,430
	Total	$2,223,165	$572,705	$2,795,870

Commodity contracts for the	Cost of Goods Sold	$3,487,479	$(4,694,713)	$(1,207,234)
six months ended June 30, 2012

	Balance Sheet Classification	June 30, 2013	December 31, 2012
Futures and option contracts through May 2014
In gain position		$1,203,293	$893,800
In loss position		(630,588)	(206,475)
Cash held by broker		1,379,211	653,956
	Current Asset	$1,951,916	$1,341,281

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
June 30, 2013
Assets	$1,203,293	$1,203,293	$—	$—
Liabilities	(630,588)	(630,588)	—	—
December 31, 2012
Assets	$893,800	$893,000	$—	$—
Liabilities	(206,475)	(206,475)	—	—

9.    SUBSEQUENT EVENTS

The Company paid the $20,000,000 outstanding balance on the term revolving loan shortly after quarter ended June 30, 2013.

On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. The Company was in the process of negotiating an amended credit agreement with the Company's primary lender to finance the repurchase payment over a period of years. The Company put this amendment to its credit agreement on hold pending resolution of the repurchase. On the scheduled closing date for the repurchase, Mr. Retterath sued the Company along with several directors, the Company's CEO and the Company's outside legal counsel in Florida state court.

On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Steve Retterath.

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

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. We completed installation of corn oil extraction equipment and commenced selling corn oil during our fourth quarter of 2011. The ethanol plant is currently capable of operating at a rate in excess of 120 million gallons of ethanol per year.

On June 13, 2013, we entered into an agreement with Steve Retterath, our largest member, to repurchase and retire all of the units owned by Mr. Retterath. We agreed to close on this repurchase on or before August 1, 2013. We agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. We were in the process of negotiating an amended credit agreement with Home Federal, our primary lender, to finance the repurchase payment over a period of years. We have put this amendment to our credit agreement on hold pending resolution of the repurchase. On the scheduled closing date for the repurchase, Mr. Retterath sued the Company along with several directors, our CEO and our outside legal counsel in Florida state court. On August 14, 2013, we filed a lawsuit against Steve Retterath in Iowa state court to enforce the terms of the repurchase agreement. We are asking the Iowa state court to require Steve Retterath to complete the repurchase agreement pursuant to its terms. Details of these lawsuits are provided below in the section entitled "PART II - Item 1. Legal Proceedings."

Our additional grain storage capacity is nearly complete. We anticipate that the new grain bin will be completed during our scheduled maintenance shutdown in August 2013 when the final connections will be made to the grain bin.

Results of Operations

Comparison of Fiscal Quarters Ended June 30, 2013 and 2012

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$112,243,015	100.0	$93,780,274	100.0

Cost of goods sold	103,629,800	92.3	91,884,055	98.0

Gross profit	8,613,215	7.7	1,896,219	2.0

Selling, general and administrative expense	669,127	0.6	656,045	0.7

Operating income	7,944,088	7.1	1,240,174	1.3

Other income (expense)	93,970	0.1	(18,679)	—

Net income	$8,038,058	7.2	$1,221,495	1.3

Revenue

Our total revenue for our second quarter of 2013 was approximately 20% more than our total revenue for our second quarter of 2012. Management attributes this increase in revenue with higher prices for our ethanol and distiller grains and increased corn oil production during the 2013 period.

For our second quarter of 2013, our total ethanol revenue increased by approximately 20% compared to our second quarter of 2012 due to higher ethanol prices. The average price we received for our ethanol during our second quarter of 2013 was approximately 19% higher than during our second quarter of 2012. In addition, we sold approximately 1% more gallons of ethanol during our second quarter of 2013 compared to the same period of 2012. Management attributes this increase in ethanol prices with a combination of higher commodity prices, including corn prices, along with decreased ethanol imports from Brazil. These shifts have resulted in improved operating margins in the ethanol industry. During 2012, we experienced excess ethanol supply in the market which resulted in lower ethanol prices and reduced profitability. Despite earlier predictions, management anticipates improved operating results during our third and fourth quarters of 2013 due to reduced ethanol imports from Brazil. Recently, ethanol use requirements in Brazil increased from 20% to 25% and ethanol prices decreased in Brazil due to market conditions. Both of these changes in the Brazilian ethanol industry increased ethanol demand in Brazil which reduced the amount of ethanol that Brazil has available to export.

Our total distiller grains revenue was approximately 21% higher during our second quarter of 2013 compared to the same period of 2012, due primarily to higher distiller grains prices. We sold approximately 1% more tons of distiller grains during our second quarter of 2013 compared to the same period of 2012. The average price we received for our dried distiller grains was approximately 18% higher during our second quarter of 2013 compared to the same period of 2012. Further, the average price we received for our modified/wet distiller grains was approximately 15% higher during our second quarter of 2013 compared to the same period of 2012. Management attributes these higher distiller grains prices to higher corn prices. Since distiller grains are typically used as an animal feed substitute for corn, when corn prices increase, the market price of distiller grains typically increases. Management anticipates continued strong distiller grains demand due to strong market corn prices and tight corn supplies which management believes could continue into the foreseeable future.

Our total corn oil revenue was approximately 13% higher for our second quarter of 2013 compared to the same period of 2012 due to increased corn oil yields and production. We sold approximately 30% more pounds of corn oil during our second quarter of 2013 compared to the same period of 2012 because of improved efficiency in operating our corn oil extraction equipment. This increase in corn oil production occurred at a time when our total ethanol production was nearly the same during the two periods. Partially offsetting this increase in corn oil production was a decrease in the average price we received per pound of corn oil of approximately 13% during our second quarter of 2013 compared to the same period of 2012. Management believes that if the incentives that support the biodiesel industry are eliminated, it may negatively impact corn oil demand and prices in the future. Further, increases in corn oil supply may negatively impact the market price of corn oil as other ethanol producers install the corn oil extraction equipment.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was approximately 13% more during our second quarter of 2013 compared to the same period of 2012. The average price we paid per bushel of corn, without taking into account derivative instruments, was approximately 14% greater during our second quarter of 2013 compared to our second quarter of 2012 due to higher market corn prices. However, we had significant unrealized and realized gains on our derivative instruments during our second quarter of 2013 compared to losses during the same period of 2012 which positively impacted our cost of goods sold during the 2013 period. We have continued to pay more for the corn we purchase as corn availability has been of greater concern during our 2013 fiscal year. However, we have secured all of the corn we require to operate through August 31, 2013 and we anticipate that we will be able to secure the corn we require through the fall harvest. If we experience unfavorable weather conditions which negatively impact the amount of corn harvested in the fall of 2013, it may result in continued higher corn prices and price volatility through the rest of our 2013 fiscal year and beyond.

The Company purchased approximately 2% more bushels of corn during our second quarter of 2013 compared to our second quarter of 2012. Management attributes this increase in corn consumption with slightly lower ethanol yields compared to the same time period in 2012.

We experienced increased natural gas prices during our second quarter of 2013 compared to the same period of 2012 due to a longer and colder winter during 2013. The longer and colder winter resulted in increased natural gas demand which had a corresponding impact on prices. During our second quarter of 2013, the average price we paid per MMBtu of natural gas was approximately 67% higher compared to the same period of 2012. Further, our natural gas consumption during our second quarter of 2013 was approximately 4% greater compared to the same period of 2012 due to the longer winter which stretched into our second quarter of 2013. Management anticipates that natural gas prices will remain at current levels with premium prices during the winter months when natural gas demand increases for heating needs. If we experience another long and cold winter, it may result in further increases in natural gas prices.

We engage in risk management activities that are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. During our second quarter of 2013, we had a realized gain of approximately $2,009,000 and an unrealized loss of approximately $444,000 related to our corn and ethanol derivative instruments. During our second quarter of 2012, we had a realized gain of approximately $1,886,000 and an unrealized loss of approximately $3,768,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn derivative instruments in cost of goods sold as the changes occur and we recognize the gains or losses that result from changes in the value of our ethanol derivative instruments in revenue as the changes occur. Our plant is expected to use approximately 40 million bushels of corn per year. As of June 30, 2013, we had risk management positions in place for approximately 7% of our corn needs for the next 12 months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were comparable during our second quarter of 2013 and our second quarter of 2012.

Other Income (Expense)

Our interest expense was lower during our second quarter of 2013 compared to the same period of 2012 due to having on average less debt outstanding during the 2013 period. We also had other revenue of approximately $101,000 during our second quarter of 2013 related to investment income compared to approximately $49,000 during the same period of 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$210,218,810	100.0	$185,791,888	100.0

Cost of goods sold	198,447,626	94.4	181,528,660	97.7

Gross profit	11,771,184	5.6	4,263,228	2.3

Selling, general and administrative expenses	1,386,541	0.7	1,428,453	0.8

Operating income	10,384,643	4.9	2,834,775	1.5

Other income (expense)	131,712	0.1	32,379	—

Net income	$10,516,355	5.0	$2,867,154	1.5

Revenue

Our total revenue for our first six months of 2013 was approximately 13% more than our total revenue for our first six months of 2012. For our first six months of 2013, our total ethanol revenue increased by approximately 10% compared to our first six months of 2012. The average price we received for our ethanol during our first six months of 2013 was approximately 14% more than during our first six months of 2012. Partially offsetting the higher ethanol prices was a decrease in our ethanol production which led to a decrease in the number of gallons of ethanol we sold of approximately 3% during our first six months of 2013 compared to the same period of 2012. This reduction in ethanol sales and production was the result of a focus on maximizing operating efficiency during the 2013 period instead of increasing total production due to tight operating margins during the early part of our 2013 fiscal year.

For our first six months of 2013, our total distiller grains revenue increased by approximately 24% compared to our first six months of 2012, primarily due to higher distiller grains prices. The average price we received for our dried distiller grains was approximately 30% greater for our first six months of 2013 compared to the same period of 2012. The average price we received for our modified/wet distiller grains was approximately 25% greater for our first six months of 2013 compared to the same period of 2012. Due to the fact that we started extracting corn oil from our distillers grains during the 2012 period and we had decreased ethanol production, we sold approximately 5% less tons of distiller grains during our first six months of 2013 compared to our first six months of 2012.

Our total corn oil revenue was approximately 11% higher for our first six months of 2013 compared to our first six months of 2012 due to increased corn oil sales. We sold approximately 21% more pounds of corn oil during our our first six months of 2013 compared to our first six months of 2012 because of improved efficiency in operating our corn oil extraction equipment. Partially offsetting this increase in corn oil production was a decrease in the average price we received per pound of corn oil of approximately 8% during our first six months of 2013 compared to our first six months of 2012.

Cost of Goods Sold

Our total cost of goods sold increased by approximately 9% for our first six months of 2013 compared to our first six months of 2012. Management attributes this increase in our total cost of goods sold to higher corn and natural gas prices during the 2013 period compared to the 2012 period. The average price we paid per bushel of corn, not including derivative instrument costs, was approximately 16% more during our first six months of 2013 compared to our first six months of 2012. We consumed approximately 1% less bushels of corn during our first six months of 2013 compared to our first six months of 2012. This decreased consumption was the result of a focus on maximizing operating efficiency during the 2013 period instead of increasing total production due to tight operating margins during the early part of our 2013 fiscal year.

During our first six months of 2013, the average price we paid per MMBtu of natural gas was approximately 35% higher compared to our first six months of 2012. Our natural gas consumption was approximately 1% more during our first six months of 2013 compared to the same period of 2012.

During our first six months of 2013, we had a realized gain of approximately $2,223,000 and an unrealized gain of approximately $573,000 related to our corn and ethanol derivative instruments. During our first six months of 2012, we had a realized gain of approximately $3,487,000 and an unrealized loss of approximately $4,695,000 related to our corn and ethanol derivative instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were lower during our first six months of 2013 compared to our first six months of 2012 due to decreases in business promotion and amortization expenses.

Other Income (Expense)

Our interest expense was significantly lower during our first six months of 2013 compared to the same period of 2012 due to our reduced average debt load. Our other income was greater during our first six months of 2013 compared to the same period of 2012 due to increased investment income during the 2013 period.

Changes in Financial Condition for the Six Months Ended June 30, 2013.

Balance Sheet Data	June 30, 2013	December 31, 2012
Total current assets	$42,690,536	$17,402,396
Total property and equipment	118,057,856	121,150,465
Total other assets	3,722,825	3,294,307
Total Assets	$164,471,217	$141,847,168

Total current liabilities	$4,478,824	$11,204,758
Total long-term liabilities	20,102,421	1,268,793
Total members' equity	139,889,972	129,373,617
Total Liabilities and Members' Equity	$164,471,217	$141,847,168

We had significantly more cash on hand at June 30, 2013 compared to December 31, 2012 because we borrowed funds on our revolving line of credit in order to finance the anticipated closing of the repurchase agreement of membership units from Steve Retterath. These additional funds borrowed on our revolving line of credit were repaid shortly after the end of our second fiscal quarter of 2013. Our accounts receivable was higher at June 30, 2013 compared to December 31, 2012 due to the timing of our quarter end with respect to payments we receive from our product marketers. Our derivative instruments represented a larger asset on our balance sheet at June 30, 2013 compared to December 31, 2012 due to unrealized gains we experienced on our risk management positions as of June 30, 2013 along with cash we deposited in our margin account with our commodity broker.

Our net property and equipment was lower at June 30, 2013 compared to December 31, 2012 due to depreciation. We had construction in progress at June 30, 2013 primarily related to our grain bin construction project.

Our other assets were higher at June 30, 2013 compared to December 31, 2012 due to the investment we made in RPMG, our ethanol and corn oil marketer. We continue to amortize our loan fees related to our Home Federal loan as well as certain utility rights associated with our construction of the ethanol plant which reduced the value of our other assets.

Our accounts payable was lower at June 30, 2013 compared to December 31, 2012 primarily due to deferred corn payments that we had outstanding at the end of our 2012 fiscal year which were paid in early January 2013. Our corn related accounts payable typically increases at the end of the year since our corn suppliers frequently seek to defer corn payments until their next tax year. The amount outstanding on our revolving line of credit was significantly higher at June 30, 2013 compared to December 31, 2012 due to funds we borrowed on the line of credit related to the Steve Retterath repurchase. These funds were repaid shortly after the end of our second quarter of 2013 due to the repurchase agreement not closing.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended June 30, 2013 were cash from our operations, our $20 million long-term revolving loan and our $5 million short-term revolving line of credit. On July 1, 2013, our $5 million short-term revolving line of credit matured and was not renewed. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of June 30, 2013, we had $5 million available pursuant to our revolving loans and approximately $24.6 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months unless we require restructured credit facilities to complete the Retterath repurchase. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the six months ended June 30, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$6,162,649	$3,765,875
Net cash (used in) investing activities	(2,608,582)	(812,766)
Net cash provided by (used in) financing activities	19,000,000	(6,817,643)
Cash at beginning of period	2,081,779	5,153,553
Cash at end of period	$24,635,846	$1,289,019

Cash Flow From Operations

Our operations generated more cash during our first six months of 2013 compared to the same period of 2012 primarily due to having more net income during the 2013 period.

Cash Flow From Investing Activities

We used more cash for equipment and construction purchases during our first six months of 2013 compared to the first six months of 2012 due primarily to construction of our additional grain storage. Our capital expenditures during the 2012 period were mainly related to the final payment we made on our corn oil system and installation of second generation relief valves on our fermentation tanks.

Cash Flow From Financing Activities

Our financing activities provided cash for our operations during our first six months of 2013 due to cash we borrowed on our revolving line of credit at the end of our second quarter of 2013. In addition, we used approximately $12 million of our cash for a distribution during the 2012 period. We did not use cash for a distribution during the 2013 period.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. We have three loans with Home Federal, (i) a term loan; (ii) a $20 million term revolving loan; and (iii) a $5 million short-term line of credit. The term loan was repaid in full in November 2012.

On May 14, 2012, we executed amended credit agreements with our primary lender, Home Federal Savings Bank ("Home Federal"). These amended credit agreements were effective as of May 1, 2012. Specifically, we executed an Amended and Restated Third Supplement to Master Loan Agreement and Amended and Restated Revolving Line of Credit Note. Following the effective date of these amended credit agreements, we had a $5 million short-term revolving line of credit which had a maturity date of July 1, 2013. This short-term revolving line of credit expired on July 1, 2013 and was not renewed.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 275 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. As of June 30, 2013, we had $20,000,000 outstanding on our term revolving loan and $0 available to be drawn. Interest accrued on our term revolving loan as of June 30, 2013 at a rate of 2.944% per year.

Revolving Line of Credit

We had a $5 million revolving line of credit with Home Federal. This short-term line of credit had a maturity date of July 1, 2013 and was not renewed. Our ability to draw funds on the revolving line of credit was limited by a borrowing base calculation. We could borrow up to the lesser of $5 million or an amount equal to 75% of our eligible accounts receivable plus 75% of our eligible inventory, as defined in our amended credit agreements. We agreed to pay interest on this revolving line of credit at the greater of 4% or 340 basis points above the one month LIBOR. As of June 30, 2013, we had $0 outstanding on our line of credit and $5 million available to be drawn. If we had an amount outstanding on our line of credit, it would have accrued interest at the minimum interest rate of 4% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of June 30, 2013, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement as of June 30, 2013 was $105 million. We are required to maintain this $105 million tangible net worth until the maturity date of our loans. As of June 30, 2013, we had tangible net worth of approximately $140 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of June 30, 2013, we had working capital of approximately $45 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at June 30, 2013 and December 31, 2012.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loan which bear variable interest rates. As of June 30, 2013, we had approximately $20,000,000 outstanding on our variable interest rate loans and interest accrued at a rate of 2.944%. Our variable interest rates are calculated by adding 275 basis points to the one month LIBOR. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2013, would be approximately $17,000.

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

As of June 30, 2013, we had price protection in place for approximately 7% of our anticipated corn needs for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,200,000	MMBTU	10%	$(1,146,000)
Ethanol	120,000,000	Gallons	10%	(28,080,000)
Corn	40,000,000	Bushels	10%	(27,280,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

On August 1, 2013, Steven J. Retterath, the Company's largest investor and a former member of the Company's board of directors filed a lawsuit in the Florida Circuit Court located in Palm Beach County, Florida. The Docket Number is 4247317. In the lawsuit, Mr. Retterath sued Homeland Energy Solutions, LLC, Pat Boyle, Maurice Hyde, Christine Marchand, Mathew Driscoll, Leslie Hansen, Chad Kuhlers, and Robert Sieracki, each members of the Company's board of directors, Walter Wendland, the Company's Chief Executive Officer and the Company's outside legal counsel, Joseph Leo and the BrownWinick Law Firm. Mr. Retterath's factual basis for his claims is unclear from the complaint, however, it appears that Mr. Retterath is claiming that certain actions violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath claims unspecified monetary damages. The Company has not yet been served with the lawsuit.

On August 14, 2013, Homeland Energy Solutions, LLC filed a lawsuit against Steven J. Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit is to enforce the terms of the repurchase agreement we executed with Mr. Retterath on June 13, 2013. We are asking the Iowa state court to require Mr. Retterath to perform his obligations under the repurchase agreement pursuant to its terms.

ITEM 1A. RISK FACTORS.

There have not been any material changes to the risk factors that were previously disclosed on our annual report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Membership Unit Repurchase Agreement between Homeland Energy Solutions, LLC and Steven Retterath dated June 13, 2013. *
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	August 14, 2013	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2013	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)