Form 10-Q
period 2013-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2013-11-19
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2013

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

As of November 19, 2013, we had 90,445 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$12,061,082	$2,081,779
Accounts receivable	3,816,533	2,385,638
Inventory	13,148,320	9,655,732
Prepaid and other	1,605,389	1,937,966
Derivative instruments	1,343,923	1,341,281
Total current assets	31,975,247	17,402,396

PROPERTY AND EQUIPMENT
Land and improvements	22,533,935	22,474,880
Buildings	5,366,168	5,366,168
Equipment	139,212,344	136,867,806
Construction in progress	18,577	139,736
	167,131,024	164,848,590
Less accumulated depreciation	51,392,155	43,698,125
Total property and equipment	115,738,869	121,150,465

OTHER ASSETS
Loan fees, net of amortization of $1,133,079 and $1,097,175	39,893	75,797
Utility rights, net of amortization of $875,956 and $773,665	1,432,073	1,534,364
Other assets	2,658,101	1,684,146
Total other assets	4,130,067	3,294,307

TOTAL ASSETS	$151,844,183	$141,847,168

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	September 30, 2013	December 31, 2012
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$6,269,666	$10,547,541
Due to member	30,000,000	—
Interest payable	—	2,512
Property tax payable	379,918	441,114
Accrued payroll	139,888	213,591
Total current liabilities	36,789,472	11,204,758

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Revolving line of credit	—	1,000,000
Other liabilities	102,421	268,793
Total long-term liabilities	102,421	1,268,793

MEMBERS' EQUITY, September 30, 2013 and December 31, 2012 64,585 and 90,445 units issued and outstanding, respectively	114,952,290	129,373,617

TOTAL LIABILITIES AND MEMBERS' EQUITY	$151,844,183	$141,847,168

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$98,342,436	$84,499,206	$308,561,247	$270,291,094

Costs of goods sold	92,728,251	86,269,126	291,183,853	267,797,786

Gross profit (loss)	5,614,185	(1,769,920)	17,377,394	2,493,308

Selling, general and administrative expenses	674,895	646,389	2,053,461	2,074,842

Operating income (loss)	4,939,290	(2,416,309)	15,323,933	418,466

Other income (expense)
Interest (expense)	(2,610)	(91,111)	(50,760)	(204,362)
Interest income	2,799	328	3,176	610
Other income	122,839	39,799	302,324	185,147
Total other income (expense)	123,028	(50,984)	254,740	(18,605)

Net income (loss)	$5,062,318	$(2,467,293)	$15,578,673	$399,861

Basic & diluted net income (loss) per capital unit	$73.28	$(27.28)	$187.14	$4.42

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	69,082	90,445	83,246	90,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,578,673	$399,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,832,225	9,427,939
Unrealized (gain) loss on risk management activities	(2,642)	1,649,614
Change in working capital components:
Accounts receivable	(1,430,895)	785,560
Inventory	(3,492,588)	(97,244)
Prepaid expenses and other	332,577	700,988
Accounts payable and other accrued expenses	(4,581,658)	(1,834,315)
Net cash provided by operating activities	14,235,692	11,032,403

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(2,282,434)	(1,278,510)
Increase in other assets	(973,955)	(218,264)
Net cash (used in) investing activities	(3,256,389)	(1,496,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	—	(872,678)
Distribution to members	—	(12,029,185)
Proceeds from long-term borrowings	95,350,000	6,000,000
Payments on long-term borrowings	(96,350,000)	(5,550,000)
Net cash (used in) financing activities	(1,000,000)	(12,451,863)

Net increase (decrease) in cash	9,979,303	(2,916,234)

Cash and Cash Equivalents - Beginning	2,081,779	5,153,553
Cash and Cash Equivalents - Ending	$12,061,082	$2,237,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$53,272	$199,973
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Commitment to redeem membership units	$30,000,000	$—

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Nine Months Ended September 30, 2013

Members
Equity
Balance, December 31, 2012	$129,373,617
Committed 25,860 membership units to be redeemed	(30,000,000)
Net Income	15,578,673
Balance, September, 30, 2013	$114,952,290

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

Committed Shares to be Redeemed
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the membership units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. Due to all conditions of the agreement being met prior to, or on, August 1, 2013, the Company believes that it has a binding agreement with Mr. Retterath; as such the commitment to repurchase and retire the membership units is reflected in the financial statements as if the transaction had closed on August 1, 2013. See Note 9 for additional information.

Net Income per Unit
Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath, see Note 9. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

units would not be redeemed under the repurchase agreement. If the shares are not redeemed, basic and diluted net income per unit, including the 25,860 shares, for the three and nine months ending September 30, 2013 would be $55.97 and $172.24, respectively.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the nine months ended September 30, 2013, ethanol sales averaged approximately 76% of total revenues, while approximately 24% of revenues were generated from the sale of distiller grains and other co-products. For the nine months ended September 30, 2013, corn costs averaged approximately 88% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which ethanol is sold and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

Reclassification
Certain items in the statements of cash flows for the nine months ended September 2012 have been reclassified to conform to the 2013 classifications. The changes do not affect net assets or net income but were changed to agree with the classifications used in the September 30, 2013 financial statements.

2.    INVENTORY

Inventory consisted of the following as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Raw Materials	$4,526,986	$4,634,704
Work in Process	2,210,499	2,350,304
Finished Goods	6,410,835	2,670,724
Totals	$13,148,320	$9,655,732

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank
On November 30, 2007, the Company entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal for the construction of a 100 million gallon per year natural gas powered dry mill ethanol plant. In return, the Company executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. The Company currently has one loan with Home Federal, a term revolving loan. The Company also held a $5 million revolving line of credit with Home Federal which matured July 1, 2013 and was not renewed.

Term Revolving Loan
Under the terms of the Master Loan Agreement, the company has a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR rate plus 275 basis points, 2.929% on September 30, 2013. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. The balance outstanding on the term revolving loan as of September 30, 2013 and December 31, 2012 was $0 and $1,000,000 respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

4.    RELATED PARTY TRANSACTIONS

Due to member
On June 13, 2013, we entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. The Company believes that it has a binding agreement with Mr. Retterath. On August 14, 2013, the Company filed a lawsuit against Mr. Retterath in Iowa state court to enforce the terms of the repurchase agreement. The Company is asking the Iowa state court to require Mr. Retterath to complete the repurchase agreement pursuant to its terms.

Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. If the Company is ultimately unsuccessful in its lawsuit against Mr. Retterath, it will likely be required to restate its financial statements during the period of time that the lawsuit is pending.

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and nine months ended September 30, 2013 totaled $1,395,000 and $4,347,000 respectively, and during the three and nine months ended September 30, 2012 totaled approximately $0 and $0, respectively. Amounts due to these members was $0 as of September 30, 2013 and $0 as of December 31, 2012.

The Company has an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the three and nine months ending September 30, 2013 the Company incurred net costs of approximately $34,600 and $105,100 related to this agreement. The cost for the same periods of 2012 related to this agreement were approximately $22,000 and $126,500.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of September 30, 2013, the Company had commitments to sell approximately 4,600,000 gallons at various fixed prices and 6,900,000 gallons at basis price levels indexed against exchanges for delivery through November 30, 2013.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of September 30, 2013, the Company had commitments to sell approximately 2,000,000 pounds at various fixed and basis price levels indexed against exchanges for delivery through November 30, 2013.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,261,000 as of September 30, 2013.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2013. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of September 30, 2013, the Company had approximately 44,000 tons of distiller grains commitments for delivery through March 2014 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and nine months ended September 30, 2013 and 2012 were approximately as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
Sales ethanol - RPMG	$73,940,000	$233,954,000	$64,333,000	$209,286,000
Sales distiller grains	19,978,000	63,278,000	17,572,000	52,410,000
Sales corn oil - RPMG	3,382,000	10,038,000	2,591,000	8,591,000

Marketing fees ethanol - RPMG	$64,000	$192,000	$122,000	$397,000
Marketing fees distiller grains	188,000	557,000	169,000	568,000
Marketing fees corn oil - RPMG	23,000	69,000	20,000	65,000

	As of September 30, 2013	As of December 31, 2012
Amount due from RPMG	$961,000	$199,000
Amount due from CHS	2,768,000	2,077,000

At September 30, 2013, the Company had approximately $11,000,000 in outstanding corn purchase commitments for bushels at various prices and approximately 2,200,000 bushels of unpriced corn through March 2014 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 6 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending September 30:

2014	$3,868,000
2015	3,787,000
2016	3,787,000
2017	3,787,000
Thereafter	5,681,000
Total anticipated commitments	$20,910,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three and nine months ended September 30, 2013, was approximately $416,000 and $1,250,000 and for the same periods in 2012 was approximately $379,000 and $955,000.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

At September 30, 2013, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended September 30:

2014	$1,630,000
2015	1,567,000
2016	1,567,000
2017	1,052,000
Thereafter	244,000
Total lease commitments	$6,060,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 40 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At September 30, 2013, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 2% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2013 and 2012 and the fair value of derivatives as of September 30, 2013 and December 31, 2012:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the	Cost of Goods Sold	$2,138,000	$264,000	$2,402,000
three months ended September 30, 2013	Revenue	(15,000)	1,054,000	1,039,000
	Total	$2,123,000	$1,318,000	$3,441,000

Commodity contracts for the
three months ended September 30, 2012	Cost of Goods Sold	$(9,645,000)	$4,441,000	$(5,204,000)

Commodity contracts for the	Cost of Goods Sold	$4,361,000	$588,000	$4,949,000
nine months ended September 30, 2013	Revenue	(15,000)	1,302,000	1,287,000
	Total	$4,346,000	$1,890,000	$6,236,000

Commodity contracts for the
nine months ended September 30, 2012	Cost of Goods Sold	$(6,157,000)	$(254,000)	$(6,411,000)

	Balance Sheet Classification	September 30, 2013	December 31, 2012
Futures and option contracts through May 2014
In gain position		$1,890,000	$894,000
In loss position		—	(206,000)
Cash held by (owed to) broker		(546,000)	654,000
	Current Asset	$1,344,000	$1,341,000

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
Notes to Unaudited Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
September 30, 2013
Assets	$1,890,000	$1,890,000	$—	$—
Liabilities	—	—	—	—
December 31, 2012
Assets	$894,000	$894,000	$—	$—
Liabilities	(206,000)	(206,000)	—	—

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

9.    UNIT REDEMPTION AND RELATED LITIGATION

On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. The Company was in the process of negotiating an amended credit agreement with the Company's primary lender to finance the repurchase payment over a period of years. The Company put this amendment to its credit agreement on hold pending resolution of the repurchase. On the scheduled closing date for the repurchase, Mr. Retterath sued the Company along with several directors, the Company's CEO, CFO, Plant Manager, a former director and the Company's outside legal counsel in Florida state court. The lawsuit was subsequently removed to federal court in the State of Florida.

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

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. We completed installation of corn oil extraction equipment and commenced selling corn oil during our fourth quarter of 2011. The ethanol plant is capable of operating at a rate in excess of 120 million gallons of ethanol per year.

On June 13, 2013, we entered into an agreement with Steve Retterath, our largest member, to repurchase and retire all of the units owned by Mr. Retterath. We agreed to close on this repurchase on or before August 1, 2013. We agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. The Company believes that it has a binding agreement with Mr. Retterath. On August 14, 2013, we filed a lawsuit against Mr. Retterath in Iowa state court to enforce the terms of the repurchase agreement. We are asking the Iowa state court to require Mr. Retterath to complete the repurchase agreement pursuant to its terms.

Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. If the Company is ultimately unsuccessful in its lawsuit against Mr. Retterath, it will likely be required to restate its financial statements during the period of time that the lawsuit is pending.

We were in the process of negotiating an amended credit agreement with Home Federal, our primary lender, to finance the repurchase payment over a period of years. We have put this amendment to our credit agreement on hold pending resolution of the repurchase.

On the scheduled closing date for the repurchase agreement , Mr. Retterath sued the Company along with several directors, our CEO, CFO, Plant Manager, a former director and our outside legal counsel in Florida state court. This lawsuit was subsequently removed to federal court in the State of Florida. Details of both the Company's lawsuit against Mr. Retterath and Mr. Retterath's lawsuit are provided below in the section entitled "PART II - Item 1. Legal Proceedings."

We recently completed construction of our new grain storage bin. The new grain storage bin was placed into service during our annual maintenance shutdown which occurred in August 2013. We are now purchasing corn which is being stored in our new grain storage bin.

Results of Operations

Comparison of Fiscal Quarters Ended September 30, 2013 and 2012

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$98,342,436	100.0	$84,499,206	100.0

Cost of goods sold	92,728,251	94.3	86,269,126	102.1

Gross profit (loss)	5,614,185	5.7	(1,769,920)	(2.1)

Selling, general and administrative expenses	674,895	0.7	646,389	0.8

Operating income (loss)	4,939,290	5.0	(2,416,309)	(2.9)

Other income (expense)	123,028	0.1	(50,984)	(0.1)

Net income (loss)	$5,062,318	5.1	$(2,467,293)	(2.9)

Revenue

Our total revenue for our third quarter of 2013 was approximately 16% more than our total revenue for our third quarter of 2012. Management attributes this increase in revenue with increased production by the ethanol plant, partially offset by lower prices for our primary products, ethanol, distiller grains and corn oil, during the 2013 period.

For our third quarter of 2013, our total ethanol revenue increased by approximately 15% compared to our third quarter of 2012 due to increased ethanol production partially offset by lower ethanol prices. The average price we received for our ethanol during our third quarter of 2013 was approximately 2% lower than during our third quarter of 2012. We sold approximately 17% more gallons of ethanol during our third quarter of 2013 compared to the same period of 2012. Management attributes this decrease in ethanol prices with decreased corn and energy prices which both impact the market price of ethanol. Ethanol demand has remained relatively strong with lower ethanol imports from Brazil compared to prior years. Recently, ethanol use requirements in Brazil increased from 20% to 25% and ethanol prices decreased in Brazil due to market conditions. Both of these changes in the Brazilian ethanol industry increased ethanol demand in Brazil which reduced the amount of ethanol that Brazil has available to export.

Our total distiller grains revenue was approximately 14% higher during our third quarter of 2013 compared to the same period of 2012, due primarily to increased distiller grains production, partially offset by lower distiller grains prices. We sold approximately 28% more tons of distiller grains during our third quarter of 2013 compared to the same period of 2012. The average price we received for our dried distiller grains was approximately 13% less during our third quarter of 2013 compared to the same period of 2012. Further, the average price we received for our modified/wet distiller grains was approximately 14% less during our third quarter of 2013 compared to the same period of 2012. Management attributes these lower distiller grains prices to decreasing corn prices and improved corn production estimates during our third quarter of 2013 in advance of harvest. Since distiller grains are typically used as an animal feed substitute for corn, when corn prices decrease and the potential corn supply increases, the market price of distiller grains typically decreases. Management anticipates that distiller grains prices will continue to trade lower and will continue to track corn prices into the foreseeable future.

Our total corn oil revenue was approximately 31% higher for our third quarter of 2013 compared to the same period of 2012 due to increased corn oil yields and production, partially offset by lower corn oil prices. We sold approximately 37% more pounds of corn oil during our third quarter of 2013 compared to the same period of 2012 because of improved efficiency in operating our corn oil extraction equipment and increased total production at the ethanol plant. Partially offsetting this increase in corn oil production was a decrease in the average price we received per pound of corn oil of approximately 5% during our third quarter of 2013 compared to the same period of 2012. Management believes that if the incentives that support the biodiesel industry are reduced or eliminated, it may negatively impact corn oil demand and prices in the future. Further, increases in corn oil supply may negatively impact the market price of corn oil as other ethanol producers install the corn oil extraction equipment.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was approximately 7% higher during our third quarter of 2013 compared to the same period of 2012. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 21% higher during our third quarter of 2013 compared to our third quarter of 2012 due to increased corn consumption partially offset by lower market prices for corn. The average price we paid per bushel of corn was approximately 6% less during our third quarter of 2013 compared to our third quarter of 2012 due to lower market corn prices and improved corn production forecasts for the fall harvest during our third quarter of 2013. Our corn purchases were approximately 28% greater during our third quarter of 2013 compared to our third quarter of 2012 due to increased production at the ethanol plant. In addition, we had significant unrealized and realized gains on our derivative instruments during our third quarter of 2013 compared to losses during the same period of 2012 which positively impacted our cost of goods sold during the 2013 period. Management anticipates lower corn prices going forward and improved balance between corn supply and demand as a result of the larger corn crop harvested in the fall of 2013. However, if we experience unfavorable growing conditions during our 2014 fiscal year, either nationally or in the area surrounding our ethanol plant, we may again experience higher corn costs and tighter operating margins.

We experienced increased natural gas prices during our third quarter of 2013 compared to the same period of 2012 due to a longer and colder winter during 2013. The longer and colder winter resulted in increased natural gas demand which had a corresponding impact on prices. We also periodically engage in risk management activities that are intended to mitigate risk related to sales of ethanol. During our third quarter of 2013, the average price we paid per MMBtu of natural gas was approximately 22% higher compared to the same period of 2012. Further, our natural gas consumption during our third quarter of 2013 was approximately 21% greater compared to the same period of 2012 due to increased production at the ethanol plant. Management anticipates that natural gas prices will remain at current levels with premium prices during the winter months when natural gas demand increases for heating needs. If we experience another long and cold winter, it may result in further increases in natural gas prices.

We engage in risk management activities that are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. We also periodically engage in risk management activities that are intended to mitigate risk related to sales of ethanol. During our third quarter of 2013, we had a realized gain of approximately $2,122,000 and an unrealized gain of approximately $1,318,000 related to our corn and ethanol derivative instruments. During our third quarter of 2012, we had a realized loss of approximately $9,645,000 and an unrealized gain of approximately $4,441,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn derivative instruments in cost of goods sold as the changes occur and we recognize the gains or losses that result from changes in the value of our ethanol derivative instruments in revenue as the changes occur. Our plant is expected to use approximately 40 million bushels of corn per year. As of September 30, 2013, we had risk management positions in place for approximately 2% of our corn needs for the next 12 months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our third quarter of 2013 compared to our third quarter of 2012 primarily due to increased legal fees related to the pending Retterath lawsuits.

Other Income (Expense)

Our interest expense was lower during our third quarter of 2013 compared to the same period of 2012 due to having on average less debt outstanding during the 2013 period. We also had more investment income during our third quarter of 2013 compared to the same period of 2012, primarily due to our investment in our ethanol and corn oil marketer, RPMG.

Comparison of Nine Months Ended September 30, 2013 and 2012

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$308,561,247	100.0	$270,291,094	100.0

Cost of goods sold	291,183,853	94.4	267,797,786	99.1

Gross profit	17,377,394	5.6	2,493,308	0.9

Selling, general and administrative expenses	2,053,461	0.7	2,074,842	0.8

Operating income	15,323,933	5.0	418,466	0.2

Other income (expense)	254,740	0.1	(18,605)	—

Net income	$15,578,673	5.0	$399,861	0.1

Revenue

Our total revenue for our first nine months of 2013 was approximately 14% greater than our total revenue for our first nine months of 2012. For our first nine months of 2013, our total ethanol revenue increased by approximately 12% compared to our first nine months of 2012. The average price we received for our ethanol during our first nine months of 2013 was approximately 9% more than during our first nine months of 2012. We also sold approximately 3% more gallons of ethanol during our first nine months of 2013 compared to the same period of 2012. This increase in ethanol sales resulted from increased ethanol production due to improved operating efficiency during the 2013 period.

For our first nine months of 2013, our total distiller grains revenue increased by approximately 21% compared to our first nine months of 2012, due to higher distiller grains prices and increased production. The average price we received for our dried distiller grains was approximately 15% greater for our first nine months of 2013 compared to the same period of 2012. The average price we received for our modified/wet distiller grains was approximately 8% greater for our first nine months of 2013 compared to the same period of 2012. We experienced higher corn prices and tighter corn supplies during our 2013 fiscal year, particularly in the first half of our 2013 fiscal year which positively impacted demand for distiller grains which resulted in higher distiller grains prices. Distiller grains prices have recently been decreasing due to increased corn supplies and decreasing market corn prices.

Our total corn oil revenue was approximately 17% higher for our first nine months of 2013 compared to our first nine months of 2012 due to increased corn oil sales. We sold approximately 26% more pounds of corn oil during our our first nine months of 2013 compared to our first nine months of 2012 because of improved efficiency in operating our corn oil extraction equipment and increased total production at the ethanol plant. Partially offsetting this increase in corn oil production was a decrease in the average price we received per pound of corn oil of approximately 8% during our first nine months of 2013 compared to our first nine months of 2012.

Cost of Goods Sold

Our total cost of goods sold increased by approximately 9% for our first nine months of 2013 compared to our first nine months of 2012. Management attributes this increase in our total cost of goods sold to higher corn and natural gas prices during the 2013 period compared to the 2012 period along with increased corn and natural gas consumption. The average price we paid per bushel of corn, not including derivative instrument costs, was approximately 9% more during our first nine months of 2013 compared to our first nine months of 2012. We consumed approximately 7% more bushels of corn during our first nine months of 2013 compared to our first nine months of 2012.

During our first nine months of 2013, the average price we paid per MMBtu of natural gas was approximately 31% higher compared to our first nine months of 2012. Our natural gas consumption was approximately 7% more during our first nine months of 2013 compared to the same period of 2012.

During our first nine months of 2013, we had a realized gain of approximately $4,346,000 and an unrealized gain of approximately $1,890,000 related to our corn and ethanol derivative instruments. During our first nine months of 2012, we had a realized loss of approximately $6,157,000 and an unrealized loss of approximately $254,000 related to our corn and ethanol derivative instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were lower during our first nine months of 2013 compared to our first nine months of 2012 due to decreases in employee training and amortization expenses.

Other Income (Expense)

Our interest expense was significantly lower during our first nine months of 2013 compared to the same period of 2012 due to our reduced average debt load. Our other income was greater during our first nine months of 2013 compared to the same period of 2012 due to increased investment income during the 2013 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2013.

Balance Sheet Data	September 30, 2013	December 31, 2012
Total current assets	$31,975,247	$17,402,396
Total property and equipment	115,738,869	121,150,465
Total other assets	4,130,067	3,294,307
Total Assets	$151,844,183	$141,847,168

Total current liabilities	$36,789,472	$11,204,758
Total long-term liabilities	102,421	1,268,793
Total members' equity	114,952,290	129,373,617
Total Liabilities and Members' Equity	$151,844,183	$141,847,168

We had significantly more cash on hand at September 30, 2013 compared to December 31, 2012 due to net income we generated during our 2013 fiscal year, primarily during our second and third quarters of 2013. Our accounts receivable was higher at September 30, 2013 compared to December 31, 2012 due to the timing of our quarter end with respect to payments we receive from our product marketers. We had significantly more inventory on hand at September 30, 2013 compared to December 31, 2012 due to having additional finished goods inventory at September 30, 2013 due to the timing of our quarter end. We had less prepaid expenses at September 30, 2013 compared to December 31, 2012 due to insurance premiums we pay annually in November.

Our net property and equipment was lower at September 30, 2013 compared to December 31, 2012 due to depreciation, partially offset by the addition of the grain bin which was placed into service during our 2013 fiscal year along with several other smaller capital projects.

Our other assets were higher at September 30, 2013 compared to December 31, 2012 due to the investment we made in RPMG, our ethanol and corn oil marketer. We continue to amortize our loan fees related to our Home Federal loan as well as certain utility rights associated with our construction of the ethanol plant which reduced the value of our other assets.

Our current liabilities were significantly higher at September 30, 2013 compared to December 31, 2012 primarily due to the $30 million due to member related to the Retterath repurchase agreement. The increase in current liabilities was partially offset by having less deferred corn payments outstanding at September 30, 2013 compared to December 31, 2012. Our corn related accounts payable typically increases at the end of the year since our corn suppliers frequently seek to defer corn payments until their next tax year and these deferred corn payments are generally made early in January of each year. We had no amount outstanding on our revolving line of credit at September 30, 2013 compared to $1 million at December 31, 2012. Our members' equity was lower at September 30, 2013 compared to December 31, 2012 due to the net effect of the net income we have generated during our 2013 fiscal year, offset by the $30 million repurchase agreement we executed with Mr. Retterath.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended September 30, 2013 were cash from our operations and our $20 million long-term revolving loan. We previously had a $5 million short-term revolving line of credit which matured on July

1, 2013 and was not renewed. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of September 30, 2013, we had $20.0 million available pursuant to our revolving loans and approximately $12.1 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months unless we require restructured credit facilities to complete the Retterath repurchase. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months ended September 30, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$14,235,692	$11,032,403
Net cash (used in) investing activities	(3,256,389)	(1,496,774)
Net cash (used in) financing activities	(1,000,000)	(12,451,863)
Cash at beginning of period	2,081,779	5,153,553
Cash at end of period	$12,061,082	$2,237,319

Cash Flow From Operations

Our operations generated more cash during our first nine months of 2013 compared to the same period of 2012 primarily due to having more net income during the 2013 period.

Cash Flow From Investing Activities

We used more cash for equipment and construction purchases during our first nine months of 2013 compared to the first nine months of 2012 due primarily to construction of our additional grain storage. Our capital expenditures during the 2012 period were mainly related to the final payment we made on our corn oil system and installation of second generation relief valves on our fermentation tanks.

Cash Flow From Financing Activities

We used less cash for financing activities during our first nine months of 2013 compared to the same period of 2012 due to using less cash for loan repayments and distributions during the 2013 period. We used approximately $12 million of our cash for a distribution during the 2012 period. We did not use cash for a distribution during the 2013 period.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. We had three loans with Home Federal, (i) a term loan; (ii) a $20 million term revolving loan; and (iii) a $5 million short-term line of credit. The term loan was repaid in full in November 2012. The $5 million short-term line of credit matured on July 1, 2013 and was not renewed.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of July 1, 2014. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 275 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on July 1, 2014, on which date the unpaid principal balance of the term revolving loan becomes due. As of September 30, 2013, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of September 30, 2013 at a rate of 2.929% per year.

Revolving Line of Credit

We had a $5 million revolving line of credit with Home Federal. This short-term line of credit had a maturity date of July 1, 2013 and was not renewed.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of September 30, 2013, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets, including the debt reserve account, (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement as of September 30, 2013 was $105 million. We are required to maintain this $105 million tangible net worth until the maturity date of our loans. As of September 30, 2013, we had tangible net worth of approximately $115 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of September 30, 2013, we had working capital of approximately $18 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

Failure to comply with the loan covenants or to maintain the required financial ratios may cause acceleration of any future outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. Any acceleration of the debt financing or imposition of the fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.

Should we default on any of our obligations pursuant to the Home Federal loans, Home Federal may terminate its commitment to provide us funds and declare any future unpaid principal balance of the loans, plus accrued interest, immediately due and payable. Events of default include the failure to make payments when due, our insolvency, any material adverse change in our financial condition or the breach of any of the covenants, representations or warranties we have made in the loan agreements.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at September 30, 2013 and December 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we have no variable interest indebtedness outstanding which would expose us to interest rate risk. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of September 30, 2013, we had price protection in place for approximately 2% of our anticipated corn needs for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,200,000	MMBTU	10%	$(1,232,000)
Ethanol	128,500,000	Gallons	10%	(22,873,000)
Corn	45,000,000	Bushels	10%	(19,260,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Retterath Florida Lawsuit

On August 1, 2013, Steve Retterath, the Company's largest investor and a former member of the Company's board of directors filed a lawsuit in the Florida Circuit Court located in Palm Beach County, Florida. The lawsuit was subsequently removed to federal court in Florida. The Docket Number is 13-CIV-80942-MARRA. In the lawsuit, Mr. Retterath sued Homeland Energy Solutions, LLC, Pat Boyle, Maurice Hyde, Christine Marchand, Mathew Driscoll, Leslie Hansen, and Chad Kuhlers, each members of the Company's board of directors, Walter Wendland, the Company's Chief Executive Officer, David Finke, the Company's Chief Financial Officer and Kevin Howes, the Company's Plant Manager. Mr. Retterath also sued James Boeding, a former director and the Company's outside legal counsel, Joseph Leo and the BrownWinick Law Firm. Mr. Retterath's factual basis for his claims is unclear from the complaint, however, it appears that Mr. Retterath is claiming that certain actions violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws. Mr. Retterath claims an unspecified damage in excess of $30 million in monetary damages.

Retterath Iowa Lawsuit

On August 14, 2013, Homeland Energy Solutions, LLC filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The Docket Number is EQCE 074886. The purpose of the lawsuit is to enforce the terms of the repurchase agreement we executed with Mr. Retterath on June 13, 2013. We are asking the Iowa state court to require Mr. Retterath to perform his obligations under the repurchase agreement pursuant to its terms.

GS Cleantech Patent Litigation

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The complaint alleges that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The complaint has been conditionally transferred to the United States District Court for the Southern District of Indiana due to finding that the action appears to involve questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL") and which is currently pending in that district. The Company has filed an answer and counterclaims claiming invalidity of the patents, noninfringement, and inequitable conduct. The Company has also moved for a remand back to the Northern District of Iowa on the grounds that the MDL will not allow the Company to conduct sufficient discovery and mount a proper defense due to the advanced stage of the proceedings in the MDL which has been pending for approximately three years.

The Company intends to vigorously defend itself in this matter. However, the Company is not currently able to predict the outcome of the litigation with any degree of certainty. Should damages be awarded, the Company estimates that damages would be based on a reasonable royalty to, or lost profits of, GS Cleantech. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. In addition, the Company might need to cease use of its current oil extraction process and seek out a replacement or cease oil production altogether.

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2012, included in our annual report on Form 10-K.

Recent attempts to reduce or eliminate the Renewable Fuels Standard, if successful, could negatively impact our ability to operate profitably. The United States ethanol industry is highly dependent on several federal and state incentives which promote the use of ethanol. Without these incentives, demand for and the price of ethanol could be negatively impacted which could impair our ability to profitably operate. The most significant of the federal and state incentives which benefit ethanol is the Federal Renewable Fuels Standard (“RFS”). The RFS requires that an increasing amount of renewable fuels, including the corn-based ethanol we produce, must be blended with petroleum based fuels each year in the United States. The 2013 RFS requirement for corn-based ethanol was 13.8 billion gallons which pursuant to the requirements of the RFS should increase to 14.4 billion gallons in 2014. However, the EPA has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. While we do not believe that either of these grounds exist with respect to corn-based ethanol, opponents of the RFS are seeking to force the EPA to reduce or eliminate the RFS. Further, several pieces of legislation have been introduced with the goal of significantly reducing or eliminating the RFS. While management believes that these legislative efforts will not be successful, it is possible that the EPA could adjust the RFS requirements during 2014. While the EPA has refused to use its waiver authority in the past, it is possible that the EPA could use this authority for 2014. If the EPA were to adjust the RFS requirements in any material way, it could negatively impact demand for the ethanol we produce which could decrease our ability to profitably operate the ethanol plant.

Demand for ethanol may not increase past current levels unless higher percentage blends of ethanol are more widely used. Since ethanol is typically blended with gasoline, changes in gasoline demand affect demand for ethanol. In recent years, gasoline demand has been decreasing which has similarly impacted ethanol demand. While ethanol use has increased as more gallons of gasoline in the United States are blended with ethanol, this trend may not continue as ethanol is blended at a 10% rate in nearly all of the gasoline sold in the United States. In order to increase demand for ethanol past current levels, or to maintain current demand for ethanol if gasoline demand continues to decrease, the percentage of ethanol that is blended into gasoline must increase. While the EPA has approved the use of gasoline blends containing 15% ethanol (called E15) for use in vehicles produced in the model year 2001 and after, E15 has not become readily available in the marketplace. Demand for ethanol has been positively impacted by sales of E85 for use in flexible fuel vehicles, however, many in the ethanol industry believe that the best way to increase ethanol demand is through higher percentage blends of ethanol in standard vehicles. Opponents of ethanol, particularly the petroleum industry, have opposed the use of higher blends of ethanol in gasoline and are seeking to limit the use of ethanol. If ethanol demand decreases, particularly due to decreasing gasoline demand, it could negatively impact the price we receive for our ethanol which could negatively impact our ability to profitably operate the ethanol plant. Further, if domestic ethanol supplies increase, including through increased ethanol imports from Brazil, it could negatively impact demand for the ethanol we produce which could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 19, 2013	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 19, 2013	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)