Form 10-K
period 2013-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2014-02-27
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24, Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2013, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,777,000.

As of February 27, 2014, there were 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

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

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price volatility of corn and natural gas;

•	Reductions in the ethanol use requirement in the Federal Renewable Fuels Standard;

•	Decreases in the market price of ethanol, distiller grains and corn oil;

•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Our ability to continue to satisfy the financial covenants contained in our credit agreements with our lender;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry;

•	Overcapacity within the ethanol industry;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel; and

•	Competition in the ethanol industry from alternative fuels.

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

On June 13, 2013, we entered into an agreement with Steve Retterath, our largest member, to repurchase and retire all of the units owned by Mr. Retterath. We agreed to close on this repurchase on or before August 1, 2013. We agreed to repurchase and retire the 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. The Company believes that it has a binding agreement with Mr. Retterath. On August 14, 2013, we filed a lawsuit against Mr. Retterath in Iowa to enforce the terms of the repurchase agreement. We are asking the Iowa court to require Mr. Retterath to complete the repurchase agreement pursuant to its terms.

Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. If the Company is ultimately unsuccessful in its lawsuit against Mr. Retterath, the Company will reevaluate the accounting considerations made during the period of time that the lawsuit is pending.

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

On February 24, 2014, we executed amended loan agreements with our primary lender, Home Federal Savings Bank ("Home Federal"), pursuant to which Home Federal loaned us $15 million. The $15 million loan is structured as a term loan with a maturity date of March 1, 2019. The purpose of this term loan is to offset our liability associated with the Retterath Repurchase Agreement discussed above. The proceeds of this loan will be placed in a separate account which will be used to fund the first payment due to Mr. Retterath pursuant to the Retterath Repurchase Agreement. Interest accrues on the term loan at an annual rate of 310 basis points in excess of the one month London Interbank Offered Rate (LIBOR), adjusted monthly. We agreed to make monthly payments pursuant to the term loan of approximately $250,000 plus interest.

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

Product	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Ethanol	76%	77%	82%
Distiller Grains	21%	20%	17%
Corn Oil	3%	3%	1%

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. Ethanol is primarily used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. Ethanol blended fuel is typically designated in the marketplace according to the percentage of the fuel that is ethanol, with the most common fuel blend being E10, which includes 10% ethanol. The United States Environmental Protection Agency ("EPA") has approved the use of gasoline blends that contain 15% ethanol, or E15, for use in all vehicles manufactured in model year 2001 and later. In addition, flexible fuel vehicles can use gasoline blends that contain up to 85% ethanol called E85.

Our ethanol plant uses corn as the feedstock in the ethanol production process. A corn-based ethanol plant is essentially a fermentation plant. Ground corn and water are mixed with enzymes and yeast to produce a substance called "beer," which contains approximately 15% alcohol, 11% solids and 74% water. The beer is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content. This product is then mixed with a certified denaturant, such as gasoline, to make the product unfit for human consumption which allows it to be sold commercially.

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. In recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports. These efforts are continuing and may lead to further increases in ethanol exports. The increase in ethanol exports along with lower ethanol imports has contributed to improved operating margins in the United States and has prevented excess ethanol supplies in the domestic market. However, due to our location, we do not anticipate a significant amount of the ethanol we produce will be exported.

In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation due to the fact that the VEETC blenders credit had expired. However, the European Union decided to impose a tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. While this tariff has negatively impacted ethanol exports to the European Union, other countries have increased their ethanol imports.

Ethanol is generally blended with gasoline before it is sold to the end consumer. Therefore, the primary purchasers of ethanol are fuel blending companies who mix the ethanol we produce with gasoline. As discussed below in the section entitled "Distribution of Principal Products," we have a third party marketer that sells all of our ethanol. Our ethanol marketer makes substantially all decisions regarding where our ethanol is sold.

Distillers Grains

Distillers grains are primarily used as animal feed. Distillers grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distillers grains exports have increased in recent years as distillers grains have become a more accepted animal feed. The primary export markets for distillers grains are China, Mexico, Turkey and various Pacific Rim countries. However, the distillers grains market in China has recently become uncertain due to the fact that China has been rejecting loads of corn which contain a specific gene which has not been approved in China. This has led China to reject loads of distillers grains made from corn which contains this gene. China has not been uniform in its rejections, allowing some distillers grains shipments into the country. These rejections by China have negatively impacted distillers grains prices and have led to uncertainty regarding future exports of distillers grains to China.

Despite the recent increases in distillers grains exports, we anticipate that the majority of our distillers grains will continue to be sold in the domestic market due to our plant's location.

Corn Oil

The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Domestic corn oil supplies have been increasing in recent years at a time when demand has been relatively stable which has resulted in decreasing corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

Distribution of Principal Products

We have hired third party marketers who are responsible for the distribution of all of the products we produce. Below is a description of the arrangements we have with our ethanol, distiller grains and corn oil marketers.

Ethanol Distribution

We have an ethanol marketing agreement with Renewable Products Marketing Group, Inc. ("RPMG"), a professional third party marketer, which is the sole marketer of our ethanol. RPMG also markets all of our corn oil. We are an equity owner of RPMG, LLC ("RPMG, LLC"), the parent company of RPMG, which allows us to realize favorable marketing fees and transparency in the sale of our ethanol and corn oil. Our ethanol marketing agreement provides we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The term of the ethanol marketing agreement is perpetual, until it is terminated. The primary reasons the ethanol marketing agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of the ethanol marketing agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the ethanol marketing agreement. Notwithstanding our right to terminate the ethanol marketing agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination, we would accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If our ethanol marketing agreement is terminated, it would trigger a redemption by RPMG, LLC of our ownership interest in RPMG, LLC.

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

New Products and Services

We did not introduce any new products or services during our 2013 fiscal year.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers and raw material suppliers. As of February 10, 2014, the Renewable Fuels Association estimates that there are 211 ethanol production facilities in the United States with capacity to produce approximately 14.9 billion gallons of ethanol per year. According to RFA estimates, approximately 7% of the ethanol production capacity in the United States was not operating as of February 10, 2014. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 600
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Market
Archer Daniels Midland	1,720	—	12%
POET Biorefining	1,629	—	11%
Valero Renewable Fuels	1,130	—	8%
Green Plains Renewable Energy	1,004	—	7%
Flint Hills Resources	660	—	4%

Updated: February 10, 2014

The products that we produce are commodities. Since our products are commodities, there are typically no significant differences between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. As a result, competition in the ethanol industry is primarily based on price and consistent quality.

We have experienced increased competition from oil companies which have started purchasing ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices due to localized corn shortages or poor growing conditions.

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely the result of the expiration of the tariff on imported ethanol on December 31, 2011, along with higher ethanol prices during 2012. While the United States imported significantly less ethanol during 2013, it is possible that market conditions may result in increased ethanol imports in the future which could impact demand for domestically produced ethanol.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. There are several commercial scale cellulosic ethanol production facilities in the construction phase which may be completed during 2014. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distiller Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distiller grains. Distiller grains are primarily used as an animal feed which replaces corn and soybean meal. As a result, we believe that distiller grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distiller grains which management believes has positively impacted demand and prices for distiller grains in the United States. In the event these distiller grains exports decrease, it could lead to an oversupply of distiller grains in the United States which could result in increased competition among ethanol producers for sales of distiller grains and could negatively impact distiller grains prices in the United States.

Sources and Availability of Raw Materials

Corn Supply

The major raw material required to produce ethanol, distiller grains and corn oil at our plant is corn. The ethanol plant is currently operating at a rate in excess of its nameplate capacity. We anticipate that we will require approximately 46 million bushels of corn per year to produce approximately 133 million gallons of ethanol per year. We buy as much corn as possible from local grain elevators and farmers. Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During 2013, the United States harvested a record number of bushels of corn. This large corn crop resulted in a significant decrease in corn prices during our fourth fiscal quarter of 2013 and management anticipates that corn prices will remain lower during our 2014 fiscal year. However, the area surrounding our plant experienced unfavorable weather conditions during the planting season in 2013 which resulted in a significant number of acres of corn which were not planted. As a result of these localized poor weather conditions, we may be required to secure corn from outside of our usual corn supply area which may increase the price we pay for corn during our 2014 fiscal year. Management believes that we will be able to secure the corn we require but we may be required to pay higher basis prices in order to attract the corn we need.

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

Seasonality of Sales

We experience some seasonality of demand for our ethanol, distiller grains and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distiller grains demand during the summer months due to natural depletion in the size of herds at cattle feed lots and when the animals are turned out to pasture or are slaughtered. Further, we expect some seasonality of demand for our corn oil since a major corn oil user is the biodiesel industry which typically reduces production during the winter months.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal. For our 2014 fiscal year, we do not have any major scheduled capital projects other than maintenance and repair activities at the ethanol plant. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2014 fiscal year and beyond.

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

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Subject to the EPA's ability to reduce the RFS limits, which authority it appears the EPA will use this year as discussed below, the RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

If the RFS were to be repealed or modified, ethanol demand may be significantly impacted. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The statutory volume requirement of the RFS for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA proposal was subject to a 60-day public comment period which expired on January 28, 2014. According to the RFS, the EPA only has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Many in the ethanol industry believe that neither of these two conditions have been met and therefore any complete or partial waiver of the RFS would be illegal. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 renewable volume obligation which can be satisfied by corn based ethanol by approximately 1.8 billion gallons.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believe is scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane which could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E15 and E85 used in flex fuel vehicles.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed before E15 would be widely available in the marketplace. The EPA has made gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. As a result, E15 has not had an immediate impact on ethanol demand in the United States and E15 may not significantly increase ethanol demand in the future.

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

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the ethanol plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration ("OSHA"). OSHA regulations may change such that the costs of operating the ethanol plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court, finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. Recently, the federal appeals court refused to allow for a second hearing on this issue. In addition, a state court in California recently required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol in California and result in decreased ethanol prices.

In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff has resulted in significantly decreased exports of ethanol to Europe which has negatively impacted ethanol demand in the United States.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2013, we incurred costs and expenses of approximately $125,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $100,000 for compliance with environmental laws for our fiscal year ended December 31, 2014.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Employees

As of December 31, 2013, we had 42 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2013, 2012, and 2011 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have limited control over the marketing decisions made by our marketers. Our marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distiller grains are exported to Mexico, Canada and China and the United States ethanol industry exported significant amounts of ethanol to Canada, Philippines, Mexico and Brazil. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

The spread between ethanol and corn prices can vary significantly which can negatively impact our financial condition. Our only source of revenue comes from sales of our ethanol, distillers grains and corn oil. The primary raw materials we use to produce our ethanol, distillers grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past, and management anticipates that this spread will likely continue to be volatile in the future. Due to a potential change in the ethanol use requirement in the RFS, demand for ethanol may be lower during our 2014 fiscal year which could result in tighter operating margins. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant which could decrease the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. Our ability to operate the ethanol plant requires us to purchase a sufficient amount of corn throughout the year in order to continuously operate the ethanol plant. If we are unable to secure the corn we require, either now or in the future, it could negatively impact our operations. We do not expect to encounter difficulty purchasing the corn we require due to the fact that the corn crop harvested in the fall of 2013 was the largest on record, however, shortages of corn could develop during the year or in future years. If we are unable to secure the corn we require to continue to operate the ethanol plant, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

We are subject to litigation involving our corn oil extraction technology which could be costly and could require us to cease operating our corn oil extraction equipment. In August 2013, we were sued by GS CleanTech Corporation asserting its intellectual property rights to certain corn oil extraction processes we obtained from Solution Recovery Services, LLC. This lawsuit was joined with another pending lawsuit by GS CleanTech Corporation which was filed in 2008. The lawsuit seeks to enforce GS CleanTech's patent rights against us. If GS CleanTech is successful in its infringement action against us, we may be forced to pay damages to GS CleanTech as a result of our use of such technology and cease our production of corn oil which could negatively impact our financial condition and the value of our units.

Risks Related to Ethanol Industry

Demand for ethanol may not increase past current levels unless higher percentage blends of ethanol are more widely used. Since ethanol is typically blended with gasoline, changes in gasoline demand affects demand for ethanol. In recent years, gasoline demand has been decreasing which has similarly impacted ethanol demand. While ethanol use has increased as more gallons of gasoline in the United States are blended with ethanol, this trend may not continue as ethanol is blended at a 10% rate in nearly all of the gasoline sold in the United States. In order to increase demand for ethanol past current levels, or to maintain current demand for ethanol if gasoline demand continues to decrease, the percentage of ethanol that is blended into gasoline must increase. While the EPA has approved the use of gasoline blends containing 15% ethanol (called E15) for use in vehicles produced in the model year 2001 and after, E15 has not become readily available in the marketplace. Demand for ethanol has been positively impacted by sales of E85 for use in flexible fuel vehicles, however, many in the ethanol industry believe that the best way to increase ethanol demand is through higher percentage blends of ethanol in standard vehicles. Opponents of ethanol, particularly the petroleum industry, have opposed the use of higher blends of ethanol in gasoline and are seeking to limit the use of ethanol. If ethanol demand decreases, particularly due to decreasing gasoline demand, it could negatively impact the price we receive for our ethanol which could negatively impact our ability to profitably operate the ethanol plant. Further, if domestic ethanol supplies increase, including through increased ethanol imports from Brazil, it could negatively impact demand for the ethanol we produce which could negatively impact our ability to profitably operate the ethanol plant.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas of the country which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels, such as cellulosic ethanol, must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies which are seeking to develop commercial scale cellulosic ethanol plants. This has encouraged innovation and has led to several companies which are in the process of building commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of February 10, 2014, there are 211 ethanol plants in the United States with capacity to produce approximately 14.9 billion gallons of ethanol per year. In addition, there are 6 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 165 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 7% of the ethanol production capacity in the United States was idled as of February 10, 2014. Further, ethanol demand may not increase past approximately 13.4 billion gallons of ethanol due to the blend wall unless higher percentage blends of ethanol are approved by the EPA for use in all standard (non-flex fuel) vehicles. While the United States is currently exporting some ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal incentives, most importantly the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA is also seeking comments on several petitions it has received for partial waiver of the statutory volumes for 2014. According to the RFS, the EPA only has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Many in the ethanol industry believe that neither of these two conditions have been met. Any challenge to a reduction in the RFS may take time to work through the courts and the waiver may be implemented despite the legal challenges. If the EPA's proposal becomes a final rule which significantly reduces the RFS or if the RFS were to be otherwise reduced or eliminated, it may lead to a significant decrease in ethanol demand which could negatively impact our results of operations.

The Secondary Tariff on Imported Ethanol expired on December 31, 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire on December 31, 2011. This secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol produced in certain foreign countries. This made the United States a favorable market for foreign ethanol producers to export ethanol, especially in areas of the United States which are served by international shipping ports. Management believes that any increase in ethanol imports may negatively impact the demand for and price of ethanol produced in the United States which could negatively impact our financial condition and may reduce the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases, which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn based ethanol to California, it could significantly reduce demand for the ethanol we produce. Recently, a federal appellate court found the LCFS constitutional and remanded the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. If challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol which could negatively impact the price we receive for our ethanol. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for motor vehicle emissions. In 2011, the EPA issued a tailoring rule that deferred greenhouse gas regulations for ethanol plants until July of 2014. However, in July of 2013, the D.C. Circuit issued an opinion vacating the EPA's deferral of those regulations for biogenic sources, including ethanol plants. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations restricting carbon dioxide emissions, if the EPA or the State of Iowa were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

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

ITEM 3. LEGAL PROCEEDINGS.

Retterath Florida Lawsuit

On August 1, 2013, Steve Retterath, the Company's largest investor and a former member of the Company's board of directors filed a lawsuit in the Florida Circuit Court located in Palm Beach County, Florida. The lawsuit was subsequently removed to federal court in Florida. The Docket Number is 13-CIV-80942-MARRA. In the lawsuit, Mr. Retterath sued Homeland Energy Solutions, LLC, Pat Boyle, Maurice Hyde, Christine Marchand, Mathew Driscoll, Leslie Hansen, and Chad Kuhlers, each members of the Company's board of directors, Walter Wendland, the Company's Chief Executive Officer, David Finke, the Company's Chief Financial Officer and Kevin Howes, the Company's Plant Manager. Mr. Retterath also sued James Boeding, a former director and the Company's outside legal counsel, Joseph Leo and the BrownWinick Law Firm. Mr. Retterath's factual basis for his claims is unclear from the complaint and amended complaints Mr. Retterath has filed, however, it appears that Mr. Retterath is claiming that certain actions taken by the Company violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws and violations of Florida's deceptive and unfair trade practices statutes. Mr. Retterath claims an unspecified damage in excess of $30 million in monetary damages. The Florida court recently ruled in favor of the Company's motion to transfer the case to Iowa.

Retterath Iowa Lawsuit

On August 14, 2013, Homeland Energy Solutions, LLC filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The Docket Number is EQCE 074886. The purpose of the lawsuit is to enforce the terms of the repurchase agreement we executed with Mr. Retterath on June 13, 2013. We are asking the Iowa state court to require Mr. Retterath to perform his obligations under the Retterath Repurchase Agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. We believe that this removal was improper and as a result we are moving to remand the case back to the Iowa state court in Polk County. This motion is currently pending before the Federal District Court for the Southern District of Iowa.

GS Cleantech Patent Litigation

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The complaint alleges that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The complaint has been transferred to the United States District Court for the Southern District of Indiana due to finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL") and which is currently pending in that district. The Company has filed an answer and counterclaims claiming invalidity of the patents, noninfringement, and inequitable conduct. The Company moved for a remand back to the Northern District of Iowa on the grounds that the MDL will not allow the Company to conduct sufficient discovery and mount a proper defense due to the advanced stage of the proceedings in the MDL which has been pending for approximately three years which was denied.

The Company intends to vigorously defend itself in this matter. However, the Company is not currently able to predict the outcome of the litigation with any degree of certainty. Should damages be awarded, the Company estimates that damages would be based on a reasonable royalty to, or lost profits of, GS Cleantech. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. In addition, the Company may cease use of its current oil extraction process and seek out a replacement or cease oil production altogether.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of February 27, 2014, we had 90,445 units outstanding and approximately 1,275 total members. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2012	$938	$1,200	$1,069	235
Second Quarter 2012	$1,100	$1,150	$1,125	125
Third Quarter 2012	$1,000	$1,200	$1,100	300
Fourth Quarter 2012	$1,000	$1,025	$1,013	56
First Quarter 2013	$950	$1,025	$997	80
Second Quarter 2013	$925	$1,050	$970	220
Third Quarter 2013	$995	$1,160	$1,025	220
Fourth Quarter 2013	$980	$1,000	$991	67

The following tables contain the bid and asked prices that were posted on the Unit Trading Bulletin Board and includes some transactions that were not completed. We believe the table above more accurately describes the trading value of our units as the bid and asked prices below include some offers that never resulted in completed transactions. The information was compiled by reviewing postings that were made on the Unit Trading Bulletin Board.

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2012	$1,150	$1,150	$1,150	75
Second Quarter 2012	$1,400	$1,400	$1,400	25
Third Quarter 2012	$1,000	$1,250	$1,125	296
Fourth Quarter 2012	$995	$995	$995	70
First Quarter 2013	$950	$1,200	$1,075	205
Second Quarter 2013	$995	$1,500	$1,248	175
Third Quarter 2013	$1,100	$1,100	$1,100	25
Fourth Quarter 2013	$—	$—	$—	—

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2012	$1,000	$1,100	$1,050	95
Second Quarter 2012	$1,050	$1,100	$1,075	45
Third Quarter 2012	$—	$—	$—	—
Fourth Quarter 2012	$—	$—	$—	—
First Quarter 2013	$900	$900	$900	10
Second Quarter 2013	$—	$—	$—	—
Third Quarter 2013	$1,000	$1,100	$1,050	10
Fourth Quarter 2013	$1,100	$1,100	$1,100	20

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

Distributions

We paid distributions to our members in each of our last two fiscal years. Our board of directors paid a distribution of $133 per membership unit in April 2012. Our board of directors paid a distribution of $131 per membership unit in December 2013. Our board of directors has discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility and restrictions under Iowa law. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2011, 2010 and 2009 and the selected income statement data and other financial data for the years ended December 31, 2010 and 2009 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of December 31, 2013 and 2012 and the selected income statement data and other financial data for each of the years in the three year period ended December 31, 2013 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	2013	2012	2011	2010	2009
Total Revenue	$400,211,785	$359,242,777	$419,312,560	$254,480,111	$161,855,910
Net Income	28,233,908	494,765	36,353,768	11,030,809	15,640,375
Net Income Per Unit	359.48	5.47	401.94	120.63	171.04
Distributions Declared Per Unit	131.00	133.00	79.00	68.00	—
Total Assets	174,078,126	141,847,168	157,089,094	172,675,061	182,519,688
Long-term Liabilities	15,303,526	1,268,793	246,488	33,101,406	62,263,911
Members' Equity	119,146,890	129,373,617	140,692,427	112,483,814	107,603,266

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal Years Ended December 31, 2013 and 2012

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$400,211,785	100.0	$359,242,777	100.0

Cost of goods sold	368,758,166	92.1	356,064,736	99.1

Gross profit	31,453,619	7.9	3,178,041	0.9

Selling, general and administrative expenses	3,380,466	0.8	2,758,898	0.8

Operating income	28,073,153	7.0	419,143	0.1

Total other income (expense)	160,755	—	75,622	—

Net income	$28,233,908	7.1	$494,765	0.1

Revenue

Our total revenue for our 2013 fiscal year was approximately 11% greater than our total revenue for our 2012 fiscal year. Management attributes this increase in revenue with increased production and prices for our ethanol and distiller grains compared to the 2012 period. Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

For our 2013 fiscal year, our total ethanol revenue increased by approximately 11% compared to our 2012 fiscal year due to higher ethanol prices and increased ethanol production. This increase in commodity price and production was offset slightly by approximately $343,000 in realized and unrealized losses on ethanol hedging activities. The average price we received for our ethanol during our 2013 fiscal year was approximately 3% greater than during our 2012 fiscal year. Management attributes this increase in ethanol prices with increased ethanol demand and lower ethanol imports during our 2013 fiscal year compared to our 2012 fiscal year. The higher ethanol prices we experienced early in our 2013 fiscal year declined toward the end of our 2013 fiscal year due to lower corn and gasoline prices. This trend has continued into our 2014 fiscal year.

Management anticipates that ethanol prices will be lower during our 2014 fiscal year compared to our 2013 fiscal year due to anticipated lower corn prices along with uncertainty regarding the amount of domestic ethanol demand during our 2014 fiscal year. Uncertainty exists related to the amount of ethanol demand as a result of the EPA's proposed reduction in the renewable volume obligation (RVO) pursuant to the RFS for corn-based ethanol. In November 2013, the EPA proposed a RVO for corn-based ethanol which was lower than the RVO for 2013. While this proposed 2014 RVO is not yet final, the prospect of reducing the corn-based ethanol RVO has led to uncertainty regarding ethanol demand which has negatively impacted prices. Even though management anticipates continued positive operating margins due to the significant reduction in corn prices following the fall harvest in 2013, these margins may not be maintained if ethanol prices continue to decline. Management believes that ethanol prices will be supported by recent increases in ethanol exports, however, if these exports do not continue, the market price of ethanol may decline.

In addition to higher ethanol prices, we sold approximately 8% more gallons of ethanol during our 2013 fiscal year compared to the same period of 2012. Management attributes this increase in total production of ethanol with improved efficiency operating the ethanol plant during our 2013 fiscal year compared to the same period of 2012. Management anticipates that ethanol production during our 2014 fiscal year will be comparable to our 2013 fiscal year, provided that we can maintain favorable operating margins.

Our total distiller grains revenue was significantly higher during our 2013 fiscal year and the same period of 2012. Our total distiller grains revenue was approximately 16% greater during our 2013 fiscal year compared to the same period of 2012.

We sold approximately 9% more tons of distiller grains during our 2013 fiscal year compared to the same period of 2012 due to our increased production during the 2013 period, partially offset by increased corn oil production during the 2013 period. When we increase the amount of corn oil we separate from our distillers grains, the total tons of distiller grains that we have to sell decreases by the volume of corn oil which is removed. The average prices we received for our distiller grains were higher during our 2013 fiscal year compared to the same period of 2012. The average price we received per ton of modified/wet distiller grains sold increased by approximately 1% during our 2013 fiscal year compared to the same period of 2012. The average price we received per ton of dried distiller grains sold increased by approximately 4% during our 2013 fiscal year compared to the same period of 2012. Management attributes these higher distiller grains prices to higher corn prices and decreased corn supplies during our first two quarters of 2013. However, distillers grains prices were decreasing during our fourth fiscal quarter of 2013 and have continued lower after the end of our 2013 fiscal year. Management attributes these decreases in our distiller grains prices with lower corn prices. Since distiller grains are typically used as an animal feed substitute for corn, when corn prices decrease, it results in lower distiller grains prices. Management anticipates continued lower distiller grains prices due to anticipated lower corn prices during our 2014 fiscal year.

We had more revenue from corn oil sales during our 2013 fiscal year compared to the same period of 2012, due to the net effect of increased corn oil production offset by slightly lower corn oil prices. The average price we received for our corn oil during our 2013 fiscal year was approximately 7% less than the average price we received during the same period of 2012. Management attributes this decrease in corn oil prices with a combination of increased corn oil production along with relatively stable corn oil demand, management also believes lower corn prices negatively impacted corn oil prices during our 2013 fiscal year. We produced approximately 16% more pounds of corn oil during our 2013 fiscal year compared to the same period of 2012. Management attributes this increase in corn oil production with increased production by the ethanol plant generally along with improved efficiency in operating the corn oil extraction equipment which increased the amount of corn oil we can separate from each pound of distiller grains. Management anticipates that corn oil prices will remain lower during our 2014 fiscal year due to uncertainty regarding biodiesel production since the tax credit which supported biodiesel production in the past was allowed to expire at the end of 2013 and may not be renewed. Biodiesel production is a major source of corn oil demand and without strong demand from the biodiesel industry, corn oil prices may continue lower during our 2014 fiscal year.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was approximately 4% greater during our 2013 fiscal year compared to the same period of 2012 due to increased corn and natural gas consumption and higher natural gas prices.

The average price we paid per bushel of corn, without taking into account derivative instruments, was approximately 3% lower during our 2013 fiscal year compared to our 2012 fiscal year. Management attributes this decrease in the average price we paid per bushel of corn with lower market corn prices during our third and fourth quarters of our 2013 fiscal year. Corn prices were higher during the beginning of our 2013 fiscal year due to lower corn supplies and unfavorable weather conditions during the local spring planting season. However, weather conditions improved during the summer of 2013 and the national corn crop harvested in the fall of 2013 was the largest corn crop on record. Corn prices continued lower through the end of our 2013 fiscal year and into our 2014 fiscal year. Management anticipates that corn prices will remain lower due to the large corn supply and uncertainty regarding corn demand. Due to the fact that the EPA has proposed reducing the RVO for corn-based ethanol in 2014, corn prices have fallen due to anticipated lower corn demand for ethanol production. In addition to the lower corn prices, our cost of goods sold was lower during our 2013 fiscal year due to $5.5 million in combined realized and unrealized gains on our risk management positions which reduced our cost of goods sold. By comparison, we had a combined realized and unrealized loss on our risk management positions which increased our cost of goods sold by approximately $4.2 million during our 2012 fiscal year. Losses, both realized and unrealized, that we experience on our corn derivative instruments increase our cost of goods sold.

We purchased approximately 10% more bushels of corn during our 2013 fiscal year compared to our 2012 fiscal year. Management attributes this increase in corn consumption with increased production during the 2013 period. Management anticipates that our corn consumption will be comparable during our 2014 fiscal year to our 2013 fiscal year.

During our 2013 fiscal year, the average price we paid per MMBtu of natural gas was approximately 24% greater compared to our 2012 fiscal year. Management attributes this increase in natural gas prices to a longer and colder winter early in our 2013 fiscal year and a colder than usual November and December at the end of our 2013 fiscal year which resulted in increased natural gas demand and prices. Natural gas prices have continued higher after the end of our 2013 fiscal year due to continuing cold temperatures. Management anticipates continued high natural gas prices during the winter months of our 2014 fiscal year, especially if the cold weather continues. We expect higher natural gas prices during winter months due to annual increases in natural gas transportation costs. In addition to the increase in natural gas prices was an increase in our total natural gas consumption of approximately 8% during our 2013 fiscal year compared to the same period of 2012. This increase in natural gas consumption was due to increased production at the ethanol plant.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we opened commodities trading accounts. In addition, we have a commodities manager who manages our corn procurement activities. Our risk management activities are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. During our 2013 fiscal year, we had a realized gain of approximately $5,915,000 and an unrealized loss of approximately $437,000 related to our corn derivative instruments. During our 2012 fiscal year, we had a realized loss of approximately $5,152,000 and an unrealized gain of approximately $999,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were higher during our 2013 fiscal year compared to our 2012 fiscal year due primarily to legal expenses we have incurred related to the various lawsuits in which we are involved.

Other Income (Expense)

We had more other income during our 2013 fiscal year compared to the same period of 2012 due to having significantly less interest expense during the 2013 period because of our reduced debt load. We had less revenue from our investment in RPMG and our patronage dividend from CHS during our 2013 fiscal year compared to the same period of 2012. We had more interest income during our 2013 fiscal year compared to the same period of 2012 due to having more cash on hand during 2013.

Comparison of Fiscal Years Ended December 31, 2012 and 2011

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$359,242,777	100.0	$419,312,560	100.0

Cost of goods sold	356,064,736	99.1	379,166,073	90.4

Gross profit	3,178,041	0.9	40,146,487	9.6

Selling, general and administrative expenses	2,758,898	0.8	2,764,369	0.7

Operating income	419,143	0.1	37,382,118	8.9

Total other income (expense)	75,622	—	(1,028,350)	(0.2)

Net income	$494,765	0.1	$36,353,768	8.7

Revenue

Our total revenue for our 2012 fiscal year was approximately 14% less than our total revenue for our 2011 fiscal year. Management attributes this decrease in revenue with decreased ethanol revenue due to lower ethanol prices and lower ethanol production during the 2012 period, offset by an increase in corn oil revenue during our 2012 fiscal year compared to our 2011 fiscal year.

For our 2012 fiscal year, our total ethanol revenue decreased by approximately 20% compared to our 2011 fiscal year due to lower ethanol prices and decreased ethanol production. The average price we received for our ethanol during our 2012 fiscal year was approximately 14% less than during our 2011 fiscal year. Management attributes this decrease in ethanol prices with lower ethanol demand along with comparably higher ethanol supply and imports. In addition, gasoline demand was lower during our 2012 fiscal year compared to our 2011 fiscal year due to higher prices. Since ethanol is primarily blended with gasoline at a rate of 10% ethanol and 90% gasoline, when gasoline demand decreases, ethanol demand decreases comparably. In addition, management believes that a significant amount of excess ethanol was produced during the fourth quarter of 2011 which allowed fuel blenders to take advantage of the expiring VEETC blenders' tax credit. This additional production resulted in decreased ethanol demand during our 2012 fiscal year.

In addition to lower ethanol prices, we sold approximately 6% less gallons of ethanol during our 2012 fiscal year compared to the same period of 2011. Due to the poor weather conditions during the 2012 growing season, securing corn at prices that would allow us to operate profitably was difficult. As a result, during our 2012 fiscal year we reduced production at our ethanol plant and focused on operating as efficiently as possible in order to maximize the amount of ethanol that we could produce per bushel of corn. In addition, we had a longer scheduled maintenance shutdown during our third quarter of 2012 compared to the same period of 2011 which further reduced our ethanol production.

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

Cost of Goods Sold

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

During our 2012 fiscal year, the average price we paid per MMBtu of natural gas was approximately 25% lower compared to our 2011 fiscal year. Management attributes this decrease in natural gas prices to large natural gas supplies and increases in natural gas production during 2012. In addition to the decrease in natural gas prices was a decrease in our total natural gas consumption of approximately 9% during our 2012 fiscal year compared to the same period of 2011. This decrease in natural gas consumption was due to greater plant efficiencies and less tons of distiller grains produced.

During our 2012 fiscal year, we had a realized loss of approximately $5,152,000 and an unrealized gain of approximately $999,000 related to our corn derivative instruments. During our 2011 fiscal year, we had a realized loss of approximately $562,000 and an unrealized loss of approximately $311,000 related to our corn derivative instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were slightly lower during our 2012 fiscal year compared to our 2011 fiscal year due to a decrease in computer and software expenses, the upkeep of our buildings and grounds, office expenses, and the amount of our bonus accrual for management.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2013.

Balance Sheet Data	December 31, 2013	December 31, 2012
Total current assets	$56,456,056	$17,402,396
Total property and equipment	113,502,166	121,150,465
Total other assets	4,119,904	3,294,307
Total Assets	$174,078,126	$141,847,168

Total current liabilities	$39,627,710	$11,204,758
Total long-term liabilities	15,303,526	1,268,793
Total members' equity	119,146,890	129,373,617
Total Liabilities and Members' Equity	$174,078,126	$141,847,168

We had significantly more cash on hand at December 31, 2013 compared to December 31, 2012 due improved operating margins during our 2013 fiscal year along with the fact that we borrowed funds on our line of credit in order to offset the liability we have related to the membership unit repurchase agreement. The value of our accounts receivable was higher at December 31, 2013 compared to December 31, 2012 due to the timing of a shipment of ethanol that occurred near the end of our 2013 fiscal year end. This ethanol shipment also resulted in a decrease in our finished goods inventory at December 31, 2013 compared to December 31, 2012.

Our plant equipment was higher at December 31, 2013 compared to December 31, 2012 primarily due to our construction of a new grain bin which was placed into service during our 2013 fiscal year. Our net property and equipment was lower at December 31, 2013 compared to December 31, 2012 due to depreciation. We had approximately $109,000 in construction in progress at December 31, 2013 related to various smaller capital projects which were in progress at the end of our 2013 fiscal year.

Our other assets were higher at December 31, 2013 compared to December 31, 2012 due to the investment we made in RPMG, LLC, an affiliate of our ethanol and corn oil marketer. We continue to amortize our loan fees related to our Home Federal loan as well as certain utility rights associated with construction of the ethanol plant which reduced the value of our other assets.

Our accounts payable was lower at December 31, 2013 compared to December 31, 2012 primarily due to lower market corn prices which reduced the total amount of deferred corn payments we had at the end of our 2013 fiscal year compared to the end of our 2012 fiscal year. Our corn suppliers frequently request that we defer payments for corn until after the end of the year for tax purposes. These deferred corn payments are typically made shortly after the end of our fiscal years. We had a $30 million liability as of December 31, 2013 related to the membership unit repurchase agreement. Our payroll payable was lower at the end of our 2012 fiscal year compared to the end of our 2013 fiscal year due to the timing of our normal payroll cycle and a decrease in employee bonuses during the 2012 period. We had no current maturities of long-term debt as of December 31, 2013 or December 31, 2012 because the maturity date of our long-term revolving loan does not expire during our 2014 fiscal year.

We had higher long-term liabilities at December 31, 2013 compared to December 31, 2012 due to an outstanding balance on our term revolving line of credit at December 31, 2013 which we borrowed to hold cash to offset the current liability related to the membership unit repurchase agreement.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2013, we had $5 million available pursuant to our revolving loans and approximately $38.5 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the fiscal years ended December 31, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$34,278,994	$16,596,775
Net cash (used in) investing activities	(3,409,186)	(1,856,031)
Net cash provided by (used in) financing activities	5,539,365	(17,812,518)
Cash at beginning of period	2,081,779	5,153,553
Cash at end of period	$38,490,952	$2,081,779

Cash Flow From Operations

Our operations generated significantly more cash during our 2013 fiscal year compared to the same period of 2012, primarily due to having significantly more net income during the 2013 fiscal year.

Cash Flow From Investing Activities

We used more cash for equipment and construction purchases during our 2013 fiscal year compared to our 2012 fiscal year due primarily to the grain bin construction project we completed during our 2013 fiscal year. We primarily used cash for the final payment we made on our corn oil system and installation of second generation relief valves on our fermentation tanks during our 2012 fiscal year.

Cash Flow From Financing Activities

Financing activities provided more cash during our 2013 fiscal year compared to the same period of 2012 primarily due to drawing additional funds from our revolving line of credit. We also used less cash for distributions during the 2013 period compared to the 2012 period.

The following table shows cash flows for the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Net cash provided by operating activities	$16,596,775	$59,724,423
Net cash (used in) investing activities	(1,856,031)	(4,970,163)
Net cash (used in) financing activities	(17,812,518)	(49,600,707)
Cash at beginning of period	5,153,553	—
Cash at end of period	$2,081,779	$5,153,553

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

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. The Company currently has a term revolving loan with Home Federal.

On November 29, 2013, we executed amended loan agreements with Home Federal. The primary purpose of these amendments was to extend the maturity date of our $20 million term revolving loan. The term revolving loan was scheduled to mature on July 1, 2014. The new maturity date of our term revolving loan is August 1, 2018. Along with the extension of the maturity date of our term revolving loan, we received a formal waiver of any covenant violations associated with the Retterath Repurchase Agreement. We also agreed to revised financial loan covenants and an increase in the interest rate for our term revolving loan. The interest rate on our term revolving loan increased from LIBOR plus 275 basis points to LIBOR plus 310 basis points.

Subsequent to the end of our 2013 fiscal year, we executed amended loan agreements with our primary lender, Home Federal Savings Bank ("Home Federal"), pursuant to which Home Federal loaned us $15 million. The $15 million loan is structured as a term loan with a maturity date of March 1, 2019. The purpose of this term loan is to offset our liability associated with the Retterath Repurchase Agreement. The proceeds of this loan will be placed in a separate account which will be used to finance the first payment due to Mr. Retterath pursuant to the Retterath Repurchase Agreement. Interest accrues on the term loan at an annual rate of 310 basis points in excess of the one month London Interbank Offered Rate (LIBOR), adjusted monthly. We agreed to make monthly payments pursuant to the term loan of approximately $250,000 plus interest.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan, on which date the unpaid principal balance of the term revolving loan becomes due. As of December 31, 2013, we had $15,000,000 outstanding on our term revolving loan and $5,000,000 available to be drawn. Interest accrued on our term revolving loan as of December 31, 2013 at a rate of 3.268% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of December 31, 2013, we were in compliance with all of our debt covenants and financial ratios. We are required to maintain tangible net worth of 60%. Tangible net worth is calculated as the excess of our total assets (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable).

We are also required to maintain a fixed charge coverage ratio of 1.25:1.00 which is a covenant intended to measure our ability to pay amounts due on our long-term debt. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of December 31, 2013, we had working capital of approximately $25 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of December 31, 2013:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$15,304,000	$106,000	$198,000	$15,000,000	$—
Operating Lease Obligations	6,006,000	1,663,000	4,187,000	156,000	—
Purchase Obligations	19,923,000	3,828,000	11,361,000	4,734,000	—
Total Contractual Cash Obligations	$41,233,000	$5,597,000	$15,746,000	$19,890,000	$—

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows form operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with our policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. Management has determined that its projected cash flows from operations exceed the carrying value of the plant and that no impairment existed at December 31, 2013.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit which bears a variable interest rate. As of December 31, 2013, we had $15,000,000 outstanding on our variable interest rate loans and interest accrued at a rate of 3.268%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2013, would be approximately $3,000.

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

As of December 31, 2013, we had price protection in place for approximately 9% of our anticipated corn needs, 0% of our natural gas needs and approximately 4% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,500,000	MMBTU	10%	$(1,893,500)
Ethanol	132,860,000	Gallons	10%	(23,914,800)
Corn	44,000,000	Bushels	10%	(18,568,000)

For comparison purposes, our sensitivity analysis for our 2012 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,500,000	MMBTU	10%	$(1,435,000)
Ethanol	115,200,000	Gallons	10%	(23,846,400)
Corn	43,680,000	Bushels	10%	(30,925,440)

PART 8.        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Homeland Energy Solutions, LLC

We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC as of December 31, 2013 and 2012, and the related statements of operations, changes in members' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
February 27, 2014

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,490,952	$2,081,779
Accounts receivable	7,484,886	2,385,638
Derivative instruments	1,180,775	1,341,281
Inventory	7,397,733	9,655,732
Prepaid and other	1,901,710	1,937,966
Total current assets	56,456,056	17,402,396

PROPERTY AND EQUIPMENT
Land and improvements	22,533,935	22,474,880
Buildings	5,366,168	5,366,168
Equipment	139,453,228	136,867,806
Construction in progress	108,577	139,736
	167,461,908	164,848,590
Less accumulated depreciation	53,959,742	43,698,125
Total property and equipment	113,502,166	121,150,465

OTHER ASSETS
Loan fees, net of amortization of $1,145,047 and $1,097,175	27,925	75,797
Utility rights, net of amortization of $910,053 and $773,665	1,397,976	1,534,364
Other assets	2,694,003	1,684,146
Total other assets	4,119,904	3,294,307

TOTAL ASSETS	$174,078,126	$141,847,168

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2013	December 31, 2012
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,654,638	$10,547,541
Due to former member	30,000,000	—
Interest payable	1,361	2,512
Property tax payable	464,524	441,114
Payroll payable	507,187	213,591
Total current liabilities	39,627,710	11,204,758

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term revolving loan	15,000,000	1,000,000
Other liabilities	303,526	268,793
Total long-term liabilities	15,303,526	1,268,793

MEMBERS' EQUITY (64,585 and 90,445 units issued and outstanding as of December 31, 2013 and 2012, respectively)	119,146,890	129,373,617

TOTAL LIABILITIES AND MEMBERS' EQUITY	$174,078,126	$141,847,168

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2013, 2012, and 2011

	December 31, 2013	December 31, 2012	December 31, 2011

Revenue	$400,211,785	$359,242,777	$419,312,560

Costs of goods sold	368,758,166	356,064,736	379,166,073

Gross profit	31,453,619	3,178,041	40,146,487

Selling, general and administrative expenses	3,380,466	2,758,898	2,764,369

Operating income	28,073,153	419,143	37,382,118

Other income (expense)
Interest expense	(60,230)	(246,272)	(1,333,840)
Interest income	11,506	820	32,025
Other income	209,479	321,074	273,465
Total other income (expense)	160,755	75,622	(1,028,350)

Net Income	$28,233,908	$494,765	$36,353,768

Basic & diluted net income per capital unit	$359.48	$5.47	$401.94

Distribution per capital unit	$131.00	$133.00	$79.00

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	78,542	90,445	90,445

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2013, 2012, and 2011

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,233,908	$494,765	$36,353,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,445,877	11,817,100	12,476,253
Unrealized loss (gain) on risk management activities	160,506	259,437	(65,404)
Change in working capital components:
Accounts receivable	(5,099,248)	1,010,396	9,646,266
Inventory	2,257,999	845,702	(540,883)
Prepaid expenses and other	36,256	309,158	(274,102)
Accounts payable and other accrued expenses	(1,756,304)	1,860,217	2,128,525
Net cash provided by operating activities	34,278,994	16,596,775	59,724,423

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(2,399,329)	(1,437,370)	(4,275,040)
Increase in other assets	(1,009,857)	(593,348)	(875,188)
Decrease in restricted cash	—	174,687	180,065
Net cash (used in) investing activities	(3,409,186)	(1,856,031)	(4,970,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in checks issued in excess of bank balance	—	—	(1,574,710)
Distribution to members	(8,460,635)	(12,029,185)	(13,295,415)
Proceeds from long-term borrowings	130,350,000	24,750,000	—
Redemption of member units	—	—	(1,000,000)
Payments on long-term borrowings	(116,350,000)	(30,533,333)	(33,730,582)
Net cash provided by (used in) financing activities	5,539,365	(17,812,518)	(49,600,707)

Net increase (decrease) in cash	36,409,173	(3,071,774)	5,153,553

Cash and Cash Equivalents - Beginning	2,081,779	5,153,553	—
Cash and Cash Equivalents - Ending	$38,490,952	$2,081,779	$5,153,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of none, none, and $59,654, respectively	$61,381	$256,727	$1,019,499
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equity adjustment in investee	$—	$215,610	$—
Accounts payable related to property and equipment	$213,989	$—	$—
Commitment to redeem membership units	$30,000,000	$—	$—
See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2013, 2012, and 2011

Members
Equity
Balance, December 31, 2010	$112,483,814
Redemption of 1,000 membership units	(1,000,000)
Distributions	(7,145,155)
Net Income	36,353,768
Balance, December 31, 2011	140,692,427
Equity adjustment in investee	215,610
Distributions	(12,029,185)
Net Income	494,765
Balance, December 31, 2012	129,373,617
Committed 25,860 membership units to be redeemed	(30,000,000)
Distributions	(8,460,635)
Net Income	28,233,908
Balance, December 31, 2013	$119,146,890

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Notes to Financial Statements

1.	Nature of Business and Significant Accounting Policies

Nature of Business: Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution throughout the United States. The Company has capacity to produce in excess of 133 million gallons annually and sells distillers dried grains and corn oil as byproducts of ethanol production.

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

Loan Fees and Utility Rights: Utility rights consist of payments to electric and natural gas companies for construction in aid of electric and gas lines to the facility but the Company retains no ownership rights to the assets. The loan fees are amortized over the term of the loan and utility rights are amortized over 15 years or the anticipated useful life utilizing a method that materially approximates the straight-line method. The useful life was determined in part by the length of service agreements the Company has with the utility companies as well as normal usage of such infrastructure.

At December 31, 2013, the Company anticipates the following amortization of Loan Fees and Utility Rights for the twelve month periods ended December 31:

Homeland Energy Solutions, LLC
Notes to Financial Statements

2014	$164,000
2015	136,000
2016	136,000
2017	136,000
2018	136,000
Thereafter	718,000
Total amortization	$1,426,000

Revenue and Cost Recognition: Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers. The generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol and distiller grains are not specifically identifiable and as a result, revenue from the sale of ethanol and distiller grains is recorded based on the net selling price reported to the Company from the marketer. Rail car lease costs incurred by the Company in the sale and shipment of distiller grain products are included in the cost of goods sold.

Income Taxes: The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their share of the Company's items of income, deductions, losses and credits. As a result of this election, no income taxes have been recognized in the accompanying financial statements.

Committed Shares to be Redeemed: On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the membership units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. Due to all conditions of the agreement being met prior to, or on, August 1, 2013, the Company believes that it has a binding agreement with Mr. Retterath; as such the commitment to repurchase and retire the membership units is reflected in the financial statements as if the transaction had closed on August 1, 2013.

Net Income per Unit: Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement date. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 shares, for the three and twelve months ended December 31, 2013 would be $139.92 and $312.17, respectively.

Environmental Liabilities: The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2013, 2012, or 2011.

Risks and Uncertainties: The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied

Homeland Energy Solutions, LLC
Notes to Financial Statements

to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2013, ethanol sales averaged approximately 76% of total revenues, while approximately 21% of revenues were generated from the sale of distiller grains and 3% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2013, corn costs averaged approximately 86% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

2.    INVENTORY

Inventory consisted of the following as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
Raw Materials	$4,617,404	$4,634,704
Work in Process	1,600,041	2,350,304
Finished Goods	1,180,288	2,670,724
Totals	$7,397,733	$9,655,732

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, the Company entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal for the construction of a 100 million gallon per year natural gas powered dry mill ethanol plant. In return, the Company executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. The Company currently has a term revolving loan with Home Federal.

Term Revolving Loan

Under the terms of the Seventh Amendment to the Master Loan Agreement, the company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.27% on December 31, 2013. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. The balance outstanding on the term revolving loan as of December 31, 2013 and December 31, 2012 was $15,000,000 and $1,000,000 respectively.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

4.    RELATED PARTY TRANSACTIONS

Due to Former Member
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 memberships units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. The Company believes that it has a binding agreement with Mr. Retterath. On August 14, 2013, the Company filed a lawsuit against Mr. Retterath in Iowa state court to enforce the terms of the repurchase agreements. The Company is asking the Iowa court to require Mr. Retterath to complete the repurchase agreement pursuant to its terms.

Mr. Retterath contends that he is not bound by the agreement. The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on its balance sheet. If the Company is ultimately unsuccessful in its lawsuit against Mr. Retterath, the Company will reevaluate the accounting considerations made during the period of time that the lawsuit is pending.

Other Matters
The Company purchases corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2013, 2012 and 2011 from these companies and individuals totaled approximately $4,347,000, $0 and $16,927,000, respectively. Amounts due to those members was $0 as of December 31, 2013 and 2012.

The Company has an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the years ended December 31, 2013, 2012, and 2011 the Company incurred net costs of approximately $139,000, $119,000 and $244,000, respectively related to this agreement.

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

Effective May 1, 2011, the Company entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant to an entity in which the Company invests in at a mutually agreed on price, less commission and transportation charges. As of December 31, 2013, the Company had commitments to sell approximately 13,800,000 gallons at various fixed prices and 20,700,000 gallons at basis price levels indexed against exchanges for delivery through March 31, 2014.

Effective July 28, 2011, the Company entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2013, the Company had commitments to sell approximately 2,000,000 pounds at various fixed and basis price levels indexed against exchanges for delivery through January 31, 2014.

The Company also has an investment in RPMG, LLC, included in other assets, totaling approximately $2,305,000 and $1,293,000 as of December 31, 2013 and 2012.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2013. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is

Homeland Energy Solutions, LLC
Notes to Financial Statements

given before the current term expires. As of December 31, 2013, the Company had approximately 69,000 tons of distiller grains commitments for delivery through September 2014 at various fixed prices.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Sales ethanol - unrelated parties	$—	$—	$103,973,000
Sales ethanol - RPMG	305,444,000	276,321,000	241,229,000
Sales distiller grains	82,552,000	71,272,000	71,647,000
Sales corn oil - RPMG	12,558,000	11,649,000	2,424,000

Marketing fees ethanol - unrelated parties	—	—	558,000
Marketing fees ethanol - RPMG	225,000	392,000	380,000
Marketing fees distiller grains	744,000	723,000	910,000
Marketing fees corn oil - RPMG	67,000	67,000	17,000

	2013	2012	2011
Amount due from RPMG	5,245,000	199,000	1,113,000
Amount due from CHS	2,147,000	2,077,000	2,255,000

At December 31, 2013, the Company had approximately $16,163,000 in outstanding corn purchase commitments for bushels at various prices and approximately 2,500,000 bushels of unpriced corn through December 2014 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 6 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending December 31:

2014	$3,828,000
2015	3,787,000
2016	3,787,000
2017	3,787,000
2018	3,787,000
Thereafter	947,000
Total anticipated commitments	$19,923,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2013, 2012 and 2011 was approximately $1,665,000, $1,334,000 and $2,365,000.

At December 31, 2013, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended December 31:

Homeland Energy Solutions, LLC
Notes to Financial Statements

2014	$1,663,000
2015	1,663,000
2016	1,663,000
2017	861,000
2018	156,000
Thereafter	—
Total lease commitments	$6,006,000

7.    EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2013, 2012 and 2011 the Company made matching contributions of approximately $64,000, $69,000 and $58,000, respectively.

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 46 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At December 31, 2013, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 7% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended December 31, 2013, 2012, and 2011 and the fair value of derivatives as of December 31, 2013 and 2012:

Homeland Energy Solutions, LLC
Notes to Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2013.
	Cost of Goods Sold	$5,914,962	$(436,513)	$5,478,449
	Revenue	(60,060)	(282,660)	(342,720)
	Total	$5,854,902	$(719,173)	$5,135,729

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2012.
	Cost of Goods Sold	$(5,152,176)	$998,738	$(4,153,438)

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2011.
	Cost of Good Sold	$(562,081)	$(311,413)	$(873,494)
	Revenue	(4,830)	—	(4,830)
	Total	$(566,911)	$(311,413)	$(878,324)

	Balance Sheet Classification	December 31, 2013	December 31, 2012
Futures and option contracts through December 2014
In gain position		$250,813	$893,800
In loss position		(282,660)	(206,475)
Cash held by broker		1,212,622	653,956
	Current Asset	$1,180,775	$1,341,281

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
December 31, 2013
Assets	$250,813	$250,813	$—	$—
Liabilities	(282,660)	(282,660)	—	—
December 31, 2012
Assets	$893,800	$893,800	$—	$—
Liabilities	(206,475)	(206,475)	—	—

10.    LITIGATION MATTERS

Retterath
In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's CEO, CFO, Plant Manager, a former director and the Company's outside legal counsel in Florida state court. Mr. Retterath's factual basis for his claims is unclear from the complaint and amended complaints Mr. Retterath has filed, however, it appears that Mr. Retterath is claiming that certain actions taken by the Company violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws and violations of Florida's deceptive and unfair trade practices statutes. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath.

GS Cleantech Corporation
On August 9, 2013, GL Cleantech Corporation (GS Cleantech), a subsidiary of Greenshift Corporation, filed a complaint against the Company alleging the the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GL Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The Company has filed an answer and counterclaims claiming invalidity of the patents, noninfringement, and inequitable conduct. The Company is not currently able to predict the outcome of the litigation with any degree of certainty.

Homeland Energy Solutions, LLC
Notes to Financial Statements

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2013, 2012 and 2011 are as follows:

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$97,975,795	$112,243,015	$98,342,436	$91,650,539
Gross Profit	3,157,969	8,613,215	5,614,185	14,068,250
Operating Income	2,440,555	7,944,088	4,939,290	12,749,220
Net Income	2,478,297	8,038,058	5,062,318	12,655,235
Basic & diluted earnings per unit	$27.40	$88.87	$73.28	$195.95

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$92,011,614	$93,780,274	$84,499,206	$88,951,683
Gross Profit (Loss)	2,367,009	1,896,219	(1,769,920)	684,733
Operating Income (Loss)	1,594,601	1,240,174	(2,416,309)	677
Net Income (Loss)	1,645,659	1,221,495	(2,467,293)	94,904
Basic & diluted earnings (loss) per unit	$18.20	$13.51	$(27.28)	$1.05

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$94,498,066	$106,548,491	$109,993,347	$108,272,656
Gross Profit	4,993,173	11,130,673	10,139,712	13,882,929
Operating Income	4,287,983	10,485,166	9,417,420	13,191,549
Net Income	4,277,512	10,216,858	9,133,070	12,726,328
Basic & diluted earnings per unit	$47.26	$112.96	$100.98	$140.71

12.    SUBSEQUENT EVENTS

On February 14, 2014, the Company executed amended loan agreements with Home Federal, pursuant to which Home Federal loaned the Company $15 million. The loan requires monthly principal payments of $250,000 plus interest at a rate of LIBOR plus 310 basis points and will mature March 1, 2019. The purpose of this loan is to provide funds to offset the liability associated with the Retterath repurchase agreement discussed in Note 4. The proceeds will be placed in a separate account which will be used to finance the first payment due to Mr. Retterath pursuant to the repurchase agreement.

No other events requiring recognition or disclosure in the financial statements have occurred through February 27, 2014.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (the principal executive officer), Walter W. Wendland, and our Chief Financial Officer (the principal financial and accounting officer), David A. Finke. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of our 2013 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2014 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2013 fiscal year end on December 31, 2013. This proxy statement is referred to in this report as the 2014 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 31 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.5	Amended and Restated Operating Agreement dated April 4, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
3.6	First Amendment to Amended and Restated Operating Agreement dated December 19, 2013.	X
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 14, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.

10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.
10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.		Exhibit 10.26 to the registrant's Form 10-K filed with the Commission on February 21, 2012.
10.27	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 9, 2012.
10.28	Change in Control Agreement between David Finke and Homeland Energy Solutions, LLC dated January 1, 2013.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.29	Change in Control Agreement between Stan Wubbena and Homeland Energy Solutions, LLC dated January 1, 2013.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.30	Change in Control Agreement between Kevin Howes and Homeland Energy Solutions, LLC dated January 1, 2013.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.31	Membership Unit Repurchase Agreement between Homeland Energy Solutions, LLC and Steven Retterath dated June 13, 2013.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2013.
10.32	Seventh Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	X
10.33	First Amendment to Second Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	X
10.34	Eighth Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	X
10.35	Fourth Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	X
10.36	$15 Million Term Note between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	X
14.1	Code of Ethics.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

101
The following financial information from Homeland Energy Solutions, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2013 and 2012, (ii) Statements of Operations for the fiscal years ended December 31, 2013, 2012 and 2011, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011, (iv) Statement of Changes in Members' Equity, and (v) the Notes to Financial Statements.**

________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	February 27, 2014	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 27, 2014	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2014	/s/ Patrick Boyle
Patrick Boyle, Chairman and Director

Date:	February 27, 2014	/s/ Mathew Driscoll
Mathew Driscoll, Director

Date:	February 27, 2014	/s/ Keith Eastman
Keith Eastman, Director

Date:	February 27, 2014	/s/ Stephen Eastman
Stephen Eastman, Director

Date:	February 27, 2014	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	February 27, 2014	/s/ Edward Hatten
Edward Hatten, Director

Date:	February 27, 2014	/s/ Maurice Hyde
Maurice Hyde, Vice Chairman and Director

Date:	February 27, 2014	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	February 27, 2014	/s/ Christine Marchand
Christine Marchand, Secretary and Director

Date:	February 27, 2014	/s/ Barney Retterath
Barney Retterath, Director

Date:	February 27, 2014	/s/ Robert Sieracki
Robert Sieracki, Director