Form 10-Q
period 2014-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2014-05-13
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2014

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

As of May 13, 2014, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$29,860,218	$38,490,952
Cash restricted for redemption of units	15,000,000	—
Accounts receivable	10,460,689	7,484,886
Inventory	12,074,477	7,397,733
Prepaid and other	2,247,435	1,901,710
Derivative instruments	1,179,570	1,180,775
Total current assets	70,822,389	56,456,056

PROPERTY AND EQUIPMENT
Land and improvements	22,533,935	22,533,935
Buildings	5,366,168	5,366,168
Equipment	139,453,228	139,453,228
Construction in progress	426,566	108,577
	167,779,897	167,461,908
Less accumulated depreciation	56,517,404	53,959,742
Total property and equipment	111,262,493	113,502,166

OTHER ASSETS
Loan fees, net of amortization of $1,158,293 and $1,145,047	91,359	27,925
Utility rights, net of amortization of $944,150 and $910,053	1,363,879	1,397,976
Other assets	2,855,780	2,694,003
Total other assets	4,311,018	4,119,904

TOTAL ASSETS	$186,395,900	$174,078,126

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2014	December 31, 2013
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$7,080,729	$8,654,638
Due to former member	30,000,000	30,000,000
Distribution payable	9,687,750	—
Interest payable	—	1,361
Property tax payable	385,246	464,524
Payroll payable	139,907	507,187
Current maturities of long term debt	2,820,959	—
Total current liabilities	50,114,591	39,627,710

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term revolving loan	—	15,000,000
Term note	11,929,041	—
Other liabilities	197,765	303,526
Total long-term liabilities	12,126,806	15,303,526

MEMBERS' EQUITY (64,585 units issued and outstanding as of March 31, 2014 and December 31, 2013)	124,154,503	119,146,890

TOTAL LIABILITIES AND MEMBERS' EQUITY	$186,395,900	$174,078,126

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Revenue	$81,752,306	$97,975,795

Costs of goods sold	66,312,455	94,817,826

Gross profit	15,439,851	3,157,969

Selling, general and administrative expenses	1,002,759	717,414

Operating income	14,437,092	2,440,555

Other income (expense)
Interest (expense)	(47,494)	(40,540)
Interest income	8,825	9
Other income	296,940	78,273
Total other income	258,271	37,742

Net income	$14,695,363	$2,478,297

Basic & diluted net income per capital unit	$227.54	$27.40

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	90,445

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,695,363	$2,478,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,605,006	2,719,311
Unrealized (gain) loss on risk management activities	1,205	(2,034,628)
Change in working capital components:
Accounts receivable	(2,975,803)	(1,380,376)
Inventory	(4,676,744)	(3,433,012)
Prepaid expenses and other	(345,725)	259,775
Accounts payable and other accrued expenses	(2,127,589)	(6,658,022)
Net cash provided by (used in) operating activities	7,175,713	(8,048,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(317,989)	(6,233)
Increase in other assets	(161,777)	(239,873)
Net cash (used in) investing activities	(479,766)	(246,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash restricted for redemption of units	(15,000,000)	—
Payments for debt issuance costs	(76,681)	—
Proceeds from long-term borrowings	30,000,000	55,750,000
Payments on long-term borrowings	(30,250,000)	(49,250,000)
Net cash provided by (used in) financing activities	(15,326,681)	6,500,000

Net (decrease) in cash	(8,630,734)	(1,794,761)

Cash and Cash Equivalents - Beginning	38,490,952	2,081,779
Cash and Cash Equivalents - Ending	$29,860,218	$287,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$48,855	$30,908
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Commitment to redeem membership units	$30,000,000	$—
Distribution declared but unpaid	9,687,750	—

See Notes to Unaudited Financial Statements.

v

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	Nature of Business and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2013, contained in the Company's annual report on Form 10-K for 2013.

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

Cash Restricted for Redemption of Units
The proceeds of the 2014 Term Loan may be used by the Company for the repurchase of 25,860 shares held by Steve Retterath per the terms of an agreement with Mr. Retterath entered into on June 13, 2013 by the Company. The funds are classified as a current asset due to the availability of the cash to satisfy an existing current liability.

Receivables
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

Investments
The Company has a less than 20% investment interest in Renewable Products Marketing Group, LLC (RPMG). This investment is being accounted for under the equity method of accounting under which the Company's share of net income is recognized as income in the Company's net income statement and added to the investment account. The investment balance is included in other assets and the income recognized as other income. The investment is evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath, see Note 9. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the shares are not redeemed, basic and diluted net income per unit, including the 25,860 membership units, for the three months ended March 31, 2014 would be $162.48.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2014, ethanol sales averaged approximately 77% of total revenues, while approximately 21% of revenues were generated from the sale of distiller grains and 2% of revenues were generated from the sale of corn oil. For the three months ended March 31, 2014, corn costs averaged approximately 72% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Raw Materials	$7,141,127	$4,617,404
Work in Process	1,656,654	1,600,041
Finished Goods	3,276,696	1,180,288
Totals	$12,074,477	$7,397,733

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank
On November 30, 2007, the Company entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal for the construction of a 100 million gallon per year natural gas powered dry mill ethanol plant. In return, the Company executed a mortgage in favor of Home Federal creating a senior lien on the real estate and plant and a security interest in all personal property located on Company property. The Company currently has two loans with Home Federal, a term revolving loan and the 2014 term loan.

Term Revolving Loan
Under the terms of the Master Loan Agreement, the Company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.256% on March 31, 2014. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. The balance outstanding on the term revolving loan as of March 31, 2014 and December 31, 2013 was $0 and $15,000,000 respectively.

2014 Term Loan
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated February 28, 2014, the Company has a $15 million term loan which has a maturity date of March 1, 2019. Interest on the term loan accrues at a rate equal to the one month LIBOR

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

plus 310 basis points, 3.256% on March 31, 2014. The Company is required to make equal monthly payments of principal and accrued interest in an amount equal to $271,614.28 per month, or such greater or lesser amount determined by the lender to fully amortize the principal balance of the term loan over the period of five years. The outstanding principal balance on the term loan as of March 31, 2014 was $14,750,000.

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

Other matters
The Company has an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain have agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. For the three months ending March 31, 2014 and 2013 the Company incurred net costs of approximately $35,500 and $36,000 related to this agreement.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of March 31, 2014, the Company had commitments to sell approximately 4,600,000 gallons of ethanol at various fixed prices and 6,900,000 gallons of ethanol at basis price levels indexed against exchanges for delivery through April 30, 2014.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2014, the Company had commitments to sell approximately 2,000,000 pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through April 30, 2014.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,270,000 as of March 31, 2014.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2014. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

given before the current term expires. As of March 31, 2014, the Company had approximately 39,000 tons of distiller grains commitments for delivery through September 2014 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three months ended March 31, 2014 and 2013 were approximately as follows:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Sales ethanol - RPMG	$63,196,000	$73,316,000
Sales distiller grains	17,147,000	21,493,000
Sales corn oil - RPMG	1,886,000	3,016,000

Marketing fees ethanol - RPMG	$33,000	$64,000
Marketing fees distiller grains	167,000	182,000
Marketing fees corn oil - RPMG	16,000	21,000

	As of March 31, 2014
Amount due from RPMG	$7,611,000
Amount due from CHS	2,801,000

At March 31, 2014, the Company had approximately $22,400,000 in outstanding corn purchase commitments for bushels at various prices and approximately 6,000,000 bushels of unpriced corn through March 2015 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 5 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending March 31:

2015	$3,787,000
2016	3,787,000
2017	3,787,000
2018	3,787,000
Thereafter	3,787,000
Total anticipated commitments	$18,935,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three months ended March 31, 2014 and 2013, was approximately $416,000 and $418,000, respectively.

x

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

At March 31, 2014, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended March 31:

2015	$1,663,000
2016	1,663,000
2017	1,663,000
2018	566,000
Thereafter	35,000
Total lease commitments	$5,590,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 40 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At March 31, 2014, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 13% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ending March 31, 2014 and 2013 and the fair value of derivatives as of March 31, 2014 and December 31, 2013:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the	Cost of Goods Sold	$(579,000)	$(1,863,000)	$(2,442,000)
three months ended March 31, 2014	Revenue	(283,000)	283,000	—
	Total	$(862,000)	$(1,580,000)	$(2,442,000)

Commodity contracts for the	Cost of Goods Sold	$214,000	$866,000	$1,080,000
three months ended March 31, 2013	Revenue	—	150,000	150,000
	Total	$214,000	$1,016,000	$1,230,000

	Balance Sheet Classification	March 31, 2014	December 31, 2013
Futures and option contracts through May 2014
In gain position		$—	$251,000
In loss position		(1,612,000)	(283,000)
Cash held by (owed to) broker		2,792,000	1,213,000
	Current Asset	$1,180,000	$1,181,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
March 31, 2014
Liabilities	$(1,612,000)	$(1,612,000)	$—	$—
December 31, 2013
Assets	$251,000	$251,000	$—	$—
Liabilities	(283,000)	(283,000)	—	—

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

9.    LITIGATION MATTERS

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

GS Cleantech Corporation

On August 9, 2013, GS Cleantech Corporation (GS Cleantech), a subsidiary of Greenshift Corporation, filed a complaint against the Company alleging the the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The Company has filed an answer and counterclaims claiming invalidity of the patents, noninfringement, and inequitable conduct. The Company is not currently able to predict the outcome of the litigation with any degree of certainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. We completed installation of corn oil extraction equipment and commenced selling corn oil during our fourth quarter of 2011. The ethanol plant is capable of operating at a rate in excess of 133 million gallons of ethanol per year.

On June 13, 2013, we entered into an agreement with Steve Retterath, our largest member, to repurchase and retire all of the units owned by Mr. Retterath. We agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by August 1, 2013 due to objections by Mr. Retterath. The Company believes that it has a binding agreement with Mr. Retterath. On August 14, 2013, we filed a lawsuit against Mr. Retterath in Iowa state court to enforce the terms of the repurchase agreement. We are asking the Iowa state court to require Mr. Retterath to complete the repurchase agreement pursuant to its terms.

Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, we have recorded a $30 million short-term liability related to the amount we agreed to pay Mr. Retterath to repurchase his membership units and have correspondingly reduced members' equity on our balance sheet. If we are ultimately unsuccessful in our lawsuit against Mr. Retterath, the Company will reevaluate the accounting considerations made during the period of time that the lawsuit is pending.

On the scheduled closing date for the repurchase agreement, Mr. Retterath sued the Company along with several directors, our CEO, CFO, Plant Manager, a former director and our outside legal counsel in Florida state court. This lawsuit was subsequently removed to federal court in the State of Florida. Recently, the case Mr. Retterath filed in the State of Florida was transferred to Iowa. Details of both the Company's lawsuit against Mr. Retterath and Mr. Retterath's lawsuit are provided below in the section below entitled "PART II - Item 1. Legal Proceedings."

On February 24, 2014, we executed amended loan agreements with our primary lender, Home Federal Savings Bank ("Home Federal"), pursuant to which Home Federal loaned us $15 million. The $15 million loan is structured as a term loan with a maturity date of March 1, 2019. The purpose of this term loan is to offset our liability associated with the Retterath repurchase agreement discussed above. The proceeds of this loan have been placed in a separate account which will be used to fund the first payment due to Mr. Retterath pursuant to the repurchase agreement. Interest accrues on the term loan at an annual rate of 310 basis points in excess of the one month London Interbank Offered Rate (LIBOR), adjusted monthly. We agreed to make monthly payments pursuant to the term loan of approximately $271,600 including interest.

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2014 and 2013

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$81,752,306	100.0	$97,975,795	100.0

Cost of goods sold	66,312,455	81.1	94,817,826	96.8

Gross profit	15,439,851	18.9	3,157,969	3.2

Selling, general and administrative expenses	1,002,759	1.2	717,414	0.7

Operating income	14,437,092	17.7	2,440,555	2.5

Other income	258,271	0.3	37,742	—

Net income	$14,695,363	18.0	$2,478,297	2.5

Revenue

Our total revenue for our first quarter of 2014 was approximately 17% less than our total revenue for our first quarter of 2013. Management attributes this decrease in revenue with decreased production and sales by the ethanol plant along with lower prices for our products during the 2014 period.

For our first quarter of 2014, our total ethanol revenue decreased by approximately 14% compared to our first quarter of 2013 due to decreased ethanol prices and sales. The average price we received for our ethanol during our first quarter of 2014 was approximately 6% lower than during our first quarter of 2013. This decrease in ethanol prices was primarily related to lower commodity prices generally, including corn prices, which impact the market price of ethanol. Despite the decrease in ethanol prices, due to significantly lower raw material costs, we experienced very favorable operating margins during our first quarter of 2014. Management anticipates that ethanol prices will trend lower during the remaining quarters of our 2014 fiscal year due to lower corn prices which typically result in lower ethanol prices along with an anticipated normalization of rail shipments which have restricted ethanol supplies and have supported ethanol prices during our first quarter of 2014.

We sold approximately 9% fewer gallons of ethanol during our first quarter of 2014 compared to the same period of 2013. Management attributes this decrease in ethanol sales with difficulties we faced in transporting our ethanol by rail during our first quarter of 2014. Rail shipments during our first quarter of 2014 were slowed by unfavorable weather conditions and increased demand for rail services due to significant volume increases in the shipment of crude oil and coal. We were forced to slow production at times during our first quarter of 2014 while we waited for railcars to arrive at the ethanol plant to transport our finished ethanol. We have a limited amount of ethanol storage capacity. Once we fill our ethanol storage capacity, we are forced to cease production at the ethanol plant.

While management anticipates that rail shipping times will improve now that the winter months have passed, the lack of locomotives and trained railroad employees to meet demand will likely continue for some time which may continue to result in slower rail shipments. Many ethanol producers have experienced the same rail shipping delays which has decreased supplies of ethanol and resulted in higher ethanol prices, particularly towards the end of our first quarter of 2014 and into our second quarter of 2014. In the event there is a decrease in shipping delays, ethanol prices could experience a coinciding reduction as well.

Our total distiller grains revenue was approximately 21% lower during our first quarter of 2014 compared to the same period of 2013, due primarily to decreased distiller grains prices. We sold a comparable number of total tons of distiller grains during our first quarter of 2014 and the same period of 2013. However, the average price we received for our dried distiller grains was approximately 21% less during our first quarter of 2014 compared to the same period of 2013. Further, the average price we received for our modified/wet distiller grains was approximately 35% less during our first quarter of 2014 compared to the same period of 2013. Management attributes these lower distiller grains prices to decreasing corn prices. Since distiller grains are typically used as an animal feed substitute for corn, when corn prices decrease, the market price of distiller grains typically decreases. Management anticipates that distiller grains prices will continue to trade lower and will continue to track corn prices into the foreseeable future.

Our total corn oil revenue was approximately 37% lower for our first quarter of 2014 compared to the same period of 2013 due to decreased total production at the ethanol plant and lower corn oil prices during the 2014 period. We sold approximately 25% less pounds of corn oil during our first quarter of 2014 compared to the same period of 2013 because of decreased total production at the ethanol plant. In addition to the decrease in our corn oil production, the average price we received for our corn oil was approximately 19% less during our first quarter of 2014 compared to the same period of 2013. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel use requirements for 2014 under the Federal Renewable Fuels Standard (RFS). The EPA has proposed reducing the renewable fuels requirements under the RFS for 2014 in a manner that would negatively impact demand for biodiesel. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. In addition, corn oil prices have been impacted by lower corn prices. Management anticipates continued lower corn oil prices as additional corn oil supply enters the market with relatively stagnant corn oil demand.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was approximately 30% less during our first quarter of 2014 compared to the same period of 2013 due to significantly lower corn costs. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 45% less during our first quarter of 2014 compared to our first quarter of 2013 due to decreased corn consumption and significantly lower market prices for corn. The average price we paid per bushel of corn was approximately 39% less during our first quarter of 2014 compared to our first quarter of 2013 due to lower market corn prices. Our corn purchases were approximately 9% less during our first quarter of 2014 compared to our first quarter of 2013 due to decreased production at the ethanol plant and improved operating efficiency. We had significant unrealized and realized losses on our derivative instruments related to corn during our first quarter of 2014 compared to gains during the same period of 2013. Unrealized and realized losses on our derivative instruments related to corn and natural gas increase our cost of goods sold and gains on these derivative instruments decrease our cost of goods sold. Management anticipates lower corn prices going forward and improved balance between corn supply and demand as a result of the larger corn crop harvested in the fall of 2013. However, if we experience unfavorable growing conditions during our 2014 fiscal year, either nationally or in the area surrounding our ethanol plant, we may again experience higher corn costs and tighter operating margins.

We experienced increased natural gas prices during our first quarter of 2014 compared to the same period of 2013 due to a longer and colder winter along with several natural gas price spikes during our first quarter of 2014 which increased our natural gas costs. The longer and colder winter resulted in increased natural gas demand which had a corresponding impact on basis levels. During our first quarter of 2014, the average delivered price we paid per MMBtu of natural gas was approximately 139% higher compared to the same period of 2013. Partially offsetting the increase in natural gas delivered prices, our natural gas consumption during our first quarter of 2014 was approximately 6% less compared to the same period of 2013 due to decreased production at the ethanol plant. Natural gas prices have been decreasing since the end of our first quarter of 2014 and management anticipates natural gas delivered prices will continue to decrease through the summer months due to seasonal demand patterns for natural gas. However, if natural gas supplies are not replenished during the summer months, we could once again experience significant natural gas price increases during the winter months of 2014/2015, especially if we experience another long and cold winter which results in increased natural gas demand for heating needs.

We engage in risk management activities that are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. We also periodically engage in risk management activities that are intended to mitigate risk related to sales of ethanol. During our first quarter of 2014, we had a realized loss of approximately $862,000 and an unrealized loss of approximately $1,580,000 related to our corn and ethanol derivative instruments. During our first quarter of 2013, we had a realized gain of approximately $214,000 and an unrealized gain of approximately $1,016,000 related to our corn and ethanol derivative instruments. We recognize the gains or losses that result from changes in the value of our corn derivative instruments in cost of goods sold as the changes occur and we recognize the gains or losses that result from changes in the value of our ethanol derivative instruments in revenue as the changes occur. Our plant is expected to use approximately 40 million bushels of corn per year. As of March 31, 2014, we had risk management positions in place for approximately 13% of our anticipated monthly corn usage.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our first quarter of 2014 compared to our first quarter of 2013 primarily due to increased legal fees related to our pending lawsuits.

Other Income (Expense)

Our interest expense was higher during our first quarter of 2014 compared to the same period of 2013 due to the long-term debt we have outstanding related to the Retterath repurchase. We also had more investment income during our first quarter of 2014 compared to the same period of 2013, primarily due to our investment in our ethanol and corn oil marketer, RPMG.

Changes in Financial Condition for the Three Months Ended March 31, 2014.

Balance Sheet Data	March 31, 2014	December 31, 2013
Total current assets	$70,822,389	$56,456,056
Total property and equipment	111,262,493	113,502,166
Total other assets	4,311,018	4,119,904
Total Assets	$186,395,900	$174,078,126

Total current liabilities	$50,114,591	$39,627,710
Total long-term liabilities	12,126,806	15,303,526
Total members' equity	124,154,503	119,146,890
Total Liabilities and Members' Equity	$186,395,900	$174,078,126

We had more cash on hand at March 31, 2014 compared to December 31, 2013 due to net income we generated during our 2014 fiscal year and the proceeds of our long-term loan which we are using to finance the Retterath repurchase. Our accounts receivable was higher at March 31, 2014 compared to December 31, 2013 due to the timing of our quarter end with respect to payments we receive from our product marketers. We had significantly more inventory on hand at March 31, 2014 compared to December 31, 2013 due to having additional finished goods and corn inventory at March 31, 2014. Our finished goods inventory was higher due to shipping delays which required us to maintain more finished goods in inventory than we typically store. In addition, at March 31, 2014 we had more raw materials inventory due to our additional grain storage capacity which allows us to have more corn on site than in the past. We had more prepaid and other expenses at March 31, 2014 compared to December 31, 2013 due to the purchase of rail corn not yet received into inventory.

Our net property and equipment was lower at March 31, 2014 compared to December 31, 2013 due to depreciation, partially offset by several smaller capital projects which were in progress at March 31, 2014, including our installation of refurbished grain milling equipment.

Our other assets were higher at March 31, 2014 compared to December 31, 2013 due to loan fees associated with the Retterath repurchase loan and other assets related to the investment we made in RPMG, our ethanol and corn oil marketer. We continue to amortize our loan fees related to our Home Federal loans as well as certain utility rights associated with our construction of the ethanol plant which reduced the value of our other assets.

Our current liabilities were significantly higher at March 31, 2014 compared to December 31, 2013 primarily due to the amounts we owe on the Retterath repurchase agreement loan and the distribution that was declared by our board at the end of our first quarter of 2014 but which was not paid until April 2014 after our fiscal quarter end. The increase in current liabilities was partially offset by having less deferred corn payments outstanding at March 31, 2014 compared to December 31, 2013. Our corn related accounts payable typically increases at the end of the year since our corn suppliers frequently seek to defer corn payments until their next tax year and these deferred corn payments are generally made early in January of each year.

Our long-term liabilities were lower at March 31, 2014 compared to December 31, 2013 primarily because a portion of the long term note for the Retterath repurchase agreement is classified as a current liability whereas the entire amount was drawn on the revolving line of credit and considered a long-term liability at December 31, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended March 31, 2014 were cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2014, we had $20.0 million available pursuant to our revolving loan and approximately $44.9 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months unless we require restructured credit facilities to complete the Retterath repurchase. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months ended March 31, 2014 and 2013:

	2014	2013
Net cash provided by (used in) operating activities	$7,175,713	$(8,048,655)
Net cash (used in) investing activities	(479,766)	(246,106)
Net cash (used in) provided by financing activities	(15,326,681)	6,500,000
Cash at beginning of period	38,490,952	2,081,779
Cash at end of period	$29,860,218	$287,018

Cash Flow From Operations

Our operations generated more cash during our first three months of 2014 compared to the same period of 2013 primarily due to having more net income during the 2014 period and changes in our accounts payable that positively impacted our cash flow during the 2014 period.

Cash Flow From Investing Activities

We used more cash for equipment and construction purchases during our first three months of 2014 compared to the first three months of 2013 due primarily to expenses related to our grain milling project.

Cash Flow From Financing Activities

We used more cash for financing activities during our first three months of 2014 compared to the same period of 2013 due to funds for the Retterath repurchase agreement being placed into a restricted account classified as a current asset.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank ("Home Federal") establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. We currently have two loans with Home Federal, (i) a $15 million term loan; and (ii) a $20 million term revolving loan.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. As of March 31, 2014, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of March 31, 2014 at a rate of 3.256% per year.

2014 Term Loan

On February 24, 2014, we executed amended loan agreements with Home Federal pursuant to which Home Federal loaned us $15 million. The $15 million loan is structured as a term loan with a maturity date of March 1, 2019. The purpose of this term loan is to offset our liability associated with the Retterath repurchase agreement. The proceeds of this loan have been placed in a separate account which will be used to fund the first payment due to Mr. Retterath pursuant to the repurchase agreement. Interest accrues on the term loan at an annual rate of 310 basis points in excess of LIBOR, adjusted monthly. We agreed to make equal monthly payments of principal and accrued interest of approximately $271,600. As of March 31, 2014, we had $14,750,000 outstanding on the term loan which accrued interest at a rate of 3.256% per year.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of March 31, 2014, we were in compliance with all of our debt covenants and financial ratios. Our primary financial covenant is our tangible net worth requirement. Tangible net worth is calculated as the excess of our total assets (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). Our tangible net worth requirement as of March 31, 2014 was $105 million. We are required to maintain this $105 million tangible net worth until the maturity date of our loans. As of March 31, 2014, we had tangible net worth of approximately $124 million.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of March 31, 2014, we had working capital of approximately $21 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at March 31, 2014 and December 31, 2013.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from the 2014 term loan which bears a variable interest rate. As of March 31, 2014, we had $14,750,000 outstanding on our variable interest rate loans and interest accrued at a rate of 3.256%. Our variable interest rates are calculated by adding a set basis to LIBOR. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2014, would be approximately $3,000.

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

As of March 31, 2014, we had price protection in place for approximately 13% of our anticipated corn needs for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,200,000	MMBTU	10%	$(1,632,000)
Ethanol	128,500,000	Gallons	10%	(34,052,500)
Corn	45,000,000	Bushels	10%	(21,870,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Retterath Iowa Lawsuit

On August 14, 2013, Homeland Energy Solutions, LLC filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit is to enforce the terms of the repurchase agreement we executed with Mr. Retterath on June 13, 2013. We are asking the Iowa state court to require Mr. Retterath to perform his obligations under the Retterath Repurchase Agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. We believe that this removal was improper and as a result we have moved to remand the case back to the Iowa state court in Polk County. This motion is currently pending before the Federal District Court for the Southern District of Iowa.

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

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2013, included in our annual report on Form 10-K.

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

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. This difficulty has impacted our operations. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we have been required to reduce production due to shipping delays. Further, our ethanol inventory has increased due to the difficulty we have experienced shipping our ethanol which has impacted our financial performance. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue at least until the weather improves but may continue for some period off time until the rail transportation capacity in the United States increases. These delays in shipping our products have resulted in decreased revenue and have required us to reduce the amount of ethanol we produce which has a negative impact on our financial performance. If these rail shipment challenges continue, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 13, 2014	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2014	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)