Form 10-Q
period 2014-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2014-11-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2014

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

As of November 14, 2014, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$29,170,100	$38,490,952
Trading securities	29,945,783	—
Accounts receivable	1,901,424	7,484,886
Inventory	9,124,854	7,397,733
Prepaid and other	1,601,307	1,901,710
Derivative instruments	609,807	1,180,775
Total current assets	72,353,275	56,456,056

PROPERTY AND EQUIPMENT
Land and improvements	22,533,935	22,533,935
Buildings	5,528,027	5,366,168
Equipment	139,639,543	139,453,228
Construction in progress	1,031,879	108,577
	168,733,384	167,461,908
Less accumulated depreciation	61,612,224	53,959,742
Total property and equipment	107,121,160	113,502,166

OTHER ASSETS
Loan fees, net of amortization of $1,249,652 and $1,145,047	—	27,925
Utility rights, net of amortization of $1,012,344 and $910,053	1,295,685	1,397,976
Other assets	3,143,525	2,694,003
Total other assets	4,439,210	4,119,904

TOTAL ASSETS	$183,913,645	$174,078,126

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	September 30, 2014	December 31, 2013
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$4,902,398	$8,654,638
Due to former member	30,000,000	30,000,000
Interest payable	—	1,361
Property tax payable	396,923	464,524
Payroll payable	172,910	507,187
Total current liabilities	35,472,231	39,627,710

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term revolving loan	—	15,000,000
Other liabilities	202,992	303,526
Total long-term liabilities	202,992	15,303,526

MEMBERS' EQUITY (64,585 units issued and outstanding as of September 30, 2014 and December 31, 2013)	148,238,422	119,146,890

TOTAL LIABILITIES AND MEMBERS' EQUITY	$183,913,645	$174,078,126

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$83,212,628	$98,342,436	$252,788,883	$308,561,247

Costs of goods sold	62,819,026	92,728,251	193,919,399	291,183,853

Gross profit	20,393,602	5,614,185	58,869,484	17,377,394

Selling, general and administrative expenses	1,194,202	674,895	3,188,502	2,053,461

Operating income	19,199,400	4,939,290	55,680,982	15,323,933

Other income (expense)
Interest (expense)	—	(2,610)	(129,480)	(50,760)
Interest income	5,548	2,799	19,735	3,176
Other income	42,249	122,839	516,825	302,324
Total other income	47,797	123,028	407,080	254,740

Net income	$19,247,197	$5,062,318	$56,088,062	$15,578,673

Basic & diluted net income per capital unit	$298.01	$73.28	$868.44	$187.14

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	69,082	64,585	83,246

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,088,062	$15,578,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,876,433	7,832,225
Unrealized (gain) loss on risk management activities	570,968	(2,642)
Unrealized loss on trading securities activities	54,217	—
Change in working capital components:
Accounts receivable	5,583,462	(1,430,895)
Inventory	(1,727,121)	(3,492,588)
Prepaid expenses and other	300,403	332,577
Accounts payable and other accrued expenses	(4,256,013)	(4,581,658)
Net cash provided by operating activities	64,490,411	14,235,692

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(30,000,000)	—
Payments for equipment and construction in progress	(1,288,530)	(2,282,434)
Increase in other assets	(449,522)	(973,955)
Net cash (used in) investing activities	(31,738,052)	(3,256,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(26,996,530)	—
Payments for debt issuance costs	(76,681)	—
Proceeds from long-term borrowings	30,000,000	95,350,000
Payments on long-term borrowings	(45,000,000)	(96,350,000)
Net cash (used in) financing activities	(42,073,211)	(1,000,000)

Net increase (decrease) in cash	(9,320,852)	9,979,303

Cash and Cash Equivalents - Beginning	38,490,952	2,081,779
Cash and Cash Equivalents - Ending	$29,170,100	$12,061,082

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$130,841	$53,272
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Commitment to redeem membership units	$30,000,000	$30,000,000

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

Trading Securities
Investment bought and held principally for the purpose of selling them in the the near term are classified as trading securities. Trading securities are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income (expense).

At September 30, 2014, trading securities consisted of short term bond mutual funds with an approximate cost of $30,000,000 and fair value of $29,946,000, respectively. For the three and nine months ended September 30, 2014 the Company recorded a net unrealized loss of approximately $54,000 from these investments as part of other income (expense). There were no trading securities held as of September 30, 2013.

The Board of Directors voted to set aside up to $30 million in trading securities that will be used by the Company for the repurchase of 25,860 membership units held by Steve Retterath per the terms of an agreement with Mr. Retterath entered into on June 13, 2013 by the Company.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

The Company believes it has a binding agreement with Steve Retterath prior to and following the scheduled closing date of August 1, 2013 to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath, see Note 9. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the membership units are not redeemed, basic and diluted net income per unit, including the 25,860 membership units, for the three and nine months ended September 30, 2014 would be $212.81 and $620.13 respectively.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the nine months ended September 30, 2014, ethanol sales averaged approximately 77% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains and 3% of revenues were generated from the sale of corn oil. For the nine months ended September 30, 2014, corn costs averaged approximately 80% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Raw Materials	$4,248,133	$4,617,404
Work in Process	1,387,576	1,600,041
Finished Goods	3,489,145	1,180,288
Totals	$9,124,854	$7,397,733

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Term Revolving Loan
Under the terms of the Master Loan Agreement, the Company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.257% on September 30, 2014. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. The balance outstanding on the term revolving loan as of September 30, 2014 and December 31, 2013 was $0 and $15,000,000 respectively.

2014 Term Loan
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated February 28, 2014, the Company had a $15 million term loan which had a maturity date of March 1, 2019. Interest on the term loan accrued at a rate equal to the one month LIBOR plus 310 basis points, 3.257% on September 30, 2014. The Company was required to make equal monthly payments of principal and accrued interest in an amount equal to $271,614 per month, or such greater or lesser amount determined by the lender to fully amortize the principal balance of the term loan over the period of five years. The 2014 term loan was paid in full by the Company on June 18, 2014 and the outstanding principal balance on the term loan as of September 30, 2014 was $0.

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

Other matters
The Company has purchased corn and materials from members of its Bord of Directors who own or manage elevators or are local producers of corn. Purchases during the three and nine months ended September 30, 2014 totaled approximately $538,000 and $603,000 respectively, and during the three and nine months ended September, 2013 totaled approximately $1,395,000 and $4,347,000, respectively. Amounts due to these members was $0 as September 30, 2014 and December 31, 2013.

Previously, the Company had an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain agreed to split the compensation costs associated with each of the employees covered by the agreement. This agreement was terminated on May 16, 2014. For the three and nine months ending September 30, 2014 the Company incurred costs of approximately $0 and $47,200, respectively. The cost for the same periods of 2013 related to this agreement were approximately $34,600 and $105,100, respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of September 30, 2014, the Company had commitments to sell approximately 40% of its produced gallons of ethanol at various fixed prices and 60% of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through October 31, 2014.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of September 30, 2014, the Company had commitments to sell approximately 2,000,000 pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through October 31, 2014.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,544,000 as of September 30, 2014.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2014. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of September 30, 2014, the Company had approximately 45,000 tons of distiller grains commitments for delivery through December 2014 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and nine months ended September 30, 2014 and 2013 were approximately as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
Sales ethanol - RPMG	$65,788,000	$196,654,000	$73,940,000	$233,954,000
Sales distiller grains	14,996,000	49,605,000	19,978,000	63,278,000
Sales corn oil - RPMG	2,428,000	6,813,000	3,382,000	10,038,000

Marketing fees ethanol - RPMG	$33,000	$99,000	$64,000	$192,000
Marketing fees distiller grains	196,000	530,000	188,000	557,000
Marketing fees corn oil - RPMG	19,000	53,000	23,000	69,000

	As of September 30, 2014	As of December 31, 2013
Amount due from RPMG	$77,000	$5,245,000
Amount due from CHS	1,771,000	2,147,000

At September 30, 2014, the Company had approximately $9,252,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 3,299,000 bushels of unpriced corn through June 2015 accounted for under the normal purchase exclusion.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 5 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending September 30:

2015	$5,287,000
2016	3,787,000
2017	3,787,000
2018	3,787,000
Thereafter	1,894,000
Total anticipated commitments	$18,542,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the three and nine months ended September 30, 2014, was approximately $416,000 and $1,247,000 and for the same periods in 2013 was approximately $416,000 and $1,250,000, respectively.

At September 30, 2014, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended September 30:

2015	$1,663,000
2016	1,663,000
2017	1,148,000
Thereafter	284,000
Total lease commitments	$4,758,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 45 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At September 30, 2014, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 5% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2014 and 2013 and the fair value of derivatives as of September 30, 2014 and December 31, 2013:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the	Cost of Goods Sold	$5,055,000	$(446,000)	$4,609,000
three months ended September 30, 2014

Commodity contracts for the	Cost of Goods Sold	$2,138,000	$264,000	$2,402,000
three months ended September 30, 2013	Revenue	(15,000)	1,054,000	1,039,000
	Total	$2,123,000	$1,318,000	$3,441,000

Commodity contracts for the	Cost of Goods Sold	$5,172,000	$917,000	$6,089,000
nine months ended September 30, 2014	Revenue	(283,000)	283,000	—
	Total	$4,889,000	$1,200,000	$6,089,000

Commodity contracts for the	Cost of Goods Sold	$4,361,000	$588,000	$4,949,000
nine months ended September 30, 2013	Revenue	(15,000)	1,302,000	1,287,000
	Total	$4,346,000	$1,890,000	$6,236,000

	Balance Sheet Classification	September 30, 2014	December 31, 2013
Futures and option contracts through March 2015
In gain position		$1,168,000	$251,000
In loss position		—	(283,000)
Cash held by (owed to) broker		(558,000)	1,213,000
	Current Asset	$610,000	$1,181,000

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

Trading securities: Trading securities consisting of short term bond mutual funds are reported at fair value utilizing Level 1 inputs. Trading securities are measured at fair value using prices obtained from pricing services.

Derivative financial instruments: Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Trading securities
September 30, 2014
Assets	$29,946,000	$29,946,000	$—	$—
Derivative financial instruments
September 30, 2014
Assets	$1,168,000	$1,168,000	$—	$—
December 31, 2013
Assets	$251,000	$251,000	$—	$—
Liabilities	(283,000)	(283,000)	—	—

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

GS Cleantech Corporation

On August 9, 2013, GS Cleantech Corporation (GS Cleantech), a subsidiary of Greenshift Corporation, filed a complaint against the Company alleging that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The Company has filed an answer and counterclaims claiming invalidity of the patents, noninfringement, and inequitable conduct. On October 23, 2014, the Court hearing similar cases found GS Cleantech's patents invalid which ruling benefits the Company.

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

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The Company is one of more than twenty ethanol manufacturers which were sued by GS Cleantech. The complaint alleges that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The complaint has been transferred to the United States District Court for the Southern District of Indiana due to a finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL") and which is currently pending in that district. The MDL Court developed two tracks of defendants in this litigation, the first track includes defendants which were originally sued by GS Cleantech in 2010, and a second track of defendants sued in 2013 which includes Homeland. On October 23, 2014, the MDL Court granted summary judgment in favor of the first track defendants and found that the GS Cleantech patents which Homeland is alleged to have infringed are invalid. While the MDL Court's decision relates to the first track defendants, it is beneficial to Homeland and the other second track defendants. Based on the October 23, 2014 decision, Homeland may decide to file a motion to dismiss GS Cleantech's lawsuit on the grounds that the patents which Homeland is claimed to have infringed are invalid. GS Cleantech is likely to appeal the decision of the MDL Court.

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

Uncertainty exists regarding ethanol demand for 2014 and into the future as the EPA is in the process of establishing the 2014 renewable volume obligation (RVO) pursuant to the Federal Renewable Fuels Standard (RFS). The RFS requires that a certain amount of renewable fuels must be used each year in the United States, however, the EPA has authority to adjust the RVO in certain circumstances. It appears that the EPA plans to use this authority during 2014. If the RVO for corn-based ethanol for 2014 is significantly reduced, as has been proposed by the EPA, it could have a significant negative impact on ethanol demand. Despite repeated delays in releasing the 2014 RVO, management believes that the RVO for 2014 will be released during our fourth quarter. If the 2014 RVO is reduced, it may impact demand for ethanol more in 2015 than in 2014 since the announcement is being made so late in the year. The effect of a reduction in the 2014 RVO may be that additional renewable fuels credits may be carried over into future years by fuel blenders which could impact ethanol demand in the future.

Results of Operations

Comparison of Fiscal Quarters Ended September 30, 2014 and 2013

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$83,212,628	100.0	$98,342,436	100.0

Costs of goods sold	62,819,026	75.5	92,728,251	94.3

Gross profit	20,393,602	24.5	5,614,185	5.7

Selling, general and administrative expenses	1,194,202	1.4	674,895	0.7

Operating income	19,199,400	23.1	4,939,290	5.0

Other income (expense)	47,797	0.1	123,028	0.1

Net income	$19,247,197	23.1	$5,062,318	5.1

Revenue

Our total revenue for our third quarter of 2014 was approximately 15% less than our total revenue for our third quarter of 2013. Management attributes this decrease in revenue with a decrease in the average price we received for our products during the 2014 period, partially offset by increased sales of ethanol and distillers grains during the 2014 period.

For our third quarter of 2014, our total ethanol revenue decreased by approximately 12% compared to our third quarter of 2013 due to decreased average ethanol prices during the 2014 period partially offset by increased ethanol sales. The average price we received for our ethanol during our third quarter of 2014 was approximately 16% lower than during our third quarter of 2013. This decrease in ethanol prices was primarily related to lower corn prices, which impact the market price of ethanol, along with decreased gasoline prices which also impact ethanol prices. During our third quarter of 2014, rail shipping delays were reduced which management believes resulted in lower ethanol prices. However, management expects that rail shipping delays may occur again once the winter starts due to anticipated poor weather conditions which typically impact rail shipping times. Management anticipates that ethanol prices will remain relatively steady unless the United States again experiences significant rail shipping delays which constrict ethanol supplies in the market and result in increased ethanol prices. In addition, ethanol exports from the United States have increased during 2014 compared to 2013 which has increased demand for ethanol and positively impacted ethanol prices in the United States. Management attributes this increase in ethanol exports to lower market ethanol prices in the United States along with increased world demand for ethanol. The main destinations for ethanol exports during 2014 are Brazil, Canada, United Arab Emirates and various European Union countries. Without these ethanol exports, ethanol prices may have fallen more significantly during our 2014 fiscal year.

We sold approximately 5% more gallons of ethanol during our third quarter of 2014 compared to the same period of 2013. Management attributes this increase in ethanol sales with favorable operating margins and increased production during our third quarter of 2014 when compared to the same time period in 2013.

Our total distiller grains revenue was approximately 25% lower during our third quarter of 2014 compared to the same period of 2013, due primarily to decreased distiller grains prices partially offset by increased distiller grains sales. The average price we received for our dried distiller grains was approximately 29% less during our third quarter of 2014 compared to the same period of 2013. Further, the average price we received for our modified/wet distiller grains was approximately 54% less during our third quarter of 2014 compared to the same period of 2013. Management attributes these lower distiller grains prices to decreasing corn prices and uncertainty regarding distiller grains exports to China which recently effectively halted shipments of distiller grains. China has stated that distiller grains containing a certain corn hybrid trait which is not approved in China will be rejected. However, there is not a reliable method of testing for this corn trait in distiller grains and there is not a mechanism in the United States to meet other certification requirements China has imposed on imports of distillers grains that may contain this unapproved trait. Management believes that the Chinese position is more related to protecting its own corn farmers instead of concerns regarding this corn trait. Management anticipates that distiller grains prices will continue to trade lower and will continue to track corn prices and be affected by China's stance on distiller grains imports into the foreseeable future. We sold approximately 6% more total tons of distiller grains during our third quarter of 2014 compared to the same period of 2013. This increase in our distiller grains production is related to our increased ethanol production.

Our total corn oil revenue was approximately 28% lower for our third quarter of 2014 compared to the same period of 2013 due to decreased corn oil production at the ethanol plant and lower corn oil prices during the 2014 period. We sold approximately 17% less pounds of corn oil during our third quarter of 2014 compared to the same period of 2013 because of a decrease in the amount of corn oil we produced per bushel of corn used. The corn that we are using during our 2014 fiscal year contains less corn oil compared to the corn we were using during our 2013 fiscal year which has decreased our corn oil yield. In addition to the decrease in our corn oil production, the average price we received for our corn oil was approximately 11% less during our third quarter of 2014 compared to the same period of 2013. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel use requirements for 2014 under the Federal Renewable Fuels Standard (RFS). The EPA has proposed reducing the renewable fuels requirements under the RFS for 2014 in a manner that would negatively impact demand for biodiesel. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. In addition, corn oil prices have been impacted by lower soybean oil prices as soybean oil is a product that typically competes with corn oil, particularly for biodiesel production. Management anticipates continued lower corn oil prices as additional corn oil supply enters the market with relatively stagnant corn oil demand.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 30% less during our third quarter of 2014 compared to the same period of 2013. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 39% lower during our third quarter of 2014 compared to our third quarter of 2013 due to decreased market prices for corn. The average price we paid per bushel of corn was approximately 41% less during our third quarter of 2014 compared to our third quarter of 2013. We processed approximately 4% more bushels of corn during our third quarter of 2014 compared to our third quarter of 2013 due to increased production at the ethanol plant. Management anticipates these lower corn prices will continue due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in 2013 and 2014 and relatively stable corn demand.

We experienced increased natural gas prices during our third quarter of 2014 compared to the same period of 2013 due to a longer and colder winter which reduced natural gas supplies. The longer and colder winter resulted in increased natural gas demand which had a corresponding impact on basis levels. These higher natural gas prices have continued into the summer months. During our third quarter of 2014, the average delivered price we paid per MMBtu of natural gas was approximately 16% higher compared to the same period of 2013. Further, due to our increased production, our natural gas consumption during our third quarter of 2014 was approximately 2% greater compared to the same period of 2013. Natural gas supplies have recovered during the summer months but management anticipates that natural gas prices will increase again during the winter months in 2014/2015, particularly if we experience another long and cold winter. Management believes that the natural gas industry will increase production if natural gas prices increase significantly which may maintain natural gas prices in a reasonably fixed range into the foreseeable future. However, if a shortage of natural gas were to occur in the future it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. We also periodically engage in risk management activities that are intended to mitigate risk related to sales of ethanol. During our third quarter of 2014, we had a realized gain of approximately $5,055,000 and an unrealized loss of approximately $446,000 related to our corn derivative instruments. We had no gain or loss on ethanol or natural gas related derivative instruments. During our third quarter of 2013, we had a realized gain of approximately $2,123,000 and an unrealized gain of approximately $1,318,000 related to our corn and ethanol derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur and we recognize the gains or losses that result from changes in the value of our ethanol derivative instruments in revenue as the changes occur. Our plant is expected to use approximately 45 million bushels of corn per year. As of September 30, 2014, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 5% of its anticipated monthly grind over the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our third quarter of 2014 compared to our third quarter of 2013 primarily due to increased legal fees related to our pending lawsuits.

Other Income (Expense)

Our interest expense was lower during our third quarter of 2014 compared to the same period of 2013 because we had no amounts outstanding on our loans during the 2014 period. We also had more interest income during our third quarter of 2014 compared to the same period of 2013, primarily due to having more cash on hand during the 2014 period. Our other income was lower during our third quarter of 2014 compared to the same period of 2013 due to decreased investment income from our marketer RPMG.

Comparison of Nine Months Ended September 30, 2014 and 2013

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$252,788,883	100.0	$308,561,247	100.0

Costs of goods sold	193,919,399	76.7	291,183,853	94.4

Gross profit	58,869,484	23.3	17,377,394	5.6

Selling, general and administrative expenses	3,188,502	1.3	2,053,461	0.7

Operating income	55,680,982	22.0	15,323,933	5.0

Other income (expense)	407,080	0.2	254,740	0.1

Net income	$56,088,062	22.2	$15,578,673	5.0

Revenue

Our total revenue for the first nine months of 2014 was approximately 18% less than the same period of 2013, due primarily to decreased total production and lower average prices for our products during the 2014 period.

The average price we received for our ethanol during our first nine months of 2014 was approximately 13% less than during the same period of 2013. In addition, we sold approximately 4% less gallons of ethanol during our first nine months of 2014 compared to the same period of 2013 due to decreased ethanol production which resulted from shipping logistics issues which impacted our ability to operate the ethanol plant at full capacity.

For our first nine months of 2014, our total distiller grains revenue decreased by approximately 22% compared to the same period of 2013, primarily due to significantly lower distiller grains prices due to lower corn prices. The average price we received for our dried distiller grains was approximately 20% less for our first nine months of 2014 compared to the same period of 2013. The average price we received for our modified/wet distiller grains was approximately 38% less for our first nine months of 2014 compared to the same period of 2013.

Our total corn oil revenue was approximately 32% less for our first nine months of 2014 compared to the same period of 2013 due to decreased corn oil sales and prices. We sold approximately 23% less pounds of corn oil during our first nine months of 2014 compared to the same period of 2013 because of reduced ethanol production and less corn oil in the corn which we used during the 2014 period. In addition, the average price we received per pound of corn oil sold was approximately 14% less during our first nine months of 2014 compared to the same period of 2013.

Cost of Goods Sold

Our total cost of goods sold was approximately 33% less during our first nine months of 2014 compared to the same period of 2013. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 40% less during our first nine months of 2014 compared to the same period of 2013. The average price we paid per bushel of corn was approximately 37% less during our first nine months of 2014 compared to the same period of 2013. We ground approximately 3% fewer bushels of corn during our first nine months of 2014 compared to the same period of 2013.

We experienced increased natural gas prices during our first nine months of 2014 compared to the same period of 2013. During our first nine months of 2014, the average price we paid per MMBtu of natural gas was approximately 56% greater than during the same period of 2013. Our natural gas consumption during our first nine months of 2014 was approximately 3% less than during the same period of 2013.

During our first nine months of 2014, we had a realized gain of approximately $4,889,000 and an unrealized gain of approximately$1,200,000 related to our corn and ethanol derivative instruments. During our first nine months of 2013, we had a realized gain of approximately $4,346,000 and an unrealized gain of approximately $1,890,000 related to our corn and ethanol derivative instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our first nine months of 2014 compared to the same period of 2013 primarily due to increased legal fees related to our pending lawsuits.

Other Income (Expense)

Our interest expense was higher during our first nine months of 2014 compared to the same period of 2013 due to the long-term debt we had outstanding related to the Retterath repurchase. Offsetting the increased interest expense, we also had more investment income during our first nine months of 2014 compared to the same period of 2013, primarily due to our investment in our ethanol and corn oil marketer, RPMG. In addition, we had more interest income during the 2014 period related to additional cash we had on hand.

Changes in Financial Condition for the Nine Months Ended September 30, 2014.

Balance Sheet Data	September 30, 2014	December 31, 2013
Total current assets	$72,353,275	$56,456,056
Total property and equipment	107,121,160	113,502,166
Total other assets	4,439,210	4,119,904
Total Assets	$183,913,645	$174,078,126

Total current liabilities	$35,472,231	$39,627,710
Total long-term liabilities	202,992	15,303,526
Total members' equity	148,238,422	119,146,890
Total Liabilities and Members' Equity	$183,913,645	$174,078,126

As of September 30, 2014 we purchased $30 million in trading securities related to the Retterath repurchase agreement which reduce the amount of cash we had on our balance sheet compared to December 31, 2013. Our accounts receivable was lower at September 30, 2014 compared to December 31, 2013 due to the timing of our quarter end with respect to shipments of our ethanol along with lower prices for our products which reduces the value of our accounts receivable. We shipped a unit train after the end of our third quarter of 2014 which increased our finished goods inventory and reduced our accounts receivable. We had significantly more inventory on hand at September 30, 2014 compared to December 31, 2013 due to having additional finished goods inventory at September 30, 2014. Our derivative instruments represented a smaller asset on our balance sheet at September 30, 2014 compared to December 31, 2013 due to less unrealized gains on our risk management positions at September 30, 2014 due to dropping corn prices along with cash we owed to our commodities broker.

Our net property and equipment was lower at September 30, 2014 compared to December 31, 2013 due to depreciation, partially offset by capital expenses related to the installation of refurbished grain milling equipment and several other smaller capital projects which we were working on during our 2014 fiscal year.

Our other assets were higher at September 30, 2014 compared to December 31, 2013 due to our investment in RPMG, our ethanol and corn oil marketer. We wrote off our loan fees with Home Federal during our 2014 fiscal year when we repaid the term loan. We continue to amortize certain utility rights associated with our construction of the ethanol plant which reduced the value of our other assets.

Our current liabilities were lower at September 30, 2014 compared to December 31, 2013, primarily due to a reduction in our accounts payable. We typically experience an increase in our accounts payable at the end of our fiscal year as our corn suppliers seek to defer income into a later tax year by deferring corn payments. We typically make these deferred corn payments early in January of each year.

Our long-term liabilities were lower at September 30, 2014 compared to December 31, 2013 primarily because we repaid the outstanding balance on term revolving loan during our first quarter of 2014.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended September 30, 2014 were cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of September 30, 2014, we had $20.0 million available pursuant to our revolving loan and approximately $29.2 million in cash. We also had approximately $30 million at September 30, 2014 of trading securities for the Retterath repurchase agreement. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months ended September 30, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$64,490,411	$14,235,692
Net cash (used in) investing activities	(31,738,052)	(3,256,389)
Net cash (used in) financing activities	(42,073,211)	(1,000,000)
Cash at beginning of period	38,490,952	2,081,779
Cash at end of period	$29,170,100	$12,061,082

Cash Flow From Operations

Our operations generated more cash during our first nine months of 2014 compared to the same period of 2013 primarily due to having significantly more net income during the 2014 period.

Cash Flow From Investing Activities

We used more cash for investing activities during our first nine months of 2014 compared to the first nine months of 2013. The major contributing factor causing this increase was the purchase of $30 million of trading securities. These trading securities have been designated by the Board of Directors for the repurchase of membership units held by Steve Retterath. During the 2014 period, our primary capital project was the installation of additional corn milling capacity. During the 2013 period, we were installing an additional grain storage bin which was our primary capital project during that time.

Cash Flow From Financing Activities

We used more cash for financing activities during our first nine months of 2014 compared to the same period of 2013 due to additional payments we made on our long-term debt and distributions we paid during the 2014 period.

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

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. As of September 30, 2014, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of September 30, 2014 at a rate of 3.257% per year.

2014 Term Loan

On February 24, 2014, we executed amended loan agreements with Home Federal pursuant to which Home Federal loaned us $15 million. The $15 million loan was structured as a term loan with a maturity date of March 1, 2019. The purpose of this term loan was to offset our liability associated with the Retterath repurchase agreement. The proceeds of this loan were placed in a separate account which will be used to fund the amounts due to Mr. Retterath pursuant to the repurchase agreement. Interest accrued on the term loan at an annual rate of 310 basis points in excess of LIBOR, adjusted monthly. We agreed to make equal monthly payments of principal and accrued interest of approximately $271,600. As of September 30, 2014, we had $0 outstanding on the term loan.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of September 30, 2014, we were in compliance with all of our debt covenants and financial ratios. During the term of this Agreement, we are required to achieve and maintain a tangible net worth of not less than 60% as measured at the end of each fiscal year. Tangible net worth is calculated as the excess of our total assets (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). As of September 30, 2014, we had tangible net worth of approximately 81%

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of September 30, 2014, we had working capital of approximately $60 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded no impairment existed at September 30, 2014 and December 31, 2013.

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

As of September 30, 2014, we had price protection in place for approximately 5% of our anticipated corn needs for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	2,800,000	MMBTU	10%	$(1,159,200)
Ethanol	128,500,000	Gallons	10%	(19,018,000)
Corn	45,000,000	Bushels	10%	(14,107,500)

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

Our management, including our President and Chief Executive Officer (the principal executive officer),Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Retterath Florida Lawsuit

On August 1, 2013, Steve Retterath, the Company's largest investor and a former member of the Company's board of directors filed a lawsuit in the Florida Circuit Court located in Palm Beach County, Florida. The lawsuit was subsequently removed to federal court in Florida. In the lawsuit, Mr. Retterath sued Homeland Energy Solutions, LLC, Pat Boyle, Maurice Hyde, Christine Marchand, Mathew Driscoll, Leslie Hansen, and Chad Kuhlers, each members of the Company's board of directors, Walter Wendland, the Company's Chief Executive Officer, David Finke, the Company's Chief Financial Officer and Kevin Howes, the Company's Plant Manager. Mr. Retterath also sued James Boeding, a former director and the Company's outside legal counsel, Joseph Leo and the BrownWinick Law Firm. Mr. Retterath is claiming that certain actions taken by the Company violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws and violations of Florida's deceptive and unfair trade practices statutes. Mr. Retterath claims an unspecified damage in excess of $30 million in monetary damages. The Florida court ruled in favor of the Company's motion to transfer the case to Iowa. Each of the defendants has filed a motion to dismiss the lawsuit and Mr. Retterath has filed a motion for partial summary judgment in the case. A hearing was held regarding these motions on November 7, 2014 and the Company is awaiting a ruling from the Court with respect to these motions.

On August 21, 2014, Jason Retterath and Annie Retterath, the son and daughter-in-law of Steve Retterath, filed a motion to intervene in the lawsuit to protect their interests as members of the Company. The Company filed a motion to dismiss the intervenor petition. The Company's motion to dismiss the intervenor petition was also held on November 7, 2014 and the Company is awaiting a ruling from the Court with respect to this motion.

Retterath Iowa Lawsuit

On August 14, 2013, Homeland Energy Solutions, LLC filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit is to enforce the terms of the repurchase agreement we executed with Mr. Retterath on June 13, 2013. We are asking the Iowa state court to require Mr. Retterath to perform his obligations under the Retterath Repurchase Agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. We believed that this removal was improper and as a result we moved to remand the case back to the Iowa state court in Polk County which was granted. Mr. Retterath answered the lawsuit in August 2014, denying the validity of the repurchase agreement.

GS Cleantech Patent Litigation

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The Company is one of more than twenty ethanol manufacturers which were sued by GS Cleantech. The complaint alleges that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The complaint has been transferred to the United States District Court for the Southern District of Indiana due to a finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL") and which is currently pending in that district. The MDL Court developed two tracks of defendants in this litigation, the first track includes defendants which were originally sued by GS Cleantech in 2010, and a second track of defendants sued in 2013 which includes Homeland. On October 23, 2014, the MDL Court granted summary judgment in favor of the first track defendants and found that the GS Cleantech patents which Homeland is alleged to have infringed are invalid. While the MDL Court's decision relates to the first track defendants, it is beneficial to Homeland and the other second track defendants. Based on the October 23, 2014 decision, Homeland may file a motion to dismiss GS Cleantech's lawsuit on the grounds that the patents which Homeland is claimed to have infringed are invalid. GS Cleantech is likely to appeal the decision of the MDL Court.

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

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. This difficulty has impacted our operations. Ethanol is typically transported by rail. During the winter months of our 2014 fiscal year, we were required to reduce production due to shipping delays. Further, our ethanol inventory increased due to the difficulty we experienced shipping our ethanol which impacted our financial performance. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue for some period of time until the rail transportation capacity in the United States increases. These delays in shipping our products have resulted in decreased revenue and reduced the amount of ethanol we produced which has a negative impact on our financial performance. If these rail shipment challenges continue, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 14, 2014	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2014	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)