Form 10-K
period 2014-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2015-02-27
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24, Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2014, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,777,000.

As of February 27, 2015, there were 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

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

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price volatility of corn and natural gas;

•	Reductions in the ethanol use requirement in the Federal Renewable Fuels Standard;

•	Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;

•	Decreases in the market price of ethanol, distiller grains and corn oil;

•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Our ability to continue to satisfy the financial covenants contained in our credit agreements with our lender;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry;

•	Overcapacity within the ethanol industry;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel; and

•	Competition in the ethanol industry from alternative fuels.

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

On June 13, 2013, we entered into an agreement with Steve Retterath, our largest member, to repurchase and retire all of the units owned by Mr. Retterath. We agreed to close on this repurchase on or before August 1, 2013. We agreed to repurchase and retire the 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. The Company believes that it has a binding agreement with Mr. Retterath. On August 14, 2013, we filed a lawsuit against Mr. Retterath in Iowa to enforce the terms of the repurchase agreement. We are asking the Iowa court to require Mr. Retterath to complete the repurchase agreement pursuant to its terms. Mr. Retterath contends he is not bound by the agreement.  Our position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, we recorded a $30 million short-term liability related to the amount we agreed to pay Mr. Retterath to repurchase his membership units and we correspondingly reduced members' equity on our balance sheet. If we are ultimately unsuccessful in our lawsuit against Mr. Retterath, we will reevaluate the accounting considerations made during the period of time that the lawsuit is pending.

On the scheduled closing date for the repurchase agreement, Mr. Retterath sued the Company along with several directors, our former CEO, CFO, Plant Manager, a former director and our outside legal counsel in Florida state court. Details of both the Company's lawsuit against Mr. Retterath and Mr. Retterath's lawsuit are provided below in the section entitled "PART I - Item 3. Legal Proceedings."

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The Company is one of more than twenty ethanol manufacturers that were sued by GS Cleantech. The complaint alleges that Homeland's operation of a corn oil extraction process infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees. The complaint was transferred to the United States District Court for the Southern District of Indiana due to a finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL"). The MDL Court developed two tracks of defendants in this litigation. The first track includes defendants which were originally sued by GS Cleantech in 2010 and a second track of defendants sued in 2013 which includes the Company. On October 23, 2014, the MDL Court granted summary judgment in favor of the first track defendants and found that the GS Cleantech patents which the Company is alleged to have infringed are invalid. Further, in a January 16, 2015 decision, the MDL Court ruled in favor of a stipulated motion for partial summary judgment finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. Regardless of when it may be appealed, the likelihood of GS Cleantech succeeding on appeal of the January 16, 2015 ruling is remote since it was based on several grounds for each allegedly infringed patent. If GS Cleantech successfully appeals the District Court’s findings of invalidity, damages awarded GS Cleantech may be $1 million or more.

The only remaining claim in the lawsuit alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is scheduled. If the defendants, including the Company, succeed in proving inequitable conduct, the patents at issue will be invalidated such that no damages will be awarded to GS Cleantech for infringement and the MDL Court will be asked to determine whether GS Cleantech’s behavior makes this an "exceptional case". A finding that this is an exceptional case would allow the Court to award to Homeland an amount equal to the attorneys' fees the Company has expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

On February 24, 2014, we executed amended loan agreements with our primary lender, Home Federal Savings Bank ("Home Federal"), pursuant to which Home Federal loaned us $15 million. The $15 million loan was structured as a term loan with a maturity date of March 1, 2019. The purpose of this term loan was to offset our liability associated with the Retterath repurchase agreement discussed above. The proceeds of this loan have been placed in a separate account to fund the payment due to Mr. Retterath pursuant to the repurchase agreement. Interest accrued on the term loan at an annual rate of 310 basis points in excess of the one month London Interbank Offered Rate (LIBOR), adjusted monthly. We agreed to make monthly principal and interest payments. During our second quarter of 2014, we repaid the entire principal balance of this loan.

During our 2014 fiscal year, legislative uncertainty existed in the ethanol industry which management believes impacted our financial performance. The ethanol industry is dependent on the ethanol use requirement in the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year an increasing amount of renewable fuels must be used in the United States. During our 2014 fiscal year, proposals were presented in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligation (RVO) that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. The EPA proposal was subject to a 60-day public comment period which expired on January 28, 2014 and pursuant to which the EPA received a significant number of comments. On November 21,

2014, the EPA announced that it will not issue a final RVO for 2014 before the end of 2014. Instead, the EPA announced that in 2015 it will set RVOs for 2014 through 2016. If the EPA elects to reduce the renewable fuels use requirements in the RFS in any material manner, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance.

The ethanol industry continues to experience difficulty moving its finished products by rail. We have been impacted by these rail shipping delays. The shipping delays were the most severe during our first quarter of 2014 but these delays have occurred throughout 2014. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews and bottlenecks on the railroads due to a lack of additional track where it is needed, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower rail shipments will continue for some period of time until the rail transportation capacity in the United States is expanded. While many ethanol producers are impacted by these rail shipment challenges, ethanol produced abroad may benefit due to higher domestic ethanol prices which could negatively impact demand for domestic supplies of ethanol.

On November 24, 2014, Walter Wendland ceased serving as our president and chief executive officer. Patrick Boyle was appointed by our board of directors to serve as our president and chief executive officer as of November 24, 2014. Mr. Boyle also serves as chairman of our board of directors.

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

Product	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Ethanol	79%	76%	77%
Distiller Grains	18%	21%	20%
Corn Oil	3%	3%	3%

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

Distiller Grains

The principal co-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. We produce two forms of distiller grains: Modified/Wet Distiller Grains ("MWDG") and Distiller Dried Grains with Solubles ("DDGS"). MWDG is processed corn mash that has been dried to approximately 50% moisture. MWDG has a shelf life of approximately seven days and is often sold to markets near our ethanol plant. DDGS is processed corn mash that has been dried to approximately 10% moisture. It has a longer shelf life and may be sold and shipped to any market, regardless of its vicinity to our ethanol plant. We market nearly all of our distiller grains as DDGS.

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, in recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encourage exports. These ethanol export efforts are continuing and may lead to further increases in ethanol exports. The increase in ethanol exports along with lower ethanol imports contributed to improved operating margins in the United States for most of 2014 and has prevented excess ethanol supplies in the domestic market. Due to our location, we do not anticipate a significant amount of the ethanol we produce will be exported.

In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation due to the fact that the VEETC blenders credit had expired. However, the European Union decided to impose a tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. While this tariff has negatively impacted ethanol exports to the European Union, other countries have increased their ethanol imports. Further, some ethanol exports to the European Union have continued despite the tariff due to the relatively lower price of ethanol produced in the United States in 2014.

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

Distiller Grains

Distiller grains are primarily used as animal feed. Distiller grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distiller grains exports have increased in recent years as distiller grains have become a more accepted animal feed. The primary export markets for distiller grains are China, Mexico, Turkey and Canada along with many Pacific Rim countries. However, demand for distiller grains from China decreased during the second half of 2014 when China announced in June 2014 that it would stop issuing import permits for distiller grains from the United States due to the presence in some shipments of a genetically modified corn trait not approved for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the United States government that distiller grains shipments to China are free of the genetically modified corn trait. Officials from the United States and China were unable to agree on testing procedures for distiller grains exported to China. Recently, China has lifted these requirements for distiller grains produced in the United States which has reopened the Chinese market to United States distiller grains. However, China could reimpose this restriction at any time which makes the Chinese distiller grains market uncertain. We anticipate that the majority of our distillers grains will continue to be sold in the domestic market due to our plant's location, however, global distiller grains demand has an impact on domestic prices.

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

Ethanol Distribution

We have an ethanol marketing agreement with Renewable Products Marketing Group, Inc. ("RPMG"), a professional third party marketer, which is the sole marketer of our ethanol. RPMG also markets all of our corn oil. We are an equity owner of RPMG, LLC ("RPMG, LLC"), the parent company of RPMG, which allows us to realize favorable marketing fees and transparency in the sale of our ethanol and corn oil. Our ethanol marketing agreement provides we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The term of the ethanol marketing agreement is perpetual, until it is terminated. The primary reasons the ethanol marketing agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of the ethanol marketing agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the ethanol marketing agreement. Notwithstanding our right to terminate the ethanol marketing agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after termination. Further, following termination, we would accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If our ethanol marketing agreement is terminated, it would trigger a redemption by RPMG, LLC of our ownership interest in RPMG, LLC.

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

New Products and Services

We did not introduce any new products or services during our 2014 fiscal year.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers as well as raw material suppliers. As of January 8, 2015, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15.1 billion gallons of ethanol per year. According to RFA estimates, approximately 3% of the ethanol production capacity in the United States was not operating as of January 8, 2015. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Market
Archer Daniels Midland	1,762	—	12%
POET Biorefining	1,626	—	11%
Valero Renewable Fuels	1,240	—	8%
Green Plains Renewable Energy	1,004	—	7%
Flint Hills Resources	760	—	5%

Updated: January 8, 2015

The products that we produce are commodities. Since our products are commodities, there are typically no significant differences between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. As a result, competition in the ethanol industry is primarily based on price and consistent quality.

We have experienced increased competition from oil companies that have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. Finally, some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices due to localized corn shortages or poor growing conditions.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. There are several commercial scale cellulosic ethanol production facilities either in production or in the construction phase which may be completed during 2015. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Competition among ethanol producers may continue to increase as gasoline demand decreases due to more fuel efficient vehicles being produced. If the concentration of ethanol used in most gasoline does not increase and gasoline demand is lower due to increased fuel efficiency by the vehicles operated in the United States, competition may increase among ethanol producers to supply the ethanol market.

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

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices.

Sources and Availability of Raw Materials

Corn Supply

The major raw material required to produce ethanol, distiller grains and corn oil at our plant is corn. The ethanol plant is currently operating at a rate in excess of its nameplate capacity. We anticipate that we will require approximately 47 million bushels of corn per year to produce approximately 135 million gallons of ethanol per year. We buy as much corn as possible from local grain elevators and farmers. Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During 2014, the United States harvested a record number of bushels of corn. Further, due to the large corn crop which was harvested in the fall of 2013, there was a significant carryover of corn from the prior havest. The large corn crop and higher carryover resulted in lower corn prices during our fourth fiscal quarter of 2014 and management anticipates that corn prices will remain lower during our 2015 fiscal year. However, if we experience unfavorable weather conditions, either throughout the United States or more locally in the corn area that serves the plant, we may experience higher corn prices and increased corn price volatility. Further, farmers may choose to plant less corn due to lower corn prices which could impact corn prices moving forward.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal. For our 2015 fiscal year, we received a waiver from Home Federal of our capital expenditures covenant in order to complete a series of plant upgrade projects designed to make our plant more efficient and competitive. In addition, we anticipate continuing to conduct routine maintenance and repair activities at the ethanol plant. We anticipate using cash we generate from our operations and our revolving line of credit to finance these plant upgrade projects. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2015 fiscal year and beyond.

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

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM, Inc. ("ICM") to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen to design and build our ethanol plant.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.

The RFS statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. The RFS statutory volume requirement for 2015 is approximately 20.5 billion gallons, of which corn based ethanol can be used to satisfy approximately 15 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget for review on August 22, 2014. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations are called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane which could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States.

State Ethanol Supports

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa. One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009 and increasing incrementally to 25% renewable fuels by 2019. This is expected to be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa. This legislation could increase local demand for ethanol and may increase the local price for ethanol. In 2011, the Iowa legislature increased the E85 tax credit to 18 cents per gallon, created an E15 tax credit of 3 cents per gallon from 2011 until 2014, decreasing to 2.5 cents per gallon from 2015 until 2017 and waived the misfueling liability for retailers associated with E15. These changes were intended to encourage the use of higher level blends of ethanol in Iowa.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling. In addition, a state court in California recently required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.

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

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2014, we incurred costs and expenses of approximately $159,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $150,000 for compliance with environmental laws for our fiscal year ended December 31, 2015.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Employees

As of December 31, 2014, we had 46 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2014, 2013, and 2012 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers that decide where our products are marketed and we have limited control over the marketing decisions made by our marketers. Our marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distiller grains are exported to Mexico, Canada and China and the United States ethanol industry exported significant amounts of ethanol to Canada, Philippines, Mexico and Brazil. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

The spread between ethanol and corn prices can vary significantly which can negatively impact our financial condition. Our only source of revenue comes from sales of our ethanol, distiller grains and corn oil. The primary raw materials we use to produce our ethanol, distiller grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past, and management anticipates that this spread will likely continue to be volatile in the future. Due to a potential change in the ethanol use requirement in the RFS, demand for ethanol may be lower during our 2015 fiscal year which could result in tighter operating margins. In addition, lower gasoline prices have resulted in lower ethanol prices which has negatively impacted the spread between the price we receive for our ethanol and corn prices. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant which could decrease the value of our units.

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently the price of gasoline has been decreasing significantly which has reduced the spread between the price of gasoline and the price of ethanol. This trend has negatively impacted ethanol prices. These lower ethanol prices have come at a time when corn prices are increasing which has decreased our profit margins. If this trend continues for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has been experiencing difficulty transporting the ethanol which is produced by rail. This difficulty has impacted our operations. Ethanol is typically transported by rail. During the winter months of our 2014 fiscal year, we were required to reduce production due to shipping delays. Further, our ethanol inventory increased due to the difficulty we experienced shipping our ethanol which impacted our financial performance. The slower rail shipments were due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue for some period of time until the rail transportation capacity in the United States increases. These delays in shipping our products have resulted in decreased revenue and reduced the amount of ethanol we produced which has a negative impact on our financial performance. If these rail shipment challenges continue, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. Our ability to operate the ethanol plant requires us to purchase a sufficient amount of corn throughout the year in order to continuously operate the ethanol plant. If we are unable to secure the corn we require, either now or in the future, it could negatively impact our operations. We do not expect to encounter difficulty purchasing the corn we require due to the fact that the corn crop harvested in the fall of 2014 was the largest on record, however, shortages of corn could develop during the year or in future years. If we are unable to secure the corn we require to continue to operate the ethanol plant, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Our credit agreements with Home Federal require that we comply with various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, Home Federal could deem us to be in default of our loans and prevent us from drawing funds on our revolving line of credit and also require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

Our marketers may fail to sell all of the ethanol, distiller grains and corn oil we produce which could negatively impact our profitability. We rely on our ethanol, distiller grains and corn oil marketers to sell all of our products. Currently we have an agreement with RPMG which markets all of our ethanol and corn oil and we have an agreement with CHS to market all of our distiller grains. Our only source of revenue is from the sale of our ethanol, distiller grains and corn oil. If our marketers are unable to sell all of the ethanol, distiller grains or corn oil we produce, or if they are unable to sell them at prices that allow us to operate profitability, the value of our units may be negatively impacted. Further, RPMG or CHS could fail. While we anticipate that we will be able to secure alternative marketers should RPMG or CHS cease marketing our products for any reason, we may not be able to do so without incurring additional costs or without a reduction in our revenue. Any loss of our ethanol, distiller grains or corn oil marketers may negatively impact our profitability and could decrease the value of our units.

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

Our business is not diversified.  Our success depends almost entirely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller grains and corn oil.  If economic or political factors adversely affect the market for ethanol, distiller grains and corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time which could reduce the value of our units.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. Our management employees may decide to end their employment with us. If one or more of our management employees terminate their employment, we may not be able to replace these individuals. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment. Any loss of these managers or key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas of the country which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels, such as cellulosic ethanol, must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies which are seeking to develop commercial scale cellulosic ethanol plants. This has encouraged innovation and has led to several companies which have completed construction or are in the process of building commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of January 8, 2015, there are 213 ethanol plants in the United States with capacity to produce approximately 15.1 billion gallons of ethanol per year. In addition, there are 3 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 100 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 3% of the ethanol production capacity in the United States was idled as of January 8, 2015. Further, ethanol demand may not increase past approximately 13.4 billion gallons of ethanol due to the blend wall unless higher percentage blends of ethanol are approved by the EPA for use in all standard (non-flex fuel) vehicles. While the United States is currently exporting some ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive.On November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget for review on August 22, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for motor vehicle emissions. In 2011 the EPA issued a tailoring rule that deferred greenhouse gas regulations for ethanol plants until July of 2014. However, in July of 2013 the D.C. Circuit issued an opinion vacating the EPA's deferral of those regulations for biogenic sources, including ethanol plants. On June 23, 2014 the U.S. Supreme Court affirmed in part and reversed in part the D.C. Circuit’s decision. For plants that already hold PSD permits the Court generally affirmed the EPA's ability to regulate greenhouse gas regulations. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations restricting carbon dioxide emissions, if the EPA or the State of Iowa were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

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

ITEM 3. LEGAL PROCEEDINGS.

Retterath Florida Lawsuit

On August 1, 2013, Steve Retterath, the Company's largest investor and a former member of the Company's board of directors filed a lawsuit in the Florida Circuit Court located in Palm Beach County, Florida. The lawsuit was subsequently removed to federal court in Florida. In the lawsuit, Mr. Retterath sued the Company, Pat Boyle, Maurice Hyde, Christine Marchand, Mathew Driscoll, Leslie Hansen, and Chad Kuhlers, each members of the Company's board of directors, Walter Wendland, the Company's former Chief Executive Officer, David Finke, the Company's Chief Financial Officer and Kevin Howes, the Company's Plant Manager. Mr. Retterath also sued James Boeding, a former director and the Company's outside legal counsel, Joseph Leo and the BrownWinick Law Firm. Mr. Retterath is claiming that certain actions taken by the Company violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws and violations of Florida's deceptive and unfair trade practices statutes. Mr. Retterath claims an unspecified damage in excess of $30 million in monetary damages. The Florida court ruled in favor of the Company's motion to transfer the case to Iowa. Each of the defendants filed motions to dismiss the lawsuit and Mr. Retterath filed a motion for partial summary judgment in the case. The Federal Court in Iowa ruled in favor of the defendants and dismissed the federal claims in this lawsuit. Further, the Federal Court declined jurisdiction to hear the other state law matters in the case and remanded the case to Florida state court. Mr. Retterath has filed a motion seeking to have the Federal Court in Iowa reconsider its decision on hearing the state court matters.

On August 21, 2014, Jason Retterath and Annie Retterath, the son and daughter-in-law of Steve Retterath, filed a motion to intervene in the lawsuit to protect their interests as members of the Company. The Company filed a motion to dismiss the intervenor petition. The Federal Court in Iowa declined to consider the Company's motion to dismiss the intervention and instead remanded the case back to Florida state court.

Retterath Iowa Lawsuit

On August 14, 2013, the Company filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit is to enforce the terms of the repurchase agreement we executed with Mr. Retterath on June 13, 2013. The Company is asking the Iowa state court to require Mr. Retterath to perform his obligations under the Retterath Repurchase Agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. The Company believed that this removal was improper and as a result the Company moved to remand the case back to the Iowa state court in Polk County which was granted. Mr. Retterath answered the lawsuit in August 2014, denying the validity of the repurchase agreement.

GS Cleantech Patent Litigation

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The Company is one of more than twenty ethanol manufacturers that were sued by GS Cleantech. The complaint alleges that the Company's operation of a corn oil extraction process infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees. The complaint was transferred to the United States District Court for the Southern District of Indiana due to a finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL"). The MDL Court developed two tracks of defendants in this litigation. The first track includes defendants which were originally sued by GS Cleantech in 2010 and a second track of defendants sued in 2013 which includes the Company. On October 23, 2014, the MDL Court granted summary judgment in favor of the first track defendants and found that the GS Cleantech patents which the Company is alleged to have infringed are invalid. Further, in a January 16, 2015 decision, the MDL ruled in favor of a stipulated motion for partial summary judgment finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. Regardless of when it may be appealed, the likelihood of GS Cleantech succeeding on appeal of the January 16, 2015 ruling is remote since it was based on several grounds for each allegedly infringed patent. If GS Cleantech successfully appeals the District Court’s findings of invalidity, damages awarded GS Cleantech may be $1 million or more.

The only remaining claim in the lawsuit alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on that single issue is anticipated but has not yet been scheduled. If the defendants, including the Company, succeed in proving inequitable conduct, the patents at issue will be invalidated such that no damages will be awarded to GS Cleantech for infringement and the Court will be asked to determine whether GS Cleantech’s behavior makes this an "exceptional case". A finding that this is an exceptional case would allow the Court to award to the Company an amount equal to the attorneys' fees the Company has expended to date for defense in this case. It is unknown whether GS Cleantech would appeal such a ruling.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of February 27, 2015, we had 90,445 units outstanding and approximately 1,275 total members. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2013	$950	$1,025	$997	80
Second Quarter 2013	$925	$1,050	$970	220
Third Quarter 2013	$995	$1,160	$1,025	220
Fourth Quarter 2013	$980	$1,000	$991	67
First Quarter 2014	$1,040	$1,100	$1,070	50
Second Quarter 2014	$1,075	$1,400	$1,285	125
Third Quarter 2014	$1,400	$1,450	$1,419	65
Fourth Quarter 2014	$1,600	$1,800	$1,680	50

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

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2013	$950	$1,200	$1,075	205
Second Quarter 2013	$995	$1,500	$1,248	175
Third Quarter 2013	$1,100	$1,100	$1,100	25
Fourth Quarter 2013	$—	$—	$—	—
First Quarter 2014	$1,750	$1,750	$1,750	100
Second Quarter 2014	$1,200	$1,200	$1,200	25
Third Quarter 2014	$1,650	$2,500	$2,075	82
Fourth Quarter 2014	$1,900	$2,500	$2,133	285

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2013	$900	$900	$900	10
Second Quarter 2013	$—	$—	$—	—
Third Quarter 2013	$1,000	$1,100	$1,050	10
Fourth Quarter 2013	$1,100	$1,100	$1,100	20
First Quarter 2014	$1,150	$1,150	$1,150	50
Second Quarter 2014	$1,000	$1,450	$1,196	295
Third Quarter 2014	$1,425	$1,700	$1,593	347
Fourth Quarter 2014	$—	$—	$—	—

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause us to be deemed a publicly traded partnership.

Distributions

We paid distributions to our members in each of our last two fiscal years. Our board of directors paid a distribution of $131 per membership unit in December 2013. Our board of directors paid three distributions during our 2014 fiscal year for a total of $618 per membership unit with total distributions equaling $39,913,530. No distributions were paid to the contested membership units which are subject to the Retterath litigation. Our board of directors has discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility and restrictions under Iowa law. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

Performance Graph

The following graph shows a comparison of cumulative total member return since December 31, 2009, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2009. Data points on the graph are quarterly. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2012, 2011 and 2010 and the selected income statement data and other financial data for the years ended December 31, 2011 and 2010 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of December 31, 2014 and 2013 and the selected income statement data and other financial data for each of the years in the three year period ended December 31, 2014 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	2014	2013	2012	2011	2010
Total Revenue	$330,436,877	$400,211,785	$359,242,777	$419,312,560	$254,480,111
Net Income	68,615,951	28,233,908	494,765	36,353,768	11,030,809
Net Income Per Unit	1,062.41	359.48	5.47	401.94	120.63
Distributions Declared Per Unit	618.00	131.00	133.00	79.00	68.00
Total Assets	188,507,073	174,078,126	141,847,168	157,089,094	172,675,061
Long-term Liabilities	419,904	15,303,526	1,268,793	246,488	33,101,406
Members' Equity	147,849,311	119,146,890	129,373,617	140,692,427	112,483,814

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal Years Ended December 31, 2014 and 2013

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$330,436,877	100.0	$400,211,785	100.0

Cost of goods sold	257,680,689	78.0	368,758,166	92.1

Gross profit	72,756,188	22.0	31,453,619	7.9

Selling, general and administrative expenses	4,716,195	1.4	3,380,466	0.8

Operating income	68,039,993	20.6	28,073,153	7.0

Total other income (expense)	575,958	0.2	160,755	—

Net income	$68,615,951	20.8	$28,233,908	7.1

Revenue

Our total revenue for our 2014 fiscal year was approximately 17% less than our total revenue for our 2013 fiscal year. Management attributes this decrease in revenue primarily with lower average ethanol prices and decreased ethanol sales during the 2014 period. Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

For our 2014 fiscal year, our total ethanol revenue decreased by approximately 14% compared to our 2013 fiscal year due to lower average ethanol prices and decreased ethanol sales. The average price we received for our ethanol during our 2014 fiscal year was approximately 11% less than during our 2013 fiscal year. Management attributes this decrease in ethanol prices with lower corn and gasoline prices along with uncertainty regarding ethanol demand under the RFS during our 2014 fiscal year. Despite these lower prices for our products, during the first three quarters of our 2014 fiscal year, we experienced very favorable operating margins because the decrease in ethanol prices was less than the corresponding decrease in corn prices. However, these favorable operating margins were eroded during the fourth quarter of our 2014 fiscal year when oil and gasoline prices decreased sharply which pushed ethanol prices even lower. These lower ethanol prices and unfavorable operating margins have continued into our 2015 fiscal year and may last for some time if the price of gasoline remains low. Management believes demand for ethanol has been lower during our 2014 fiscal year as a result of uncertainty regarding the ethanol use requirement in the RFS. In November 2013, the EPA released a proposed rule which would significantly reduce the RFS for corn based ethanol in 2014. To date, this proposed rule has not been adopted by the EPA and the rule-making process is continuing. However, the possibility that the EPA may reduce the ethanol use requirement in the RFS has negatively impacted demand for ethanol as fuel blenders, who are required by the RFS to use ethanol, wait to see what requirements the EPA will put in place moving forward. In November 2014 the EPA indicated that the RFS requirements for 2014 will not be released until 2015. Further, the EPA has indicated that the RFS requirements for 2015 and 2016 may also be released in 2015. Until these rule-makings are complete, uncertainty will continue with respect to ethanol demand.

Management anticipates that ethanol prices will remain lower during our 2015 fiscal year due to anticipated low corn and gasoline prices along with uncertainty regarding the amount of domestic ethanol demand during our 2015 fiscal year. The lower ethanol prices may continue to result in unfavorable operating margins, particularly if corn prices increase during our 2015 fiscal year. However, management believes that ethanol exports may increase during our 2015 fiscal year if ethanol prices remain low which could provide additional ethanol demand. Further, if gasoline prices increase during our 2015 fiscal year, management believes it will positively impact ethanol prices. The recent decrease in gasoline prices resulted from lower oil prices. These lower oil prices are attributed to increased global oil supply. Many believe that the increase in the global oil supply was initiated by Saudi Arabia for political purposes. As a result, it is uncertain how long these lower oil and gasoline prices may last which has led to uncertainty regarding ethanol prices during our 2015 fiscal year. If gasoline prices are further reduced, it could result in negative operating margins which could hurt our financial performance. Management believes that our ethanol plant is a lower cost producer of ethanol which may allow us to survive these lower operating margins for longer than other ethanol producers.

In addition to the lower ethanol prices, we sold approximately 3% less gallons of ethanol during our 2014 fiscal year compared to the same period of 2013. Management attributes this decrease in total production of ethanol with rail logistics issues we experienced primarily during our first quarter of 2014 which reduced our total production and sales during that time. Rail shipping times normalized during our second through fourth quarters of 2014 which allowed us to operate the ethanol plant at full capacity. Management believes that the railroads do not have sufficient infrastructure and human capital to service existing and future demand which can result in slower rail shipping times, particularly during the winter months when poor weather can disrupt rail shipments. Management believes this lack of capacity by the railroads could continue for some time until sufficient investments are made by the railroads to meet current and future demand. Management anticipates that our ethanol production during our 2015 fiscal year will be comparable to or slightly higher than our 2014 fiscal year, provided we can maintain favorable operating margins which allow us to operate our ethanol plant at capacity during our 2015 fiscal year.

In addition to the lower ethanol revenue, our total distiller grains revenue was significantly lower during our 2014 fiscal year compared to the same period of 2013. Our total distiller grains revenue was approximately 28% less during our 2014 fiscal year compared to the same period of 2013 primarily due to lower distiller grains prices. We sold approximately 3% less tons of distiller grains during our 2014 fiscal year compared to the same period of 2013 due to decreased production during the 2014 period. The average prices we received for our distiller grains were lower during our 2014 fiscal year compared to the same period of 2013 due primarily to lower market corn prices and increased corn supplies. The average price we received per ton of modified/wet distiller grains sold decreased by approximately 40% during our 2014 fiscal year compared to the same period of 2013. The average price we received per ton of dried distiller grains sold decreased by approximately 25% during our 2014 fiscal year compared to the same period of 2013. Since distiller grains are primarily used as an animal feed substitute for corn and soybean meal, the price of distiller grains is impacted by these competing products. When soybean and corn supplies increase and the prices of these commodities are lower, it negatively impacts the price we receive for our distiller grains. Management anticipates continued lower corn and soybean prices which may result in lower distiller grains prices. However, if ethanol producers slow or cease production, it may increase demand for distiller grains since many animal feeders rely on a certain amount of distiller grains in their feed rations. It can be difficult to adjust these feed rations in the short term which can result in higher distiller grains prices when the market supply for distiller grains is lower.

We had less revenue from corn oil sales during our 2014 fiscal year compared to the same period of 2013, due to lower corn oil prices and lower total pounds of corn oil sold. The average price we received for our corn oil during our 2014 fiscal year was approximately 14% less than the average price we received during the same period of 2013. Management attributes this decrease in corn oil prices with a combination of increased corn oil production by the ethanol industry along with lower corn oil demand. Management also believes lower corn prices negatively impacted corn oil prices during our 2014 fiscal year. In addition, management believes corn oil demand was negatively impacted by the loss of the biodiesel blenders' credit during 2014 since the biodiesel industry is a major source of corn oil demand.

We produced approximately 17% less pounds of corn oil during our 2014 fiscal year compared to the same period of 2013. Management attributes this decrease in corn oil production with decreased production by the ethanol plant generally along with a decrease in the amount of corn oil contained in the corn we used during our 2014 fiscal year compared to the corn we used during our 2013 fiscal year. The corn we used during our 2013 fiscal year contained more corn oil and the corn oil was easier to separate compared to the corn we used during our 2014 fiscal year. This change in the corn we used resulted in lower corn oil extraction efficiency which negatively impacted our total corn oil production.

Management anticipates that corn oil prices will remain lower during our 2015 fiscal year due to uncertainty regarding biodiesel production since the tax credit which supported biodiesel production in the past was allowed to expire at the end of 2013 and was not renewed prospectively for 2015. The biodiesel blenders' credit was renewed at the end of 2014 but only retroactively for biodiesel produced during 2014. Biodiesel production is a major source of corn oil demand and without strong demand from the biodiesel industry, corn oil prices may continue lower during our 2015 fiscal year. Further, management anticipates stronger corn oil production during our 2015 fiscal year as a result of the composition of the corn harvested in the fall of 2014 which seems to have more corn oil compared to the previous year.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was approximately 30% less during our 2014 fiscal year compared to the same period of 2013 due to lower corn prices and consumption partially offset by higher natural gas prices.

The average price we paid per bushel of corn, without taking into account derivative instruments, was approximately 35% lower during our 2014 fiscal year compared to our 2013 fiscal year. Management attributes this decrease in the average price we paid per bushel of corn with lower market corn prices throughout our 2014 fiscal year compared to our 2013 fiscal year. Management attributes the decrease in market corn prices with a strong corn crop during the fall of 2013 along with a record corn crop harvested in the fall of 2014. Management anticipates that corn prices will remain lower during our 2015 fiscal year due to the large corn supply and uncertainty regarding corn demand because uncertainty regarding whether the EPA will reduce the RFS may result in lower demand for corn. Further, if the EPA does in fact reduce the RFS, it is possible that corn prices will decrease further. In addition to the lower corn prices, our cost of goods sold was lower during our 2014 fiscal year due to $4.5 million in combined realized and unrealized gains on our risk management positions which reduced our cost of goods sold. By comparison, we had combined realized and unrealized gains on our risk management positions which decreased our cost of goods sold by approximately $5.5 million during our 2013 fiscal year.

We purchased approximately 2% less bushels of corn during our 2014 fiscal year compared to our 2013 fiscal year. Management attributes this decrease in corn consumption with deceased production during the 2014 period. Management anticipates that our corn consumption will be comparable during our 2015 fiscal year to our 2014 fiscal year.

During our 2014 fiscal year, the average price we paid per MMBtu of natural gas was approximately 42% greater compared to our 2013 fiscal year. Management attributes this increase in natural gas prices to a longer and colder winter during our 2014 fiscal year which increased our natural gas transportation costs. Our natural gas costs normalized during the summer months of our 2014 fiscal year as natural gas stocks returned to more normal levels. However, management believes that these higher natural gas prices could return if we experience colder weather during our 2015 fiscal year which depletes natural gas supplies. We expect higher natural gas prices during winter months due to annual increases in natural gas transportation costs. We consumed approximately 2% less natural gas during our 2014 fiscal year compared to the same period of 2013 primarily due to decreased production at the ethanol plant. We expect our natural gas consumption to continue to track our total production.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were significantly higher during our 2014 fiscal year compared to our 2013 fiscal year due primarily to legal expenses we have incurred related to the various lawsuits in which we are involved.

Other Income (Expense)

We had more interest expense during our 2014 fiscal year compared to the same period of 2013 due to the term loan we secured to finance a portion of the Retterath repurchase. This loan was repaid during the second quarter of our 2014 fiscal year. We had more interest income during our 2014 fiscal year compared to the same period of 2013 due to having more cash on hand during the 2014 period. We had more other income during our 2014 fiscal year compared to the same period of 2013 primarily due to having more investment income from our investment in RPMG, our ethanol and corn oil marketer along with unrealized gains we had on trading securities we purchased with additional cash we had available during our 2014 fiscal year.

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

Revenue

Our total revenue for our 2013 fiscal year was approximately 11% greater than our total revenue for our 2012 fiscal year. Management attributes this increase in revenue with increased production and prices for our ethanol and distiller grains during our 2013 fiscal year compared to our 2012 fiscal year.

For our 2013 fiscal year, our total ethanol revenue increased by approximately 11% compared to our 2012 fiscal year due to higher ethanol prices and increased ethanol production. This increase in prices and production was offset slightly by approximately $343,000 in realized and unrealized losses on ethanol hedging activities. The average price we received for our ethanol during our 2013 fiscal year was approximately 3% greater than during our 2012 fiscal year. Management attributes this increase in ethanol prices with increased ethanol demand and lower ethanol imports during our 2013 fiscal year compared to our 2012 fiscal year. The higher ethanol prices we experienced early in our 2013 fiscal year declined toward the end of our 2013 fiscal year due to lower corn and gasoline prices.

In addition to higher ethanol prices, we sold approximately 8% more gallons of ethanol during our 2013 fiscal year compared to the same period of 2012. Management attributes this increase in total production of ethanol with improved efficiency operating the ethanol plant during our 2013 fiscal year compared to the same period of 2012.

Our total distiller grains revenue was significantly higher during our 2013 fiscal year and the same period of 2012. Our total distiller grains revenue was approximately 16% greater during our 2013 fiscal year compared to the same period of 2012. We sold approximately 9% more tons of distiller grains during our 2013 fiscal year compared to the same period of 2012 due to our increased production during the 2013 period, partially offset by increased corn oil production during the 2013 period. When we increase the amount of corn oil we separate from our distillers grains, the total tons of distiller grains that we have to sell decreases by the volume of corn oil which is removed. The average prices we received for our distiller grains were higher during our 2013 fiscal year compared to the same period of 2012. The average price we received per ton of modified/wet distiller grains sold increased by approximately 1% during our 2013 fiscal year compared to the same period of 2012. The average price we received per ton of dried distiller grains sold increased by approximately 4% during our 2013 fiscal year compared to the same period of 2012. Management attributes these higher distiller grains prices to higher corn prices and decreased corn supplies during our first two quarters of 2013. However, distillers grains prices were decreasing during our fourth fiscal quarter of 2013 due to lower corn prices.

We had more revenue from corn oil sales during our 2013 fiscal year compared to the same period of 2012, due to the net effect of increased corn oil production offset by slightly lower corn oil prices. The average price we received for our corn oil during our 2013 fiscal year was approximately 7% less than the average price we received during the same period of 2012. Management attributes this decrease in corn oil prices with a combination of increased corn oil production along with relatively stable corn oil demand. Management also believes lower corn prices negatively impacted corn oil prices during our 2013 fiscal year. We produced approximately 16% more pounds of corn oil during our 2013 fiscal year compared to the same period of 2012. Management attributes this increase in corn oil production with increased production by the ethanol plant generally along with improved efficiency in operating the corn oil extraction equipment which increased the amount of corn oil we separated from each pound of distiller grains.

Cost of Goods Sold

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were higher during our 2013 fiscal year compared to our 2012 fiscal year due primarily to legal expenses we have incurred related to the various lawsuits in which we were involved.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2014

Balance Sheet Data	December 31, 2014	December 31, 2013
Total current assets	$78,792,392	$56,456,056
Total property and equipment	105,218,605	113,502,166
Total other assets	4,496,076	4,119,904
Total Assets	$188,507,073	$174,078,126

Total current liabilities	$40,237,858	$39,627,710
Total long-term liabilities	419,904	15,303,526
Total members' equity	147,849,311	119,146,890
Total Liabilities and Members' Equity	$188,507,073	$174,078,126

We had less cash on hand at December 31, 2014 compared to December 31, 2013 due to our increased profitability during our 2014 fiscal year offset by distributions we made to our members during our 2014 fiscal year. In addition, we had approximately $32.2 million in marketable trading securities at December 31, 2014, a portion of which we are holding to complete the Retterath unit repurchase. The value of our accounts receivable was lower at December 31, 2014 compared to December 31, 2013 due to the timing of a shipment of ethanol that occurred near the end of our 2014 fiscal year end along with lower prices for our products which impact the value of our accounts receivable. The value of our inventory was higher at December 31, 2014 compared to December 31, 2013 due primarily to an increase in the amount of corn inventory we had on hand at December 31, 2014. We also had more finished goods inventory at December 31, 2014 compared to December 31, 2013 due to an increase in the amount of ethanol we had on hand at the end of our 2014 fiscal year.

The value of our plant equipment and buildings was higher at December 31, 2014 compared to December 31, 2013 primarily due to installation of a new hammer mill during our 2014 fiscal year. Our net property and equipment was lower at December 31, 2014 compared to December 31, 2013 due to depreciation. We had approximately $441,000 in construction in progress at December 31, 2014 related to new pumps for corn oil and boiler water.

Our other assets were higher at December 31, 2014 compared to December 31, 2013 due to the investment we made in RPMG, LLC, an affiliate of our ethanol and corn oil marketer. Since we repaid all of our Home Federal loans, we no longer are amortizing our loan fees. We continue to amortize certain utility rights associated with construction of the ethanol plant.

Our accounts payable was higher at December 31, 2014 compared to December 31, 2013 primarily due to amounts we owed to RPMG, our ethanol and corn oil marketer. RPMG makes payments to us during each month based on an estimate of the selling price of our ethanol. When ethanol prices decrease significantly, like they did during December 2014, it results in an overpayment by our ethanol marketer which we are required to repay. This overpayment resulted in an increase in our accounts payable on December 31, 2014. We had a $30 million liability as of December 31, 2014 and 2013 related to the membership unit repurchase agreement. Our payroll payable was higher at the end of our 2014 fiscal year compared to the end of our 2013 fiscal year due to increased year-end bonuses during our 2014 fiscal year.

We had less long-term liabilities at December 31, 2014 compared to December 31, 2013 because we had no amounts outstanding on our long-term debt at December 31, 2014 compared to $15 million at December 31, 2013 which we borrowed to generate cash to offset the current liability related to the membership unit repurchase agreement.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2014, we had $20 million available pursuant to our revolving loans and approximately $32.5 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the fiscal years ended December 31, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$83,734,980	$34,278,994
Net cash (used in) investing activities	(34,712,881)	(3,409,186)
Net cash (used in) provided by financing activities	(54,990,211)	5,539,365
Cash at beginning of period	38,490,952	2,081,779
Cash at end of period	$32,522,840	$38,490,952

Cash Flow From Operations

Our operations generated significantly more cash during our 2014 fiscal year compared to the same period of 2013, primarily due to having significantly more net income during the 2014 fiscal year. We also experienced a significant change in our accounts receivable which provided cash for our operations during our 2014 fiscal year.

Cash Flow From Investing Activities

We used less cash for equipment and construction purchases during our 2014 fiscal year compared to our 2013 fiscal year because our only significant capital project during our 2014 fiscal year was installation of an additional hammer mill compared to our grain bin construction project which was completed during our 2013 fiscal year. We had more earnings in our investments which were not distributed in cash during our 2014 fiscal year compared to our 2013 fiscal year, primarily due to our investment in RPMG. We also used cash to purchase approximately $32.2 million in trading securities during our 2014 fiscal year.

Cash Flow From Financing Activities

Financing activities used significantly more cash during our 2014 fiscal year compared to the same period of 2013 primarily due to cash we used to pay off our long-term debts during our 2014 fiscal year. We also made significant distributions to our members during our 2014 fiscal year. During our 2013 fiscal year, we received more cash from our long-term debt than we paid and we had a much smaller distribution of cash to our members.

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

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan, on which date the unpaid principal balance of the term revolving loan becomes due. As of December 31, 2014, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of December 31, 2014 at a rate of 3.26% per year.

2014 Term Loan

On February 24, 2014, we executed amended loan agreements with Home Federal pursuant to which Home Federal loaned us $15 million. The $15 million loan was structured as a term loan with a maturity date of March 1, 2019. The purpose of this term loan was to offset our liability associated with the Retterath repurchase agreement. The proceeds of this loan were placed in a separate account to fund the amounts due to Mr. Retterath pursuant to the repurchase agreement. Interest accrued on the term loan at an annual rate of 310 basis points in excess of LIBOR, adjusted monthly. We agreed to make equal monthly payments of principal and accrued interest of approximately $271,600. As of December 31, 2014, we had $0 outstanding on the term loan.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of December 31, 2014, we were in compliance with all of our debt covenants and financial ratios. Our required financial covenants as of December 31, 2014 along with our calculated financial covenants as of December 31, 2014 are set forth below.

Covenant	Required Covenant at December 31, 2014	Actual Calculation at December 31, 2014
Working Capital	$12,000,000	$58,554,534
Tangible Net Worth	$105,000,000	$146,587,723
Tangible Owner's Equity	60%	78%

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of December 31, 2014:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$420,000	$314,000	$106,000	$—	$—
Operating Lease Obligations	4,343,000	1,663,000	2,680,000	—	—
Purchase Obligations	16,096,000	3,787,000	11,362,000	947,000	—
Total Contractual Cash Obligations	$20,859,000	$5,764,000	$14,148,000	$947,000	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we had no amounts outstanding on variable interest debt as of December 31, 2014. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of December 31, 2014, we had price protection in place for approximately 9% of our anticipated corn needs, 13% of our natural gas needs and approximately 4% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,132,000	MMBTU	10%	$(1,274,724)
Ethanol	130,560,000	Gallons	10%	(19,714,560)
Corn	42,000,000	Bushels	10%	(16,044,000)

For comparison purposes, our sensitivity analysis for our 2013 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,500,000	MMBTU	10%	$(1,893,500)
Ethanol	132,860,000	Gallons	10%	(23,914,800)
Corn	44,000,000	Bushels	10%	(18,568,000)

PART 8.        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Homeland Energy Solutions, LLC

We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC as of December 31, 2014 and 2013, and the related statements of operations, changes in members' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
February 27, 2015

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,522,840	$38,490,952
Trading securities	32,220,801	—
Accounts receivable	1,248,484	7,484,886
Derivative instruments	1,304,697	1,180,775
Inventory	9,517,127	7,397,733
Prepaid and other	1,978,443	1,901,710
Total current assets	78,792,392	56,456,056

PROPERTY AND EQUIPMENT
Land and improvements	22,539,771	22,533,935
Buildings	5,528,027	5,366,168
Equipment	140,904,830	139,453,228
Construction in progress	440,875	108,577
	169,413,503	167,461,908
Less accumulated depreciation	64,194,898	53,959,742
Total property and equipment	105,218,605	113,502,166

OTHER ASSETS
Loan fees, net of amortization of $1,249,653 and $1,145,047	—	27,925
Utility rights, net of amortization of $1,046,441 and $910,053	1,261,588	1,397,976
Other assets	3,234,488	2,694,003
Total other assets	4,496,076	4,119,904

TOTAL ASSETS	$188,507,073	$174,078,126

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2014	December 31, 2013
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,000,883	$8,654,638
Due to former member	30,000,000	30,000,000
Interest payable	—	1,361
Property tax payable	483,036	464,524
Payroll payable	753,939	507,187
Total current liabilities	40,237,858	39,627,710

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term revolving loan	—	15,000,000
Other liabilities	419,904	303,526
Total long-term liabilities	419,904	15,303,526

MEMBERS' EQUITY (64,585 and 64,585 units issued and outstanding as of December 31, 2014 and 2013, respectively)	147,849,311	119,146,890

TOTAL LIABILITIES AND MEMBERS' EQUITY	$188,507,073	$174,078,126

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2014, 2013, and 2012

	December 31, 2014	December 31, 2013	December 31, 2012

Revenue	$330,436,877	$400,211,785	$359,242,777

Costs of goods sold	257,680,689	368,758,166	356,064,736

Gross profit	72,756,188	31,453,619	3,178,041

Selling, general and administrative expenses	4,716,195	3,380,466	2,758,898

Operating income	68,039,993	28,073,153	419,143

Other income (expense)
Interest expense	(129,480)	(60,230)	(246,272)
Interest income	23,460	11,506	820
Other income	681,978	209,479	321,074
Total other income (expense)	575,958	160,755	75,622

Net Income	$68,615,951	$28,233,908	$494,765

Basic & diluted net income per capital unit	$1,062.41	$359.48	$5.47

Distribution per capital unit	$618.00	$131.00	$133.00

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	78,542	90,445

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2014, 2013, and 2012

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,615,951	$28,233,908	$494,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,476,150	10,445,877	11,817,100
Unrealized loss (gain) on risk management activities	(123,922)	160,506	259,437
Change in working capital components:
Accounts receivable	6,236,402	(5,099,248)	1,010,396
Inventory	(2,119,394)	2,257,999	845,702
Prepaid expenses and other	(76,733)	36,256	309,158
Accounts payable and other accrued expenses	726,526	(1,756,304)	1,860,217
Net cash provided by operating activities	83,734,980	34,278,994	16,596,775

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(32,220,801)	—	—
Payments for equipment and construction in progress	(1,968,649)	(2,399,329)	(1,437,370)
Proceeds from sale of equipment	17,054	—	—
Increase in other assets	(540,485)	(1,009,857)	(593,348)
Decrease in restricted cash	—	—	174,687
Net cash (used in) investing activities	(34,712,881)	(3,409,186)	(1,856,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(39,913,530)	(8,460,635)	(12,029,185)
Payments for debt issuance costs	(76,681)	—	—
Proceeds from long-term borrowings	30,000,000	130,350,000	24,750,000
Payments on long-term borrowings	(45,000,000)	(116,350,000)	(30,533,333)
Net cash provided by (used in) financing activities	(54,990,211)	5,539,365	(17,812,518)

Net increase (decrease) in cash	(5,968,112)	36,409,173	(3,071,774)

Cash and Cash Equivalents - Beginning	38,490,952	2,081,779	5,153,553
Cash and Cash Equivalents - Ending	$32,522,840	$38,490,952	$2,081,779

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of none, none, and none, respectively	$130,841	$61,381	$256,727
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equity adjustment in investee	$—	$—	$215,610
Accounts payable related to property and equipment	$—	$213,989	$—
Commitment to redeem membership units	$—	$30,000,000	$—
See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2014, 2013 and 2012

Members
Equity
Balance, December 31, 2010	$112,483,814
Redemption of 1,000 membership units	(1,000,000)
Distributions	(7,145,155)
Net Income	36,353,768
Balance, December 31, 2011	140,692,427
Equity adjustment in investee	215,610
Distributions	(12,029,185)
Net Income	494,765
Balance, December 31, 2012	129,373,617
Committed 25,860 membership units to be redeemed	(30,000,000)
Distributions	(8,460,635)
Net Income	28,233,908
Balance, December 31, 2013	119,146,890
Distributions	(39,913,530)
Net Income	68,615,951
Balance, December 31, 2014	$147,849,311

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Notes to Financial Statements

1.	Nature of Business and Significant Accounting Policies

Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution throughout the United States. The Company has capacity to produce in excess of 135 million gallons annually and sells distillers dried grains and corn oil as byproducts of ethanol production.

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

Cash and Cash Equivalents
The Company maintains its accounts primarily at one financial institution. At various times, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses in such accounts.

Trading Securities
Investments bought and held principally for the purpose of selling them in the the near term are classified as trading securities. Trading securities are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income (expense).

At December 31, 2014, trading securities consisted of short term bond mutual funds with an approximate cost of $32,201,000 and fair value of $32,221,000. For the fiscal year ended December 31, 2014, the Company recorded a net unrealized gain of approximately $20,000 from these investments as part of other income (expense). There were no trading securities held as of December 31, 2013.

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
Notes to Financial Statements

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

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

Loan Fees and Utility Rights
Utility rights consist of payments to electric and natural gas companies for construction in aid of electric and gas lines to the facility but the Company retains no ownership rights to the assets. The loan fees were amortized over the term of the loan and utility rights are amortized over 15 years or the anticipated useful life utilizing a method that materially approximates the straight-line method. The useful life was determined in part by the length of service agreements the Company has with the utility companies as well as normal usage of such infrastructure.

At December 31, 2014, the Company anticipates the following amortization of Utility Rights for the twelve month periods ended December 31:

2015	$136,000
2016	136,000
2017	136,000
2018	136,000
2019	136,000
Thereafter	580,000
Total amortization	$1,260,000

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

Income Taxes
The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their share of the Company's items of income, deductions, losses and credits. As a result of this election, no income taxes have been recognized in the accompanying financial statements.

Management has evaluated the Company's tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2011.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

Net Income per Unit
Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three and twelve months ended December 31, 2014 would be $138.51 and $758.65, respectively.

Environmental Liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2014, 2013, or 2012.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2014, ethanol sales averaged approximately 79% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains and 3% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2014, corn costs averaged approximately 78% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Raw Materials	$5,962,251	$4,617,404
Work in Process	1,402,369	1,600,041
Finished Goods	2,152,507	1,180,288
Totals	$9,517,127	$7,397,733

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

Term Revolving Loan
Under the terms of the Seventh Amendment to the Master Loan Agreement, the Company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.26% on December 31, 2014. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. The balance outstanding on the term revolving loan as of December 31, 2014 and December 31, 2013 was $0 and $15,000,000 respectively.

2014 Term Loan
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated February 28, 2014, the Company had a $15 million term loan which had a maturity date of March 1, 2019. Interest on the term loan accrued at a rate equal to the one month LIBOR plus 310 basis points, 3.26% on December 31, 2014. The Company was required to make equal monthly payments of principal and accrued interest in an amount equal to $271,614 per month, or such greater or lesser amount determined by the lender to fully amortize the principal balance of the term loan over the period of five years. The 2014 term loan was paid in full by the Company on June 18, 2014 and the outstanding principal balance on the term loan as of December 31, 2014 was $0.

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

Other Matters
The Company purchases corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2014, 2013 and 2012 from these companies and individuals totaled approximately $4,187,000, $4,347,000 and $0, respectively. Amounts due to those members was $0 as of December 31, 2014 and 2013.

Homeland Energy Solutions, LLC
Notes to Financial Statements

Previously, the Company had an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. This agreement was terminated on May 16, 2014. For the years ended December 31, 2014, 2013, and 2012 the Company incurred net costs of approximately $47,000, $139,000 and $119,000, respectively related to this agreement.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers
The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant to an entity in which the Company invests in at a mutually agreed on price, less commission and transportation charges. As of December 31, 2014, the Company had commitments to sell approximately 14,000,000 gallons at various fixed prices and 21,000,000 gallons at basis price levels indexed against exchanges for delivery through March 31, 2015.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2014, the Company had commitments to sell approximately 2,000,000 pounds at various fixed and basis price levels indexed against exchanges for delivery through January 31, 2015.

The Company also has an investment in RPMG, LLC, included in other assets, totaling approximately $2,646,000 and $2,305,000 as of December 31, 2014 and 2013.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2014. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of December 31, 2014, the Company had approximately 56,000 tons of distiller grains commitments for delivery through June 2015 at various fixed prices.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Sales ethanol - RPMG	$262,029,000	$305,444,000	$276,321,000
Sales distiller grains	59,715,000	82,552,000	71,272,000
Sales corn oil - RPMG	8,976,000	12,558,000	11,649,000

Marketing fees ethanol - RPMG	$141,000	$225,000	$392,000
Marketing fees distiller grains	722,000	744,000	723,000
Marketing fees corn oil - RPMG	46,000	67,000	67,000

	2014	2013	2012
Amount due from/(to) RPMG	$(1,495,000)	$5,245,000	$199,000
Amount due from CHS	595,000	2,147,000	2,077,000

At December 31, 2014, the Company had approximately $16,371,000 in outstanding corn purchase commitments for bushels at various prices and approximately 2,464,000 bushels of unpriced corn through March 2016 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 5 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending December 31:

Homeland Energy Solutions, LLC
Notes to Financial Statements

2015	$3,787,000
2016	3,787,000
2017	3,787,000
2018	3,787,000
2019	947,000
Total anticipated commitments	$16,095,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2014, 2013 and 2012 was approximately $1,664,000, $1,665,000 and $1,334,000.

At December 31, 2014, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended December 31:

2015	$1,663,000
2016	1,663,000
2017	861,000
2018	156,000
Total lease commitments	$4,343,000

7.    EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2014, 2013 and 2012 the Company made matching contributions of approximately $77,000, $64,000 and $69,000, respectively.

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 46 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At December 31, 2014, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 9% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings

Homeland Energy Solutions, LLC
Notes to Financial Statements

on commodity contracts for periods ended December 31, 2014, 2013, and 2012 and the fair value of derivatives as of December 31, 2014 and 2013:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2014.
	Cost of Goods Sold	$4,698,000	$(185,000)	$4,513,000
	Revenue	(283,000)	283,000	—
	Total	$4,415,000	$98,000	$4,513,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2013.
	Cost of Goods Sold	$5,915,000	$(437,000)	$5,478,000
	Revenue	(60,000)	(283,000)	(343,000)
	Total	$5,855,000	$(720,000)	$5,135,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2012.
	Cost of Goods Sold	$(5,152,000)	$999,000	$(4,153,000)

	Balance Sheet Classification	December 31, 2014	December 31, 2013
Futures and option contracts through December 2015
In gain position		$292,000	$251,000
In loss position		(224,000)	(283,000)
Cash held by broker		1,237,000	1,213,000
	Current Asset	$1,305,000	$1,181,000

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

Trading securities: Trading securities consisting of mutual funds, corporate bonds, and certificates of deposit are reported at fair value utilizing Level 1 inputs. Trading securities are measured at fair value using prices obtained from pricing services.

Derivative financial instruments: Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Trading Securities
December 31, 2014
Assets	$32,221,000	$32,221,000	$—	$—
Derivative financial instruments
December 31, 2014
Assets	$292,000	$292,000	$—	$—
Liabilities	(224,000)	(224,000)	—	—
December 31, 2013
Assets	$251,000	$251,000	$—	$—
Liabilities	(283,000)	(283,000)	—	—

10.    LITIGATION MATTERS

Retterath
In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, CFO, Plant Manager, a former director and the Company's outside legal counsel in Florida state court. Mr. Retterath's factual basis for his claims is unclear from the complaint and amended complaints Mr. Retterath has filed, however, it appears that Mr. Retterath is claiming that certain actions taken by the Company violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws and violations of Florida's deceptive and unfair trade practices statutes. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath.

GS Cleantech Corporation
On August 9, 2013, GS Cleantech Corporation (GS Cleantech), a subsidiary of Greenshift Corporation, filed a complaint against the Company alleging that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The Company filed a motion for summary judgment which was granted by the Court. The Company expects GS Cleantech will appeal this decision. The Company has filed an answer and counterclaims claiming invalidity of the patents, noninfringement, and inequitable conduct. The Company is not currently able to predict the outcome of the litigation with any degree of certainty.

Homeland Energy Solutions, LLC
Notes to Financial Statements

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2014, 2013 and 2012 are as follows:

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$81,752,306	$87,823,949	$83,212,628	$77,647,934
Gross Profit	15,439,851	23,036,031	20,393,602	13,865,303
Operating Income	14,437,092	22,044,490	19,199,400	12,359,011
Net Income	14,695,363	22,145,502	19,247,197	12,527,889
Basic & diluted earnings per unit	$227.54	$342.89	$298.01	$193.98

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$97,975,795	$112,243,015	$98,342,436	$91,650,539
Gross Profit	3,157,969	8,613,215	5,614,185	14,068,250
Operating Income	2,440,555	7,944,088	4,939,290	12,749,220
Net Income	2,478,297	8,038,058	5,062,318	12,655,235
Basic & diluted earnings per unit	$27.40	$88.87	$73.28	$195.95

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$92,011,614	$93,780,274	$84,499,206	$88,951,683
Gross Profit (Loss)	2,367,009	1,896,219	(1,769,920)	684,733
Operating Income (Loss)	1,594,601	1,240,174	(2,416,309)	677
Net Income (Loss)	1,645,659	1,221,495	(2,467,293)	94,904
Basic & diluted earnings (loss) per unit	$18.20	$13.51	$(27.28)	$1.05

12.    SUBSEQUENT EVENTS

On February 17, 2015, the Company's board of directors declared a cash distribution of $9,816,920 to be paid to 64,585 membership units which equals $152 per membership unit. The record date for the distribution was February 17, 2015. The Company anticipates paying this distribution in March 2015. No distribution will be paid by the Company to Steve Retterath.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (the principal executive officer), Patrick Boyle, and our Chief Financial Officer (the principal financial and accounting officer), David A. Finke. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of our 2014 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2015 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2014 fiscal year end on December 31, 2014. This proxy statement is referred to in this report as the 2015 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 33 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.5	Amended and Restated Operating Agreement dated April 4, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
3.6	First Amendment to Amended and Restated Operating Agreement dated December 19, 2013.		Exhibit 3.6 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 14, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.

10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.
10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.		Exhibit 10.26 to the registrant's Form 10-K filed with the Commission on February 21, 2012.
10.27	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 9, 2012.
10.28	Change in Control Agreement between David Finke and Homeland Energy Solutions, LLC dated January 1, 2013.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.29	Change in Control Agreement between Stan Wubbena and Homeland Energy Solutions, LLC dated January 1, 2013.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.30	Change in Control Agreement between Kevin Howes and Homeland Energy Solutions, LLC dated January 1, 2013.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.31	Membership Unit Repurchase Agreement between Homeland Energy Solutions, LLC and Steven Retterath dated June 13, 2013.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2013.
10.32	Seventh Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.		Exhibit 10.32 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.33	First Amendment to Second Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.		Exhibit 10.33 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.34	Eighth Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.		Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.35	Fourth Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.		Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.36	$15 Million Term Note between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.		Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.37	Termination Agreement between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC dat4ed May 16, 2014		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014
10.38	Independent Contractor Agreement between Walter Wendland and Homeland Energy Solutions, LLC dated May 12, 2014		Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on August 12, 2014
14.1	Code of Ethics.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Homeland Energy Solutions, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2014 and 2013, (ii) Statements of Operations for the fiscal years ended December 31, 2014, 2013 and 2012, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2014, 2013 and 2012, (iv) Statement of Changes in Members' Equity, and (v) the Notes to Financial Statements.**

________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	February 27, 2015	/s/ Patrick Boyle
Patrick Boyle
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 27, 2015	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2015	/s/ Patrick Boyle
Patrick Boyle, Chairman and Director

Date:	February 27, 2015	/s/ Mathew Driscoll
Mathew Driscoll, Director

Date:	February 27, 2015	/s/ Keith Eastman
Keith Eastman, Director

Date:	February 27, 2015	/s/ Stephen Eastman
Stephen Eastman, Director

Date:	February 27, 2015	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	February 27, 2015	/s/ Edward Hatten
Edward Hatten, Director

Date:	February 27, 2015	/s/ Maurice Hyde
Maurice Hyde, Vice Chairman and Director

Date:	February 27, 2015	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	February 27, 2015	/s/ Christine Marchand
Christine Marchand, Secretary and Director

Date:	February 27, 2015	/s/ Barney Retterath
Barney Retterath, Director

Date:	February 27, 2015	/s/ Randy Bruess
Randy Bruess, Director