Form 10-Q
period 2015-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2015-05-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2015

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

As of May 15, 2015, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$5,406,479	$32,522,840
Trading securities	40,699,164	32,220,801
Accounts receivable	4,584,897	1,248,484
Inventory	12,861,189	9,517,127
Prepaid and other	2,041,684	1,978,443
Derivative instruments	1,049,643	1,304,697
Total current assets	66,643,056	78,792,392

PROPERTY AND EQUIPMENT
Land and improvements	22,539,771	22,539,771
Buildings	5,607,635	5,528,027
Equipment	140,976,670	140,904,830
Construction in progress	2,816,019	440,875
	171,940,095	169,413,503
Less accumulated depreciation	66,781,687	64,194,898
Total property and equipment	105,158,408	105,218,605

OTHER ASSETS
Utility rights, net of amortization of $1,080,538 and $1,046,441	1,227,491	1,261,588
Other assets	3,355,096	3,234,488
Total other assets	4,582,587	4,496,076

TOTAL ASSETS	$176,384,051	$188,507,073

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2015	December 31, 2014
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$4,955,883	$9,000,883
Due to former member	30,000,000	30,000,000
Property tax payable	395,020	483,036
Payroll payable	167,731	753,939
Total current liabilities	35,518,634	40,237,858

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Other liabilities	240,869	419,904
Total long-term liabilities	240,869	419,904

MEMBERS' EQUITY (64,585 units issued and outstanding as of March 31, 2015 and December 31, 2014)	140,624,548	147,849,311

TOTAL LIABILITIES AND MEMBERS' EQUITY	$176,384,051	$188,507,073

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Revenue	$61,670,033	$81,752,306

Costs of goods sold	58,763,786	66,312,455

Gross profit	2,906,247	15,439,851

Selling, general and administrative expenses	944,273	1,002,759

Operating income	1,961,974	14,437,092

Other income (expense)
Interest (expense)	—	(47,494)
Interest income	5,729	8,825
Other income	624,454	296,940
Total other income	630,183	258,271

Net income	$2,592,157	$14,695,363

Basic & diluted net income per capital unit	$40.14	$227.54

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,592,157	$14,695,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,620,886	2,605,006
Unrealized loss on risk management activities	255,054	1,205
Unrealized (gain) on trading securities activities	(271,517)	—
Change in working capital components:
Accounts receivable	(3,336,413)	(2,975,803)
Inventory	(3,344,062)	(4,676,744)
Prepaid and other	(63,241)	(345,725)
Accounts payable and other accrued expenses	(4,898,259)	(2,127,589)
Net cash (used in) provided by operating activities	(6,445,395)	7,175,713

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(8,206,846)	—
Payments for equipment and construction in progress	(2,526,592)	(317,989)
Increase in other assets	(120,608)	(161,777)
Net cash (used in) investing activities	(10,854,046)	(479,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(9,816,920)	—
Increase in cash restricted for redemption of units	—	(15,000,000)
Payments for debt issuance costs	—	(76,681)
Proceeds from long-term borrowings	—	30,000,000
Payments on long-term borrowings	—	(30,250,000)
Net cash (used in) financing activities	(9,816,920)	(15,326,681)

Net (decrease) in cash and cash equivalents	(27,116,361)	(8,630,734)

Cash and Cash Equivalents - Beginning	32,522,840	38,490,952
Cash and Cash Equivalents - Ending	$5,406,479	$29,860,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$48,855
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Commitment to redeem membership units	$—	$30,000,000
Distribution declared but unpaid	—	9,687,750

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	Nature of Business and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2014, contained in the Company's annual report on Form 10-K for 2014.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution primarily throughout the United States. The Company has capacity to produce in excess of 135 million gallons annually and sells distillers dried grains and corn oil as byproducts of ethanol production.

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

At December 31, 2014, trading securities consisted of short term bond mutual funds with an approximate cost of $32,201,000 and fair value of $32,221,000, respectively. At March 31, 2015, trading securities consisted of short term bond mutual funds with an approximate cost of $40,408,000 and fair value of $40,699,000, respectively. For the three months ended March 31, 2015 the Company recorded a net unrealized gain of approximately $272,000 from these investments as part of other income. There were no trading securities held as of March 31, 2014.

The Board of Directors voted to set aside up to $30 million in trading securities that will be used by the Company for the repurchase of 25,860 membership units held by Steve Retterath per the terms of an agreement with Mr. Retterath entered into on June 13, 2013 by the Company.

Receivables
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at original invoice amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

Investments
The Company has a less than 20% investment interest in Renewable Products Marketing Group, LLC (RPMG). This investment is being accounted for under the equity method of accounting under which the Company's share of net income is recognized as

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

income in the Company's statement of operations and added to the investment account. The investment balance is included in other assets and the income recognized as other income. The investment is evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

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

Property & Equipment
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset group to the carrying value of the asset group. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas are included as a component of cost of goods sold and derivative contracts related to ethanol are included as a component of revenue in the accompanying financial statements. All contracts with the same counter party are reported on a net basis. The fair values of contracts entered through commodity exchanges are presented on the accompanying balance sheet as derivative instruments.

Committed Shares to be Redeemed
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the membership units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. Due to all conditions of the agreement being met prior to, or on, August 1, 2013, the Company believes that it has a binding agreement with Mr. Retterath; as such the commitment to repurchase and retire

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

the membership units is reflected in the financial statements as a current liability, due to former member, as if the transaction had closed on August 1, 2013. See Note 9 for additional information.

Net Income per Unit
Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three months ended March 31, 2015 and 2014 would be $28.66 and $162.48.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2015, ethanol sales averaged approximately 72% of total revenues, while approximately 25% of revenues were generated from the sale of distiller grains and 3% of revenues were generated from the sale of corn oil. For the three months ended March 31, 2015, corn costs averaged approximately 81% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Raw Materials	$7,263,644	$5,962,251
Work in Process	1,408,201	1,402,369
Finished Goods	4,189,344	2,152,507
Totals	$12,861,189	$9,517,127

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

Term Revolving Loan
Under the terms of the Master Loan Agreement, the Company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.271% on March 31, 2015. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. There was no balance outstanding on the term revolving loan as of March 31, 2015 and December 31, 2014.

2014 Term Loan
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated February 28, 2014, the Company had a $15 million term loan which had a maturity date of March 1, 2019. Interest on the term loan accrued at a rate equal to the one month LIBOR plus 310 basis points, 3.271% on March 31, 2015. The Company was required to make equal monthly payments of principal and accrued interest in an amount equal to $271,614 per month, or such greater or lesser amount determined by the lender to fully amortize the principal balance of the term loan over the period of five years. The 2014 term loan was paid in full by the Company on June 18, 2014 and the outstanding principal balance on the term loan as of March 31, 2015 was $0.

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

Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, in 2013 the Company recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and correspondingly reduced members' equity on the balance sheet. If the Company is ultimately unsuccessful in its lawsuit against Mr. Retterath, the Company will reevaluate the accounting considerations made during the period of time that the lawsuit is pending.

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three months ended March 31, 2015 totaled approximately $2,203,000, and during the three months ended March 31, 2014 totaled $0. Amounts due to these members was $0 at March 31, 2015 and December 31, 2014.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Previously, the Company had an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain agreed to split the compensation costs associated with each of the employees covered by the agreement. This agreement was terminated on May 16, 2014, thus the Company incurred no costs under the agreement for the three months ending March 31, 2015. The cost for the same periods of 2014 related to this agreement were approximately $35,000.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of March 31, 2015, the Company had commitments to sell approximately 20% of its produced gallons of ethanol at various fixed prices and 80% of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through June 30, 2015.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2015, the Company had commitments to sell approximately 2,000,000 pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through June 30, 2015.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,653,000 as of March 31, 2015.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2015. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of March 31, 2015, the Company had approximately 91,000 tons of distiller grains commitments for delivery through September 2015 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three months ended March 31, 2015 and 2014 were approximately as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Sales ethanol	$44,296,000	$63,196,000
Sales distiller grains	15,339,000	17,147,000
Sales corn oil	2,035,000	1,886,000

Marketing fees ethanol	$42,000	$33,000
Marketing fees distiller grains	161,000	167,000
Marketing fees corn oil	21,000	16,000

	As of March 31, 2015	As of December 31, 2014
Amount due from/(to) RPMG	$1,634,000	$(1,495,000)
Amount due from CHS	2,749,000	595,000

At March 31, 2015, the Company had approximately $12,693,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 3,073,000 bushels of unpriced corn through March 2016 accounted for under the normal purchase exclusion.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company has commitments for minimum purchases of various utilities such as electricity over the next 4 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending March 31:

2016	$3,787,000
2017	3,787,000
2018	3,787,000
2019	3,787,000
Total anticipated commitments	$15,148,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases was approximately $416,000 for each of the three month periods ended March 31, 2015 and 2014.

At March 31, 2015, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended March 31:

2016	$1,663,000
2017	1,663,000
2018	861,000
2019	35,000
Total lease commitments	$4,222,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 45 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At March 31, 2015, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 5% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

commodity contracts for the three months ending March 31, 2015 and 2014 and the fair value of derivatives as of March 31, 2015 and December 31, 2014:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments: Commodity contracts for the quarter ended March 31, 2015.
	Cost of Goods Sold	$488,000	$466,000	$954,000

Derivatives not designated as hedging instruments: Commodity contracts for the quarter ended March 2014.
	Cost of Goods Sold	$(579,000)	$(1,863,000)	$(2,442,000)
	Revenue	(283,000)	283,000	—
	Total	$(862,000)	$(1,580,000)	$(2,442,000)

	Balance Sheet Classification	March 31, 2015	December 31, 2014
Futures and option contracts through March 2016
In gain position		$534,000	$292,000
In loss position		—	(224,000)
Cash held by (owed to) broker		516,000	1,237,000
	Current Asset	$1,050,000	$1,305,000

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Derivative financial instruments: Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Trading securities
March 31, 2015
Assets	$40,699,000	$40,699,000	$—	$—
Derivative financial instruments
March 31, 2015
Assets	$534,000	$534,000	$—	$—

Trading securities
December 31, 2014
Assets	$32,221,000	$32,221,000	$—	$—
Derivative financial instruments
December 31, 2014
Assets	$292,000	$292,000	$—	$—
Liabilities	$(224,000)	$(224,000)	—	—

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. We completed installation of corn oil extraction equipment and commenced selling corn oil during our fourth quarter of 2011. The ethanol plant is capable of operating at a rate in excess of 135 million gallons of ethanol per year.

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

On the scheduled closing date for the repurchase agreement, Mr. Retterath sued the Company along with several directors, our CEO, CFO, Plant Manager, a former director and our outside legal counsel in Florida state court. This lawsuit was subsequently removed to federal court in the State of Florida and ultimately to federal court in the State of Iowa. The federal court in the State of Iowa recently dismissed the only federal claim in Mr. Retterath's lawsuit against the Company and remanded the case to Florida state court. Details of both the Company's lawsuit against Mr. Retterath and Mr. Retterath's lawsuit are provided below in the section entitled "PART II - Item 1. Legal Proceedings."

The ethanol industry continues to be impacted by uncertainty which is created by the fact that the United States Environmental Protection Agency (EPA) has not released the amount of renewable fuels that must be used for 2014 pursuant to the Federal Renewable Fuels Standard (RFS). These renewable fuels use requirements are referred to as the "renewable volume obligation" or RVO. The EPA has indicated that in 2015 it will release the RVOs for 2014, 2015 and potentially 2016. However, due to the uncertainty regarding how the EPA will set the RVOs, ethanol demand has been impacted. This uncertainty is made worse by the fact that in November 2013, the EPA released a proposed RVO for 2014 which reduced the ethanol use requirements for 2014. If the RVO for corn-based ethanol for 2014 or 2015 is significantly reduced, it could have a significant negative impact on ethanol demand.

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2015 and 2014

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$61,670,033	100.0	$81,752,306	100.0

Costs of goods sold	58,763,786	95.3	66,312,455	81.1

Gross profit	2,906,247	4.7	15,439,851	18.9

Selling, general and administrative expenses	944,273	1.5	1,002,759	1.2

Operating income	1,961,974	3.2	14,437,092	17.7

Other income (expense)	630,183	1.0	258,271	0.3

Net income	$2,592,157	4.2	$14,695,363	18.0

Revenue

Our total revenue for our first quarter of 2015 was approximately 25% less than our total revenue for our first quarter of 2014. Management attributes this decrease in revenue with a decrease in the average price we received for our products during the 2015 period, partially offset by increased sales of our products during the 2015 period.

For our first quarter of 2015, our total ethanol revenue decreased by approximately 30% compared to our first quarter of 2014 due to decreased average ethanol prices during the 2015 period partially offset by increased ethanol sales. The average price we received for our ethanol during our first quarter of 2015 was approximately 38% lower than during our first quarter of 2014. We experienced unusually high ethanol prices during our first quarter of 2014 due to rail logistics issues which restricted the supply of ethanol in the market and resulted in ethanol price increases. These higher ethanol prices led to very favorable operating margins during our first quarter of 2014, despite the fact that we had to reduce production during our first quarter of 2014 due to our inability to efficiently transport our ethanol to the market. Rail shipping times started to normalize during our second quarter of 2014. The ethanol industry did not experience the same level of rail shipping delays during our first quarter of 2015 which contributed to lower market ethanol prices. In addition, lower corn and gasoline prices during our first quarter of 2015 resulted in lower ethanol prices. Ethanol prices rebounded following the end of our first quarter of 2015 and operating margins improved. Management believes that ethanol prices will remain at their current levels unless gasoline prices increase or we experience an increase in ethanol demand. If the EPA releases its RVOs for 2014 and 2015 and the requirements are less than anticipated, it could negatively impact ethanol demand and consequently prices. Due to the lower market ethanol prices, the United States has experienced strong ethanol export demand which has supported domestic ethanol prices. However, these ethanol exports may not continue which could have a negative impact on ethanol prices.

We sold approximately 15% more gallons of ethanol during our first quarter of 2015 compared to the same period of 2014. Ethanol production during our first quarter of 2014 was lower due to the rail shipping delays we experienced during that time which required us to reduce production of ethanol. This reduction in ethanol production had a corresponding impact on ethanol sales. Our ethanol production returned to more normal levels during our first quarter of 2015 which resulted in increased ethanol sales during that time.

Our total distiller grains revenue was approximately 10% lower during our first quarter of 2015 compared to the same period of 2014, due primarily to decreased distiller grains prices partially offset by increased distiller grains sales. The average price we received for our dried distiller grains was approximately 18% less during our first quarter of 2015 compared to the same period of 2014. Further, the average price we received for our modified/wet distiller grains was approximately 6% less during our first quarter of 2015 compared to the same period of 2014. Management attributes these lower distiller grains prices to decreasing corn prices and increasing corn availability. Management anticipates that going forward, distiller grains prices will remain lower and will continue to track corn prices. Further, if we experience any distiller grains demand decreases, such as we experienced when China ceased importing distiller grains from the United States in 2014, we could experience even lower market distiller grains prices. We sold approximately 10% more total tons of distiller grains during our first quarter of 2015 compared to the same period of 2014. This increase in our distiller grains production is related to our increased ethanol production.

Our total corn oil revenue was approximately 8% greater for our first quarter of 2015 compared to the same period of 2014 due to the net effect of increased corn oil production at the ethanol plant and lower corn oil prices during the 2015 period. We sold approximately 21% more pounds of corn oil during our first quarter of 2015 compared to the same period of 2014 because of an increase in the amount of corn oil we produced per bushel of corn used along with increased ethanol production which increases our corn oil production. The corn that we are using during our 2015 fiscal year contains more corn oil compared to the corn we were using during our 2014 fiscal year which has increased our corn oil yield. The average price we received for our corn oil was approximately 10% less during our first quarter of 2015 compared to the same period of 2014. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel use requirements for 2015 under the RFS. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. In addition, corn oil prices have been impacted by lower soybean oil prices as soybean oil is a product that typically competes with corn oil, particularly for biodiesel production. Management anticipates continued lower corn oil prices as additional corn oil supply enters the market with relatively stagnant corn oil demand.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 11% less during our first quarter of 2015 compared to the same period of 2014. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 1% lower during our first quarter of 2015 compared to our first quarter of 2014 due to decreased market prices for corn. The average price we paid per bushel of corn was approximately 12% less during our first quarter of 2015 compared to our first quarter of 2014. We processed approximately 12% more bushels of corn during our first quarter of 2015 compared to our first quarter of 2014 due to increased production at the ethanol plant. Management anticipates these lower corn prices will continue due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in 2013 and 2014 and relatively stable corn demand.

We experienced significantly lower natural gas prices during our first quarter of 2015 compared to the same period of 2014 due to a milder winter and more stable market natural gas prices during the 2015 period. During our first quarter of 2014, there were several spikes in the price we paid for natural gas which management attributes to the longer and colder winter during 2014 which depleted natural gas supplies. In addition, due to increased natural gas demand, natural gas delivery costs increased. During our first quarter of 2015, the average delivered price we paid per MMBtu of natural gas was approximately 55% less compared to the same period of 2014. Due to our increased production, our natural gas consumption during our first quarter of 2015 was approximately 9% greater compared to the same period of 2014. Management anticipates relatively stable natural gas prices during our 2015 fiscal year unless there are disruptions in natural gas production which impact natural gas supplies. If a shortage of natural gas were to occur in the future, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. We also periodically engage in risk management activities that are intended to mitigate risk related to sales of ethanol. During our first quarter of 2015, we had a realized gain of approximately $488,000 and an unrealized gain of approximately $466,000 related to our corn derivative instruments. We had no gain or loss on ethanol or natural gas related derivative instruments. During our first quarter of 2014, we had a realized loss of approximately $862,000 and an unrealized loss of approximately $1,580,000 related to our corn and ethanol derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur and we recognize the gains or losses that result from changes in the value of our ethanol derivative instruments in revenue as the changes occur. Our plant is expected to use approximately 47 million bushels of corn per year. As of March 31, 2015, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 5% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our first quarter of 2015 compared to our first quarter of 2014 primarily due to decreased legal fees related to our pending lawsuits.

Other Income (Expense)

Our interest expense was lower during our first quarter of 2015 compared to the same period of 2014 because we had no amounts outstanding on our loans during the 2015 period. We also had less interest income during our first quarter of 2015 compared to the same period of 2014, primarily due to having less cash on hand during the 2015 period. Our other income was greater during our first quarter of 2015 compared to the same period of 2014 due to increased investment income from our marketer, RPMG, and patronage dividends we received from CHS, our distiller grains marketer.

Changes in Financial Condition for the Three Months Ended March 31, 2015.

Balance Sheet Data	March 31, 2015	December 31, 2014
Total current assets	$66,643,056	$78,792,392
Total property and equipment	105,158,408	105,218,605
Total other assets	4,582,587	4,496,076
Total Assets	$176,384,051	$188,507,073

Total current liabilities	$35,518,634	$40,237,858
Total long-term liabilities	240,869	419,904
Total members' equity	140,624,548	147,849,311
Total Liabilities and Members' Equity	$176,384,051	$188,507,073

We had less cash and cash equivalents as of March 31, 2015 compared to December 31, 2014 due to deferred corn payments we made in January 2015 along with a distribution we paid during our first quarter of 2015. As of March 31, 2015 we purchased an additional approximately $8.5 million in trading securities compared to the trading securities we had at December 31, 2014. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of these trading securities to the Retterath repurchase. Our accounts receivable was higher at March 31, 2015 compared to December 31, 2014 due to the timing of our quarter end with respect to shipments of our ethanol. We had significantly more inventory on hand at March 31, 2015 compared to December 31, 2014 due to having additional finished goods and corn inventory at March 31, 2015. Our derivative instruments represented a smaller asset on our balance sheet at March 31, 2015 compared to December 31, 2014 due primarily to having less cash being held by our commodities broker at March 31, 2015.

Our net property and equipment was lower at March 31, 2015 compared to December 31, 2014 due to depreciation, partially offset by capital expenses related to our plant storage capacity and process improvement projects which were in process as of March 31, 2015.

Our other assets were comparable at March 31, 2015 and December 31, 2014.

Our current liabilities were lower at March 31, 2015 compared to December 31, 2014, primarily due to a reduction in our accounts payable. We typically experience an increase in our accounts payable at the end of our fiscal year as our corn suppliers seek to defer income into a later tax year by deferring corn payments. We typically make these deferred corn payments early in January of each year. Our payroll payable was lower at March 31, 2015 compared to December 31, 2014 because we paid our employee bonuses during our first quarter of 2015.

Our long-term liabilities were lower at March 31, 2015 compared to December 31, 2014 primarily due to payments of vested bonus dollars to employees.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended March 31, 2015 were cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2015, we had $20.0 million available pursuant to our revolving loan and approximately $5.4 million in cash. We also had approximately $30 million at March 31, 2015 of trading securities for the Retterath repurchase agreement along with an additional approximately $11 million in trading securities which are not set aside for the Retterath repurchase. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months ended March 31, 2015 and 2014:

	2015	2014
Net cash (used in) provided by operating activities	$(6,445,395)	$7,175,713
Net cash (used in) investing activities	(10,854,046)	(479,766)
Net cash (used in) financing activities	(9,816,920)	(15,326,681)
Cash at beginning of period	32,522,840	38,490,952
Cash at end of period	$5,406,479	$29,860,218

Cash Flow From Operations

Our operations generated less cash during our first three months of 2015 compared to the same period of 2014 primarily due to having significantly less net income during the 2015 period.

Cash Flow From Investing Activities

We used more cash for investing activities during our first three months of 2015 compared to the first three months of 2014. The major contributing factor causing this increase was the purchase of approximately $8.5 million of trading securities and having significantly more payments for equipment and construction in progress during the 2015 period.

Cash Flow From Financing Activities

We used less cash for financing activities during our first three months of 2015 compared to the same period of 2014 due to the net effect of paying nearly $10 million in distributions during the 2015 period compared to the 2014 period when we primarily used cash to fund the second $15 million deposit for the Retterath repurchase agreement.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (Home Federal) establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. We currently have a $20 million term revolving loan with Home Federal.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month London Interbank Offered Rate (LIBOR) plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. As of March 31, 2015, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of March 31, 2015 at a rate of 3.271% per year.

If we fail to make a payment of principal or interest on our loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of March 31, 2015, we were in compliance with all of our debt covenants and financial ratios. During the term of this Agreement, we are required to achieve and maintain a tangible net worth of not less than 60% as measured at the end of each fiscal year. Tangible net worth is calculated as the excess of our total assets (with certain exclusions, such as intangible assets) over total liabilities (except subordinated debt if applicable). As of March 31, 2015, we had tangible net worth of approximately 80%.

In addition to the tangible net worth covenant discussed above, we are subject to certain financial covenants at various times calculated monthly, quarterly or annually. We were required to have working capital of at least $12 million by May 1, 2010 and annually thereafter. As of March 31, 2015, we had working capital of approximately $54 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Derivative Instruments

The Company enters into derivative instruments to hedge our exposure to price risk related to forecasted corn and forward corn purchase contracts through our commodities accounts with ADM Investor Services, Inc. (ADMIS). We may also occasionally enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not plan to enter into derivative instruments other than for hedging purposes.  Changes in the fair value of our derivatives are recorded in current period earnings.  Although certain derivative instruments are not designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments will be effective economic hedges of specified risks.

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

Long-Lived Assets

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset group to the carrying value of the asset group. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

As of March 31, 2015, we had price protection in place for approximately 5% of our anticipated corn needs, 4% of our natural gas needs and approximately 2% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,700,000	MMBTU	10%	$(928,848)
Ethanol	135,000,000	Gallons	10%	(18,257,400)
Corn	47,000,000	Bushels	10%	(16,297,250)

For comparison purposes, our sensitivity analysis for our first quarter of 2014 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,200,000	MMBTU	10%	$(1,632,000)
Ethanol	128,500,000	Gallons	10%	(34,052,500)
Corn	45,000,000	Bushels	10%	(21,870,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Patrick Boyle, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Retterath Florida Lawsuit

On August 1, 2013, Steve Retterath, the Company's largest investor and a former member of the Company's board of directors filed a lawsuit in the Florida Circuit Court located in Palm Beach County, Florida. The lawsuit was subsequently removed to federal court in Florida. In the lawsuit, Mr. Retterath sued the Company, Pat Boyle, Maurice Hyde, Christine Marchand, Mathew Driscoll, Leslie Hansen, and Chad Kuhlers, each members of the Company's board of directors, Walter Wendland, the Company's former Chief Executive Officer, David Finke, the Company's Chief Financial Officer and Kevin Howes, the Company's Plant Manager. Mr. Retterath also sued James Boeding, a former director and the Company's outside legal counsel, Joseph Leo and the BrownWinick Law Firm. Mr. Retterath is claiming that certain actions taken by the Company violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws and violations of Florida's deceptive and unfair trade practices statutes. Mr. Retterath claims an unspecified damage in excess of $30 million in monetary damages. The Florida court ruled in favor of the Company's motion to transfer the case to Iowa. Each of the defendants filed motions to dismiss the lawsuit and Mr. Retterath filed a motion for partial summary judgment in the case. The Federal Court in Iowa ruled in favor of the defendants and dismissed the federal claims in this lawsuit. Further, the Federal Court declined jurisdiction to hear the other state law matters in the case and remanded those claims back to Florida state court.

                On August 21, 2014, Jason Retterath and Annie Retterath, the son and daughter-in-law of Steve Retterath, filed a motion to intervene in the lawsuit to protect their interests as members of the Company. The Company filed a motion to dismiss the intervenor petition. The Federal Court in Iowa declined to consider the Company's motion to dismiss the intervention and instead remanded the intervenors’ case back to Florida state court.

Retterath Iowa Lawsuit

On August 14, 2013, the Company filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit is to enforce the terms of the repurchase agreement the Company executed with Mr. Retterath on June 13, 2013. The Company is asking the Iowa state court to require Mr. Retterath to perform his obligations under the repurchase agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. The Company believed that this removal was improper and as a result the Company moved to remand the case back to the Iowa state court in Polk County which was granted. Mr. Retterath answered the lawsuit in August 2014, denying the validity of the repurchase agreement. The Company has filed a motion for summary judgment asking the Iowa state court to enforce the repurchase agreement. The Iowa state court has ruled in favor of Jason Retterath and Annie Retterath who sought to be added as parties to the Iowa state lawsuit. Trial has been scheduled for March 2016.

GS Cleantech Patent Litigation

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The Company is one of more than twenty ethanol manufacturers that were sued by GS Cleantech. The complaint alleges that the Company's operation of a corn oil extraction process infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees. The complaint was transferred to the United States District Court for the Southern District of Indiana due to a finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL"). The MDL Court developed two tracks of defendants in this litigation. The first track includes defendants which were originally sued by GS Cleantech in 2010 and a second track of defendants sued in 2013 which includes the Company. On October 23, 2014, the MDL Court granted summary judgment in favor of the first track defendants and found that the GS Cleantech patents which the Company is alleged to have infringed are invalid. Further, in a January 16, 2015 decision, the MDL ruled in favor of a stipulated motion for partial summary judgment finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided.  The Company believes that regardless of when it may be appealed, the likelihood of GS Cleantech succeeding on appeal of the January 16, 2015 ruling is remote since it was based on several grounds for each allegedly infringed patent. If GS Cleantech successfully appeals the District Court’s findings of invalidity, damages awarded GS Cleantech may be $1 million or more.

The only remaining claim in the lawsuit alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on the single issue of inequitable conduct has been scheduled for the week of August 3, 2015. If the defendants, including the Company, succeed in proving inequitable conduct, the patents at issue will be rendered unenforceable as will certain additional patents. No damages for infringement of an unenforceable patent can be awarded. Further, if the defendants successfully prove inequitable conduct, they will ask the Court to find the case exceptional and award the defendants their attorneys' fees. It is unknown whether GS Cleantech would appeal such a ruling.

On April 14, 2015, the Southern District of Indiana ordered all Defendants to participate in a settlement conference. It is unknown whether settlement might be reached prior to the trial on inequitable conduct.

ITEM 1A. RISK FACTORS.

There have not been any material changes to the risk factors that were previously disclosed on our annual report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	2015 Annual Cash Bonus Plan.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 15, 2015	/s/ Patrick Boyle
Patrick Boyle
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2015	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)