Form 10-Q
period 2015-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2015-08-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2015

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

As of August 14, 2015, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$18,438,379	$32,522,840
Trading securities	40,734,401	32,220,801
Accounts receivable	4,445,185	1,248,484
Inventory	10,560,977	9,517,127
Prepaid and other	1,777,280	1,978,443
Derivative instruments	—	1,304,697
Total current assets	75,956,222	78,792,392

PROPERTY AND EQUIPMENT
Land and improvements	22,539,771	22,539,771
Buildings	5,659,487	5,528,027
Equipment	141,853,408	140,904,830
Construction in progress	4,031,585	440,875
	174,084,251	169,413,503
Less accumulated depreciation	69,389,788	64,194,898
Total property and equipment	104,694,463	105,218,605

OTHER ASSETS
Utility rights, net of amortization of $1,114,635 and $1,046,441	1,193,394	1,261,588
Other assets	3,410,536	3,234,488
Total other assets	4,603,930	4,496,076

TOTAL ASSETS	$185,254,615	$188,507,073

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	June 30, 2015	December 31, 2014
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$4,696,177	$9,000,883
Due to former member	30,000,000	30,000,000
Property tax payable	472,575	483,036
Payroll payable	240,089	753,939
Derivative instruments	635,056	—
Total current liabilities	36,043,897	40,237,858

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Other liabilities	240,869	419,904
Total long-term liabilities	240,869	419,904

MEMBERS' EQUITY (64,585 units issued and outstanding as of June 30, 2015 and December 31, 2014)	148,969,849	147,849,311

TOTAL LIABILITIES AND MEMBERS' EQUITY	$185,254,615	$188,507,073

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$72,749,789	$87,823,949	$134,419,822	$169,576,255

Costs of goods sold	63,524,613	64,787,918	122,288,399	131,100,373

Gross profit	9,225,176	23,036,031	12,131,423	38,475,882

Selling, general and administrative expenses	925,185	991,541	1,869,458	1,994,300

Operating income	8,299,991	22,044,490	10,261,965	36,481,582

Other income (expense)
Interest (expense)	—	(81,986)	—	(129,480)
Interest income	12,319	5,362	18,048	14,187
Other income	32,991	177,636	657,445	474,576
Total other income	45,310	101,012	675,493	359,283

Net income	$8,345,301	$22,145,502	$10,937,458	$36,840,865

Basic & diluted net income per capital unit	$129.21	$342.89	$169.35	$570.42

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585	64,585	64,585

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,937,458	$36,840,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,263,084	5,281,234
Unrealized loss (gain) on risk management activities	1,939,753	(2,244,209)
Unrealized (gain) on trading securities activities	(259,569)	—
Change in working capital components:
Accounts receivable	(3,196,701)	3,558,042
Inventory	(1,043,850)	(5,658,017)
Prepaid and other	201,163	132,679
Accounts payable and other accrued expenses	(5,008,052)	(4,282,366)
Net cash provided by operating activities	8,833,286	33,628,228

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(8,254,031)	—
Payments for equipment and construction in progress	(4,670,748)	(612,449)
Increase in other assets	(176,048)	(339,413)
Net cash (used in) investing activities	(13,100,827)	(951,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(9,816,920)	(13,046,170)
Increase in cash restricted for redemption of units	—	(30,000,000)
Payments for debt issuance costs	—	(76,681)
Proceeds from long-term borrowings	—	30,000,000
Payments on long-term borrowings	—	(45,000,000)
Net cash (used in) financing activities	(9,816,920)	(58,122,851)

Net (decrease) in cash and cash equivalents	(14,084,461)	(25,446,485)

Cash and Cash Equivalents - Beginning	32,522,840	38,490,952
Cash and Cash Equivalents - Ending	$18,438,379	$13,044,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$130,841
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Commitment to redeem membership units	$—	$30,000,000

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

At December 31, 2014, trading securities consisted of short term bond mutual funds with an approximate cost of $32,201,000 and fair value of $32,221,000, respectively. At June 30, 2015, trading securities consisted of short term bond mutual funds with an approximate cost of $40,455,000 and fair value of $40,734,000, respectively. For the three months ended June 30, 2015 the Company recorded a net unrealized loss of $7,000 from these investments. For the six months ended June 30, 2015 the Company recorded a net unrealized gain of $260,000. There were no trading securities held as of June 30, 2014.

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three and six months ended June 30, 2015 would be $92.27 and $120.93. Net income per unit for the three and six months ended June 30, 2014 would have been $244.85 and $407.33, respectively.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the six months ended June 30, 2015, ethanol sales averaged approximately 73% of total revenues, while approximately 24% of revenues were generated from the sale of distiller grains and 3% of revenues were generated from the sale of corn oil. For the six months ended June 30, 2015, corn costs averaged approximately 78% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which ethanol is sold and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

2.    INVENTORY

Inventory consisted of the following as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Raw Materials	$5,434,589	$5,962,251
Work in Process	1,315,803	1,402,369
Finished Goods	3,810,585	2,152,507
Totals	$10,560,977	$9,517,127

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Term Revolving Loan
Under the terms of the Master Loan Agreement, the Company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.292% on June 30, 2015. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. There was no balance outstanding on the term revolving loan as of June 30, 2015 and December 31, 2014.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and six months ended June 30, 2015 totaled approximately $991,000 and $3,194,000 respectively and during the three and six months ended June 30, 2014 totaled $65,000 and $65,000 respectively. Amounts due to these members was $0 at June 30, 2015 and December 31, 2014.

Previously, the Company had an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain agreed to split the compensation costs associated with each of the employees covered by the agreement. This agreement was terminated on May 16, 2014, thus the Company incurred no costs under the agreement for the three and six months ending June 30, 2015. The cost for the same periods of 2014 related to this agreement were approximately $11,800 and $47,200, respectively.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of June 30, 2015, the Company had commitments to sell approximately 20% of its produced gallons of ethanol at various fixed prices and 80% of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through September 30, 2015.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of June 30, 2015, the Company had commitments to sell approximately 2,000,000 pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through July 31, 2015.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,694,000 as of June 30, 2015.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2015. The agreement calls for automatic renewal for successive one-year terms unless 120-day prior written notice is given before the current term expires. As of June 30, 2015, the Company had approximately 60,000 tons of distiller grains commitments for delivery through December 2015 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and six months ended June 30, 2015 and 2014 were approximately as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Sales ethanol	$53,236,000	$97,532,000	$67,670,000	$130,866,000
Sales distiller grains	17,176,000	32,515,000	17,656,000	34,609,000
Sales corn oil	2,338,000	4,373,000	2,498,000	4,385,000

Marketing fees ethanol	$42,000	$84,000	$33,000	$66,000
Marketing fees distiller grains	205,000	366,000	168,000	334,000
Marketing fees corn oil	25,000	46,000	18,000	34,000

			As of June 30, 2015	As of December 31, 2014
Amount due from/(to) RPMG			$1,751,000	$(1,495,000)
Amount due from CHS			2,528,000	595,000

At June 30, 2015, the Company had approximately $20,479,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 1,117,000 bushels of unpriced corn through June 2016 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as electricity over the next 4 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending June 30:

2016	$3,787,000
2017	3,787,000
2018	3,787,000
2019	2,841,000
Total anticipated commitments	$14,202,000

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three and six months ended June 30, 2015 was approximately $402,000 and $818,000 and for the same periods in 2014 was approximately $416,000 and $832,000, respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

At June 30, 2015, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended June 30:

2016	$1,663,000
2017	1,435,000
2018	413,000
Total lease commitments	$3,511,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 45 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At June 30, 2015, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 14% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2015 and 2014 and the fair value of derivatives as of June 30, 2015 and December 31, 2014:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the	Cost of Goods Sold	$1,048,000	$(3,090,000)	$(2,042,000)
three months ended June 30, 2015

Commodity contracts for the	Cost of Goods Sold	$695,000	$3,226,000	$3,921,000
three months ended June 30, 2014

Commodity contracts for the
six months ended June 30, 2015	Cost of Goods Sold	$1,536,000	$(2,624,000)	$(1,088,000)

Commodity contracts for the	Cost of Goods Sold	$116,000	$1,363,000	$1,479,000
six months ended June 30, 2014	Revenue	$(283,000)	$283,000	$—
	Total	$(167,000)	$1,646,000	$1,479,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Balance Sheet Classification	June 30, 2015	December 31, 2014
Futures and option contracts through March 2016
In gain position		$1,000	$292,000
In loss position		(2,557,000)	(224,000)
Cash held by (owed to) broker		1,921,000	1,237,000
	Current Asset (Liability)	$(635,000)	$1,305,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Total	Level 1	Level 2	Level 3
Trading securities
June 30, 2015
Assets	$40,734,000	$40,734,000	$—	$—
Derivative financial instruments
June 30, 2015
Assets	$1,000	$1,000	$—	$—
Liabilities	$(2,557,000)	$(2,557,000)	—	—

Trading securities
December 31, 2014
Assets	$32,221,000	$32,221,000	$—	$—
Derivative financial instruments
December 31, 2014
Assets	$292,000	$292,000	$—	$—
Liabilities	$(224,000)	$(224,000)	—	—

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

On May 29, 2015, the United States Environmental Protection Agency (EPA) released its proposed final rule setting the renewable volume obligations pursuant to the Federal Renewable Fuels Standard (RFS) for 2014, 2015 and 2016. The renewable volume obligations are the amount of renewable fuels which must be used each year in the United States pursuant to the RFS. The EPA has authority in certain situations to adjust the statutory obligations under the RFS, which authority the EPA proposes to use pursuant to its May 29, 2015 release. The renewable volume obligations for corn-based ethanol are lower than the statutory requirements in 2014, 2015 and 2016. Management believes that this decrease in the renewable volume obligations for corn-based ethanol will negatively impact operating margins in the ethanol industry. Management expects that there will be lawsuits filed against the EPA challenging its authority to reduce the renewable volume obligations below the statutory requirements.

Results of Operations

Comparison of Fiscal Quarters Ended June 30, 2015 and 2014

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$72,749,789	100.0	$87,823,949	100.0

Costs of goods sold	63,524,613	87.3	64,787,918	73.8

Gross profit	9,225,176	12.7	23,036,031	26.2

Selling, general and administrative expenses	925,185	1.3	991,541	1.1

Operating income	8,299,991	11.4	22,044,490	25.1

Other income (expense)	45,310	0.1	101,012	0.1

Net income	$8,345,301	11.5	$22,145,502	25.2

Revenue

Our total revenue for our second quarter of 2015 was approximately 17% less than our total revenue for our second quarter of 2014. Management attributes this decrease in revenue with a decrease in the average price we received for our products during the 2015 period, partially offset by increased sales of our products during the 2015 period.

For our second quarter of 2015, our total ethanol revenue decreased by approximately 21% compared to our second quarter of 2014 due to decreased average ethanol prices during the 2015 period partially offset by increased ethanol sales. The average price we received for our ethanol during our second quarter of 2015 was approximately 30% lower than during our second quarter of 2014. We experienced unusually high ethanol prices during our first two quarters of 2014 due to rail logistics issues which restricted the supply of ethanol in the market and resulted in ethanol price increases. These higher ethanol prices led to very favorable operating margins during our first six months of 2014, despite the fact that we had to reduce production during that time due to our inability to efficiently transport our ethanol to the market. Rail shipping times started to normalize during our second quarter of 2014. The ethanol industry did not experience the same level of rail shipping delays during 2015 which contributed to lower market ethanol prices. In addition, lower corn and gasoline prices during our second quarter of 2015 resulted in lower ethanol prices. Further, management believes that ethanol prices were negatively impacted by the EPA's release of the renewable volume obligations for 2014, 2015 and 2016 which reduced the amount of corn-based ethanol which must be used in the United States during those years. Management believes that this reduction has had a negative impact on ethanol demand and prices which may continue through the next two years. This negative impact is especially pronounced due to current low gasoline prices. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has been lowered due to the fact that the spread between the price of ethanol and gasoline is smaller. Management believes that ethanol prices will remain at their current levels unless gasoline prices increase or we experience an increase in ethanol demand. Ethanol exports have provided some support for ethanol prices. However, the recent increase in ethanol exports is mainly driven by lower domestic ethanol prices and these exports may not continue at their current levels, especially if ethanol prices increase.

We sold approximately 13% more gallons of ethanol during our second quarter of 2015 compared to the same period of 2014. Ethanol production during our second quarter of 2014 was lower due to the rail shipping delays we experienced during that time which required us to reduce production of ethanol. This reduction in ethanol production had a corresponding impact on ethanol sales. Our ethanol production returned to more normal levels during our 2015 fiscal year which resulted in increased ethanol sales during that time.

Our total distiller grains revenue was approximately 3% lower during our second quarter of 2015 compared to the same period of 2014, due primarily to decreased distiller grains prices partially offset by increased distiller grains sales. The average price we received for our dried distiller grains was approximately 19% less during our second quarter of 2015 compared to the same period of 2014. Further, the average price we received for our modified/wet distiller grains was approximately 10% less during our second quarter of 2015 compared to the same period of 2014. Management attributes these lower distiller grains prices to decreasing corn prices and increasing corn availability. Management anticipates that going forward, distiller grains prices will remain lower and will continue to track corn prices. Further, if we experience any distiller grains demand decreases, such as we experienced when China ceased importing distiller grains from the United States in 2014, we could experience even lower market distiller grains prices. We sold approximately 20% more total tons of distiller grains during our second quarter of 2015 compared to the same period of 2014. This increase in our distiller grains production is related to our increased ethanol production.

Our total corn oil revenue was approximately 6% less for our second quarter of 2015 compared to the same period of 2014 due to the net effect of increased corn oil production at the ethanol plant and lower corn oil prices during the 2015 period. We sold approximately 20% more pounds of corn oil during our second quarter of 2015 compared to the same period of 2014 because of an increase in the amount of corn oil we produced per bushel of corn used along with increased ethanol production which increases our corn oil production. The corn that we are using during our 2015 fiscal year contains more corn oil compared to the corn we were using during our 2014 fiscal year which has increased our corn oil yield. The average price we received for our corn oil was approximately 22% less during our second quarter of 2015 compared to the same period of 2014. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit. While the EPA's renewable volume obligation for biodiesel was more favorable than some expected, the lack of the blenders' tax credit has continued to negatively impact biodiesel production. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. In addition, corn oil prices have been impacted by lower soybean oil prices as soybean oil is a product that typically competes with corn oil, particularly for biodiesel production. Management anticipates continued lower corn oil prices as additional corn oil supply enters the market with relatively stagnant corn oil demand.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 2% less during our second quarter of 2015 compared to the same period of 2014. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 16% lower during our second quarter of 2015 compared to our second quarter of 2014 due to decreased market prices for corn. The average price we paid per bushel of corn was approximately 24% less during our second quarter of 2015 compared to our second quarter of 2014. We processed approximately 11% more bushels of corn during our second quarter of 2015 compared to our second quarter of 2014 due to increased production at the ethanol plant. Management anticipates these lower corn prices will continue due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in 2013 and 2014 along with a strong anticipated corn crop in 2015 and relatively stable corn demand.

We experienced significantly lower natural gas prices during our second quarter of 2015 compared to the same period of 2014 due to a milder winter and more stable market natural gas prices during the 2015 period. During our first quarter of 2014, there were several spikes in the price we paid for natural gas which management attributes to the longer and colder winter during 2014 which depleted natural gas supplies. In addition, due to increased natural gas demand, natural gas delivery costs increased. These higher natural gas costs continued into our second quarter of 2014. During our second quarter of 2015, the average delivered price we paid per MMBtu of natural gas was approximately 40% less compared to the same period of 2014. Due to our increased production, our natural gas consumption during our second quarter of 2015 was approximately 5% greater compared to the same period of 2014. Management anticipates relatively stable natural gas prices during our 2015 fiscal year unless there are disruptions in natural gas production which impact natural gas supplies. If a shortage of natural gas were to occur in the future, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. During our second quarter of 2015, we had a realized gain of approximately $1,048,000 and an unrealized loss of approximately $3,090,000 related to our corn derivative instruments. During our second quarter of 2014, we had a realized gain of approximately $695,000 and an unrealized gain of approximately $3,226,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 47 million bushels of corn per year. As of June 30, 2015, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 14% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our second quarter of 2015 compared to our second quarter of 2014 primarily due to decreased legal fees related to our pending lawsuits.

Other Income (Expense)

Our interest expense was lower during our second quarter of 2015 compared to the same period of 2014 because we had no amounts outstanding on our loans during the 2015 period. We had more interest income during our second quarter of 2015 compared to the same period of 2014, primarily due to having more cash on hand during the 2015 period. Our other income was less during our second quarter of 2015 compared to the same period of 2014 due to decreased investment income from our marketer, RPMG, and less patronage dividends we received from CHS, our distiller grains marketer.

Comparison of Six Months Ended June 30, 2015 and 2014

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$134,419,822	100.0	$169,576,255	100.0

Costs of goods sold	122,288,399	95.3	131,100,373	81.1

Gross profit	12,131,423	4.7	38,475,882	18.9

Selling, general and administrative expenses	1,869,458	1.5	1,994,300	1.2

Operating income	10,261,965	3.2	36,481,582	17.7

Other income (expense)	675,493	1.0	359,283	0.3

Net income	$10,937,458	4.2	$36,840,865	18.0

Revenue

Our total revenue for the six months ended June 30, 2015 was approximately 21% less than our total revenue for the same period of 2014. Management attributes this decrease in revenue with a decrease in the average price we received for our products during the 2015 period, partially offset by increased sales of our products during the 2015 period.

For the six months ended June 30, 2015, our total ethanol revenue decreased by approximately 25% compared to the same period of 2014 due to decreased average ethanol prices during the 2015 period partially offset by increased ethanol sales. The average price we received for our ethanol during the six months ended June 30, 2015 was approximately 34% lower than during the same period of 2014. We experienced unusually high ethanol prices during the first six months of 2014 due to rail logistics issues which restricted the supply of ethanol in the market and resulted in ethanol price increases. These higher ethanol prices led to very favorable operating margins during the 2014 period. We sold approximately 14% more gallons of ethanol during the six months ended June 30, 2015 compared to the same period of 2014. Ethanol production during the first six months of 2014 was lower due to the rail shipping delays we experienced during that time which required us to reduce production of ethanol. This reduction in ethanol production had a corresponding impact on ethanol sales.

Our total distiller grains revenue was approximately 6% lower during the six months ended June 30, 2015 compared to the same period of 2014, due primarily to decreased distiller grains prices partially offset by increased distiller grains sales. The average price we received for our dried distiller grains was approximately 19% less during the six months ended June 30, 2015 compared to the same period of 2014. Further, the average price we received for our modified/wet distiller grains was approximately 8% less during the six months ended June 30, 2015 compared to the same period of 2014. Management attributes these lower distiller grains prices to decreasing corn prices and increasing corn availability. We sold approximately 15% more total tons of distiller grains during the six months ended June 30, 2015 compared to the same period of 2014. This increase in our distiller grains production is related to our increased ethanol production.

Our total corn oil revenue was comparable for the six months ended June 30, 2015 compared to the same period of 2014 due to the net effect of increased corn oil production and lower corn oil prices during the 2015 period. We sold approximately 20% more pounds of corn oil during the six months ended June 30, 2015 compared to the same period of 2014 because of an increase in the amount of corn oil we produced per bushel of corn used along with increased ethanol production. The average price we received for our corn oil was approximately 17% less during the six months ended June 30, 2015 compared to the same period of 2014.

During the six months ended June 30, 2015, we had no gain or loss on ethanol related derivative instruments. During the six months ended June 30, 2014, we had a realized loss of approximately $283,000 and an unrealized gain of approximately $283,000 related to our ethanol derivative instruments.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 7% less during the six months ended June 30, 2015 compared to the same period of 2014. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 9% lower during the six months ended June 30, 2015 compared to same period of 2014 due to decreased market prices for corn. The average price we paid per bushel of corn was approximately 18% less during the six months ended June 30, 2015 compared to the same period of 2014. We processed approximately 11% more bushels of corn during the six months ended June 30, 2015 compared to the same period of 2014 due to increased production at the ethanol plant.

During the six months ended June 30, 2015, the average delivered price we paid per MMBtu of natural gas was approximately 50% less compared to the same period of 2014. Due to our increased production, our natural gas consumption during the six months ended June 30, 2015 was approximately 7% greater compared to the same period of 2014.

We engage in risk management activities that are intended to fix the purchase price of the corn we require to produce ethanol, distiller grains and corn oil. During the six months ended June 30, 2015, we had a realized gain of approximately $1,536,000 and an unrealized loss of approximately $2,624,000 related to our corn derivative instruments. We had no gain or loss on natural gas related derivative instruments. During the six months ended June 30, 2014, we had a realized gain of approximately $116,000 and an unrealized gain of approximately $1,363,000 related to our corn derivative instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to decreased legal fees related to our pending lawsuits.

Other Income (Expense)

Our interest expense was lower during the six months ended June 30, 2015 compared to the same period of 2014 because we had no amounts outstanding on our loans during the 2015 period. We had more interest income during the six months ended June 30, 2015 compared to the same period of 2014, primarily due to having more cash on hand during the 2015 period. Our other income was greater during the six months ended June 30, 2015 compared to the same period of 2014 due to increased investment income from our marketer, RPMG, and patronage dividends we received from CHS, our distiller grains marketer.

Changes in Financial Condition for the Six Months Ended June 30, 2015.

Balance Sheet Data	June 30, 2015	December 31, 2014
Total current assets	$75,956,222	$78,792,392
Total property and equipment	104,694,463	105,218,605
Total other assets	4,603,930	4,496,076
Total Assets	$185,254,615	$188,507,073

Total current liabilities	$36,043,897	$40,237,858
Total long-term liabilities	240,869	419,904
Total members' equity	148,969,849	147,849,311
Total Liabilities and Members' Equity	$185,254,615	$188,507,073

We had less cash and cash equivalents as of June 30, 2015 compared to December 31, 2014 due to deferred corn payments we made in January 2015 along with a distribution we paid during our first quarter of 2015. As of June 30, 2015, we purchased an additional approximately $8.5 million in trading securities compared to the trading securities we had at December 31, 2014. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was higher at June 30, 2015 compared to December 31, 2014 due to the timing of our quarter end with respect to shipments of our ethanol. We had more inventory on hand at June 30, 2015 compared to December 31, 2014 due to having additional finished goods on hand at June 30, 2015. We had less prepaid and other assets at June 30, 2015 compared to December 31, 2014 due primarily to the amortization of prepaid insurance premiums.

Our net property and equipment was lower at June 30, 2015 compared to December 31, 2014 due to depreciation, partially offset by capital expenses related to our plant storage capacity and process improvement projects which were in process as of June 30, 2015.

Our other assets were comparable at June 30, 2015 and December 31, 2014.

Our current liabilities were lower at June 30, 2015 compared to December 31, 2014, primarily due to a reduction in our accounts payable. We typically experience an increase in our accounts payable at the end of our fiscal year as our corn suppliers seek to defer income into a later tax year by deferring corn payments. We typically make these deferred corn payments early in January of each year. Our payroll payable was lower at June 30, 2015 compared to December 31, 2014 because we paid our employee bonuses during our first quarter of 2015. Our derivative instruments were a liability at June 30, 2015 because of unrealized losses we experienced on our corn futures position.

Our long-term liabilities were lower at June 30, 2015 compared to December 31, 2014 primarily due to payments of vested bonus dollars to employees.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended June 30, 2015 were cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of June 30, 2015, we had $20.0 million available pursuant to our revolving loan and approximately $18.4 million in cash. We also had approximately $30 million at June 30, 2015 of trading securities for the Retterath repurchase agreement along with an additional approximately $11 million in trading securities which are not set aside for the Retterath repurchase. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the six months ended June 30, 2015 and 2014:

	2015	2014
Net cash provided by operating activities	$8,833,286	$33,628,228
Net cash (used in) investing activities	(13,100,827)	(951,862)
Net cash (used in) financing activities	(9,816,920)	(58,122,851)
Cash at beginning of period	32,522,840	38,490,952
Cash at end of period	$18,438,379	$13,044,467

Cash Flow From Operations

Our operations generated less cash during our first six months of 2015 compared to the same period of 2014 primarily due to having significantly less net income during the 2015 period.

Cash Flow From Investing Activities

We used more cash for investing activities during our first six months of 2015 compared to the first six months of 2014. The major contributing factor causing this increase was the purchase of approximately $8.5 million of trading securities and having significantly more payments for equipment and construction in progress during the 2015 period.

Cash Flow From Financing Activities

We used less cash for financing activities during our first six months of 2015 compared to the same period of 2014 due to the net effect of paying nearly $10 million in distributions during the 2015 period compared to the 2014 period when we primarily used cash to fund $15 million of the amount owed for the Retterath repurchase agreement and we made a distribution to our members of approximately $13 million.

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

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month London Interbank Offered Rate (LIBOR) plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. As of June 30, 2015, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of June 30, 2015 at a rate of 3.2917% per year.

If we fail to make a payment of principal or interest on our loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of June 30, 2015, we were in compliance with all of our debt covenants and financial ratios. During the term of this Agreement, we are required to achieve and maintain a tangible net worth of not less than $105 million as measured at the end of each fiscal year. Tangible net worth is calculated as our total assets less intangible assets and total liabilities. As of June 30, 2015, we had tangible net worth of approximately $149.0 million. In addition, we are required to maintain tangible owner's equity of at least 65% which is tangible net worth over total assets. As of June 30, 2015, we had tangible owner's equity of approximately 81%. We are required to have working capital of at least $12 million. As of June 30, 2015, we had working capital of approximately $63.4 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of June 30, 2015, we had price protection in place for approximately 5% of our anticipated corn needs, 4% of our natural gas needs and approximately 2% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,600,000	MMBTU	10%	$869,508
Ethanol	135,000,000	Gallons	10%	19,712,700
Corn	47,000,000	Bushels	10%	15,440,440

For comparison purposes, our sensitivity analysis for our second quarter of 2014 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,200,000	MMBTU	10%	$1,590,400
Ethanol	128,500,000	Gallons	10%	24,415,000
Corn	45,000,000	Bushels	10%	15,867,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Steven Core, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Retterath Iowa Lawsuit

On August 14, 2013, the Company filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit is to enforce the terms of the repurchase agreement the Company executed with Mr. Retterath on June 13, 2013. The Company is asking the Iowa state court to require Mr. Retterath to perform his obligations under the repurchase agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. The Company believed that this removal was improper and as a result the Company moved to remand the case back to the Iowa state court in Polk County which was granted. Mr. Retterath answered the lawsuit in August 2014, denying the validity of the repurchase agreement. The Company has filed a motion for summary judgment asking the Iowa state court to enforce the repurchase agreement. The Iowa state court has ruled in favor of Jason Retterath and Annie Retterath who sought to be added as parties to the Iowa state lawsuit. The Company and Mr. Retterath both recently filed motions for summary judgment which are being considered by the Iowa state court. Trial has been scheduled for March 2016.

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

The only remaining claim in the lawsuit alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on the single issue of inequitable conduct was recently rescheduled until October 2015. If the defendants, including the Company, succeed in proving inequitable conduct, the patents at issue will be rendered unenforceable as will certain additional patents. No damages for infringement of an unenforceable patent can be awarded. Further, if the defendants successfully prove inequitable conduct, they will ask the Court to find the case exceptional and award the defendants their attorneys' fees. It is unknown whether GS Cleantech would appeal such a ruling.

ITEM 1A. RISK FACTORS.

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2014, included in our annual report on Form 10-K.

On May 29, 2015 the EPA released its proposed renewable volume obligations for corn-based ethanol under the RFS which is lower than the statutory requirements which has negatively impacted the market price of ethanol.

On May 29, 2015, the EPA released its proposed renewable volume obligations under the RFS for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS requires the use of 14.40 billion gallons of conventional biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Pursuant to the EPA proposal, the requirement for conventional biofuels in 2014 is 13.25 billion gallons, 13.40 billion gallons in 2015 and 14 billion gallons in 2016. This is a one billion gallon or more reduction in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use additional gallons of ethanol than what is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand in 2015 and 2016 and potentially beyond and is expected to result in reduced operating margins in the future. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	August 14, 2015	/s/ Steven Core
Steven Core
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2015	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)