Form 10-Q
period 2015-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2015-11-13
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2015

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

As of November 13, 2015, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$24,269,630	$32,522,840
Trading securities	40,849,253	32,220,801
Accounts receivable	2,994,735	1,248,484
Inventory	9,105,834	9,517,127
Prepaid and other	1,969,511	1,978,443
Derivative instruments	967,007	1,304,697
Total current assets	80,155,970	78,792,392

PROPERTY AND EQUIPMENT
Land and improvements	22,539,771	22,539,771
Buildings	5,659,487	5,528,027
Equipment	141,853,408	140,904,830
Construction in progress	7,207,206	440,875
	177,259,872	169,413,503
Less accumulated depreciation	71,998,507	64,194,898
Total property and equipment	105,261,365	105,218,605

OTHER ASSETS
Utility rights, net of amortization of $1,148,732 and $1,046,441	1,159,297	1,261,588
Other assets	3,489,541	3,234,488
Total other assets	4,648,838	4,496,076

TOTAL ASSETS	$190,066,173	$188,507,073

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	September 30, 2015	December 31, 2014
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$5,486,456	$9,000,883
Due to former member	30,000,000	30,000,000
Property tax payable	425,428	483,036
Payroll payable	206,004	753,939
Total current liabilities	36,117,888	40,237,858

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Other liabilities	240,869	419,904
Total long-term liabilities	240,869	419,904

MEMBERS' EQUITY (64,585 units issued and outstanding as of September 30, 2015 and December 31, 2014)	153,707,416	147,849,311

TOTAL LIABILITIES AND MEMBERS' EQUITY	$190,066,173	$188,507,073

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$67,305,574	$83,212,628	$201,725,396	$252,788,883

Costs of goods sold	58,081,849	62,819,026	180,370,248	193,919,399

Gross profit	9,223,725	20,393,602	21,355,148	58,869,484

Selling, general and administrative expenses	787,789	1,194,202	2,657,247	3,188,502

Operating income	8,435,936	19,199,400	18,697,901	55,680,982

Other income (expense)
Interest (expense)	—	—	—	(129,480)
Interest income	2,644	5,548	6,197	19,735
Other income	174,087	42,249	846,027	516,825
Total other income	176,731	47,797	852,224	407,080

Net income	$8,612,667	$19,247,197	$19,550,125	$56,088,062

Basic & diluted net income per capital unit	$133.35	$298.01	$302.70	$868.44

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585	64,585	64,585

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,550,125	$56,088,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,905,900	7,876,433
Unrealized loss on risk management activities	337,690	570,968
Unrealized (gain) loss on trading securities activities	(374,421)	54,217
Change in working capital components:
Accounts receivable	(1,746,251)	5,583,462
Inventory	411,293	(1,727,121)
Prepaid and other	8,932	300,403
Accounts payable and other accrued expenses	(4,822,005)	(4,256,013)
Net cash provided by operating activities	21,271,263	64,490,411

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(8,254,031)	(30,000,000)
Payments for equipment and construction in progress	(7,323,369)	(1,288,530)
Increase in other assets	(255,053)	(449,522)
Net cash (used in) investing activities	(15,832,453)	(31,738,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(13,692,020)	(26,996,530)
Payments for debt issuance costs	—	(76,681)
Proceeds from long-term borrowings	—	30,000,000
Payments on long-term borrowings	—	(45,000,000)
Net cash (used in) financing activities	(13,692,020)	(42,073,211)

Net (decrease) in cash and cash equivalents	(8,253,210)	(9,320,852)

Cash and Cash Equivalents - Beginning	32,522,840	38,490,952
Cash and Cash Equivalents - Ending	$24,269,630	$29,170,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$130,841
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Commitment to redeem membership units	$—	$30,000,000
Accounts payable related to property and equipment	$523,000	$—

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

Trading Securities
Investments bought and held principally for the purpose of selling them in the the near term are classified as trading securities. Trading securities are measured at fair value using prices obtained from pricing services. Any interest, dividends, and unrealized or realized gains and losses on the trading securities are recorded as part of other income (expense).

At December 31, 2014, trading securities consisted of short term bond mutual funds with an approximate cost of $32,201,000 and fair value of $32,221,000, respectively. At September 30, 2015, trading securities consisted of short term bond mutual funds with an approximate cost of $40,974,000 and fair value of $40,849,000, respectively. For the three and nine months ended September 30, 2015 the Company recorded interest, dividend and net unrealized gains and losses from these investments of approximately $114,000 and $374,000 respectively. During the same time periods of 2014 the Company recorded interest, dividends and net unrealized gains and losses of approximately $54,000 from these investments.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Investments
The Company has a less than 20% investment interest in Renewable Products Marketing Group, LLC (RPMG). This investment is being accounted for under the equity method of accounting under which the Company's share of net income is recognized as income in the Company's statement of operations and added to the investment account. The investment balance is included in other assets and the income recognized as other income. The investment is evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

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

Committed Shares to be Redeemed
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the membership units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. Due to all conditions of the agreement being met prior to, or on, August 1, 2013, the Company believes that it has a binding agreement with Mr. Retterath; as such the commitment to repurchase and retire the membership units is reflected in the financial statements as a current liability, due to former member, as if the transaction had closed on August 1, 2013. See Note 9 for additional information.

Net Income per Unit
Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three and nine months ended September 30, 2015 would be $95.23 and $216.16. Net income per unit for the three and nine months ended September 30, 2014 would have been $212.81 and $620.13, respectively.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and nine months ended September 30, 2015, ethanol sales averaged approximately 75% and 73% of total revenues respectively, while approximately 22% and 24% of revenues were generated from the sale of distiller grains. Corn oil sales attributed for approximately 3% of revenues during both time periods. For the three and nine months ended September 30, 2015, corn costs averaged approximately 77% and 78% of cost of goods sold, respectively.

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

2.    INVENTORY

Inventory consisted of the following as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Raw Materials	$5,791,220	$5,962,251
Work in Process	1,323,835	1,402,369
Finished Goods	1,990,779	2,152,507
Totals	$9,105,834	$9,517,127

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

estate and plant and a security interest in all personal property located on Company property. The Company currently has a term revolving loan with Home Federal.

Term Revolving Loan
Under the terms of the Master Loan Agreement, the Company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.301% on September 30, 2015. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. There was no balance outstanding on the term revolving loan as of September 30, 2015 and December 31, 2014.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and nine months ended September 30, 2015 totaled approximately $872,000 and $4,066,000 respectively and during the three and nine months ended September 30, 2014 totaled approximately $538,000 and $603,000 respectively. Amounts due to these members was $0 at September 30, 2015 and December 31, 2014.

Previously, the Company had an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain agreed to split the compensation costs associated with each of the employees covered by the agreement. This agreement was terminated on May 16, 2014, thus the Company incurred no costs under the agreement for the three and nine months ending September 30, 2015. The cost for the same periods of 2014 related to this agreement were $0 and approximately $47,200, respectively.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of September 30, 2015, the Company had commitments

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

to sell approximately 20% of its produced gallons of ethanol at various fixed prices and 80% of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through December 31, 2015.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of September 30, 2015, the Company had commitments to sell approximately 2,000,000 pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through October 31, 2015.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,787,000 and $2,646,000 as of September 30, 2015 and December 31, 2014, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2015. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of September 30, 2015, the Company had approximately 36,000 tons of distiller grains commitments for delivery through December 2015 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and nine months ended September 30, 2015 and 2014 were approximately as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Sales ethanol	$50,485,000	$148,017,000	$65,788,000	$196,654,000
Sales distiller grains	14,491,000	47,006,000	14,996,000	49,605,000
Sales corn oil	2,330,000	6,703,000	2,428,000	6,813,000

Marketing fees ethanol	$43,000	$127,000	$33,000	$99,000
Marketing fees distiller grains	199,000	565,000	196,000	530,000
Marketing fees corn oil	24,000	70,000	19,000	53,000

			As of September 30, 2015	As of December 31, 2014
Amount due from/(to) RPMG			$1,590,000	$(1,495,000)
Amount due from CHS			1,294,000	595,000

At September 30, 2015, the Company had approximately $8,398,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 2,450,000 bushels of unpriced corn through November 2016 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as electricity over the next 4 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending September 30:

2016	$3,787,000
2017	3,787,000
2018	3,787,000
2019	1,894,000
Total anticipated commitments	$13,255,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three and nine months ended September 30, 2015 was approximately $381,000 and $1,199,000 and for the same periods in 2014 was approximately $416,000 and $1,247,000, respectively.

At September 30, 2015, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended September 30:

2016	$1,663,000
2017	1,148,000
2018	284,000
Total lease commitments	$3,095,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 47 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At September 30, 2015, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 7% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2015 and 2014 and the fair value of derivatives as of September 30, 2015 and December 31, 2014:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended September 30, 2015	Cost of Goods Sold	$(884,000)	$2,702,000	$1,818,000

Commodity contracts for the
three months ended September 30, 2014	Cost of Goods Sold	$5,055,000	$(446,000)	$4,609,000

Commodity contracts for the
nine months ended September 30, 2015	Cost of Goods Sold	$652,000	$78,000	$730,000

Commodity contracts for the	Cost of Goods Sold	$5,172,000	$917,000	$6,089,000
nine months ended September 30, 2014	Revenue	(283,000)	283,000	—
	Total	$4,889,000	$1,200,000	$6,089,000

	Balance Sheet Classification	September 30, 2015	December 31, 2014
Futures and forward contracts through March 2016
In gain position		$371,000	$292,000
In loss position		(157,000)	(224,000)
Cash held by broker		753,000	1,237,000
	Current Asset	$967,000	$1,305,000

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
Notes to Unaudited Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Trading securities
September 30, 2015
Assets	$40,849,000	$40,849,000	$—	$—
Derivative financial instruments
September 30, 2015
Assets	$371,000	$371,000	$—	$—
Liabilities	(157,000)	(157,000)	—	—

Trading securities
December 31, 2014
Assets	$32,221,000	$32,221,000	$—	$—
Derivative financial instruments
December 31, 2014
Assets	$292,000	$292,000	$—	$—
Liabilities	(224,000)	(224,000)	—	—

9.    LITIGATION MATTERS

Retterath

In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's CEO, CFO, Plant Manager, a former director and the Company's outside legal counsel in Florida state court. Mr. Retterath is claiming that certain actions taken by the Company violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws and violations of Florida's deceptive and unfair trade practices statutes. The Florida court where this lawsuit is pending is considering motions to dismiss the lawsuit filed by the Company and the other defendants and is expected to hold a hearing on the motions to dismiss in early December 2015. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. Recently, the Iowa state court granted the Company's motion for summary judgment and denied the motion for summary judgment filed by Mr. Retterath. The Iowa state court also denied a motion for summary judgment filed by Mr. Retterath's son and daughter-in-law.

GS Cleantech Corporation

On August 9, 2013, GS Cleantech Corporation (GS Cleantech), a subsidiary of Greenshift Corporation, filed a complaint against the Company alleging that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

infringement, as well as attorney's fees from the Company. The Company has filed an answer and counterclaims claiming invalidity of the patents, noninfringement, and inequitable conduct. On October 23, 2014, the Court hearing similar cases found GS Cleantech's patents invalid which ruling benefits the Company. The Court also granted a motion for summary judgment in the Company's case on January 16, 2015, finding the patents invalid. The Company believes GS Cleantech may appeal these decisions.

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

On the scheduled closing date for the repurchase agreement, Mr. Retterath sued the Company along with several directors, our CEO, CFO, Plant Manager, a former director and our outside legal counsel in Florida state court. This lawsuit was subsequently removed to federal court in the State of Florida and ultimately to federal court in the State of Iowa. The federal court in the State of Iowa dismissed the only federal claim in Mr. Retterath's lawsuit against the Company and remanded the case to Florida state court.

On February 18, 2015, we filed a motion for summary judgment asking the Iowa state court to rule that the repurchase agreement was valid and enforceable and ordering Mr. Retterath to perform his obligations pursuant to the repurchase agreement. Mr. Retterath along with his son and daughter-in-law filed motions for summary judgment asking the Iowa state court to rule that the repurchase agreement was invalid. On October 16, 2015, the Iowa state court entered a ruling granting Homeland's motion for summary judgment and ordering Mr. Retterath to perform his obligations under the repurchase agreement. The Iowa state court ruled that the repurchase agreement is a valid and binding agreement. The Iowa state court also denied the summary judgment motions filed by Mr. Retterath and his son and daughter-in-law.

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

Results of Operations

Comparison of Fiscal Quarters Ended September 30, 2015 and 2014

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$67,305,574	100.0	$83,212,628	100.0

Costs of goods sold	58,081,849	86.3	62,819,026	75.5

Gross profit	9,223,725	13.7	20,393,602	24.5

Selling, general and administrative expenses	787,789	1.2	1,194,202	1.4

Operating income	8,435,936	12.5	19,199,400	23.1

Other income (expense)	176,731	0.3	47,797	0.1

Net income	$8,612,667	12.8	$19,247,197	23.1

Revenue

Our total revenue for our third quarter of 2015 was approximately 19% less than our total revenue for our third quarter of 2014. Management attributes this decrease in revenue with a decrease in the average price we received for our ethanol and corn oil during the 2015 period, partially offset by increased distiller grains prices and increased sales of ethanol and corn oil during the 2015 period.

For our third quarter of 2015, our total ethanol revenue was approximately 23% less than our third quarter of 2014 due to decreased average ethanol prices during the 2015 period partially offset by increased ethanol sales. The average price we received for our ethanol during our third quarter of 2015 was approximately 27% lower than during our third quarter of 2014. Lower corn and gasoline prices during our third quarter of 2015 resulted in lower ethanol prices compared to the same period of 2014. Further, management believes that ethanol prices were negatively impacted by the EPA's release of the renewable volume obligations for 2014, 2015 and 2016 which reduced the amount of corn-based ethanol which must be used in the United States during those years. Management believes that this reduction has had a negative impact on ethanol demand and prices which may continue through the next two years. This negative impact is especially pronounced due to current low gasoline prices. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has been lowered due to the fact that the spread between the price of ethanol and gasoline is smaller. Management believes that ethanol prices will remain at their current levels unless gasoline prices increase or we experience an increase in ethanol demand. Ethanol exports have provided some support for ethanol prices. However, the recent increase in ethanol exports is mainly driven by lower domestic ethanol prices and these exports may not continue at their current levels, especially if ethanol prices increase.

We sold approximately 6% more gallons of ethanol during our third quarter of 2015 compared to the same period of 2014. Ethanol production during our third quarter of 2014 was higher due to improved operating efficiency and plant performance. This increase in ethanol production had a corresponding impact on ethanol sales. Management anticipates ethanol production to be slightly higher compared to prior years due to capital improvements we are making at the ethanol plant which have increased our ethanol production.

Our total distiller grains revenue was approximately 3% lower during our third quarter of 2015 compared to the same period of 2014, due primarily to decreased distiller grains sales partially offset by increased distiller grains prices. The average price we received for our dried distiller grains was approximately 1% greater during our third quarter of 2015 compared to the same period of 2014. Further, the average price we received for our modified/wet distiller grains was approximately 35% greater during our third quarter of 2015 compared to the same period of 2014. Management attributes these higher distiller grains prices to an increase in the export market. Management anticipates that going forward, distiller grains prices will continue to track corn prices which we anticipate will result in lower distiller grains prices during our fourth quarter of 2015. Further, if we experience any distiller grains demand decreases, such as we experienced when China ceased importing distiller grains from the United States in 2014, we could experience even lower market distiller grains prices. We sold approximately 5% fewer total tons of distiller grains during our third quarter of 2015 compared to the same period of 2014. This decrease in our distiller grains production is related to our increased corn oil production. As we extract more corn oil from the distiller grains we produce, the volume of distiller grains we have for sale decreases.

Our total corn oil revenue was approximately 4% less for our third quarter of 2015 compared to the same period of 2014 due to the net effect of significantly increased corn oil production at the ethanol plant and lower corn oil prices during the 2015 period. We sold approximately 13% more pounds of corn oil during our third quarter of 2015 compared to the same period of 2014 because of an increase in the amount of corn oil we produced per bushel of corn used along with increased total ethanol production. The corn that we are using during our 2015 fiscal year contains more corn oil compared to the corn we were using during our 2014 fiscal year which has increased our corn oil yield. The average price we received for our corn oil was approximately 16% less during our third quarter of 2015 compared to the same period of 2014. The biodiesel industry has been impacted by recent legislative changes, including the expiration of the biodiesel blenders' tax credit. While the EPA's renewable volume obligation for biodiesel was more favorable than some expected, the lack of the blenders' tax credit has continued to negatively impact biodiesel production. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. However, management believes that the biodiesel blenders' tax credit will be reinstated which could positively impact corn oil demand and prices. In addition, corn oil prices have been impacted by lower soybean oil prices as soybean oil is a product that typically competes with corn oil, particularly for biodiesel production. Management anticipates relatively stable corn oil prices going forward unless demand increases significantly for biodiesel production.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 8% less during our third quarter of 2015 compared to the same period of 2014. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 11% lower during our third quarter of 2015 compared to our third quarter of 2014 due to decreased market prices for corn and a decrease in the amount of corn we consumed. The average price per bushel of corn was approximately 14% less during our third quarter of 2015 compared to our third quarter of 2014. We processed approximately 1% less bushels of corn during our third quarter of 2015 compared to our third quarter of 2014 due to improved corn to ethanol conversion efficiency at the ethanol plant. This decrease in our corn consumption came at a time when we experienced increased ethanol production during our third quarter of 2015 compared to the same period of 2014. Management anticipates these lower corn prices will continue due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in 2013, 2014 and 2015 along with relatively stable corn demand.

We experienced significantly lower natural gas prices during our third quarter of 2015 compared to the same period of 2014 due to a milder winter and more stable market natural gas prices during the 2015 period. During our first quarter of 2014, there were several spikes in the price we paid for natural gas which management attributes to the longer and colder winter during 2014 which depleted natural gas supplies. The natural gas market was still building natural gas reserves during our third quarter of 2014 which increased natural gas prices during that time. During our third quarter of 2015, the average delivered price we paid per MMBtu of natural gas was approximately 33% less compared to the same period of 2014. Our natural gas consumption was comparable during our third quarter of 2015 and our third quarter of 2014 despite our increased ethanol production due to our improved operating efficiencies. Management anticipates relatively stable natural gas prices during the final quarter of our 2015 fiscal year and the first quarter of our 2016 fiscal year due to pleniful natural gas supplies and certain natural gas risk management positions we have in place which are designed to protect the price we pay for natural gas. Management does not expect significant shifts in market natural gas prices unless there are disruptions in natural gas production which impact natural gas supplies. If a shortage of natural gas were to occur in the future, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our third quarter of 2015, we had a realized loss of approximately $884,000 and an unrealized gain of approximately $2,702,000 related to our corn derivative instruments. During our third quarter of 2014, we had a realized gain of approximately $5,055,000 and an unrealized gain of approximately $446,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 47 million bushels of corn per year. As of September 30, 2015, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 7% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our third quarter of 2015 compared to our third quarter of 2014 primarily due to decreased legal fees related to our pending lawsuits.

Other Income (Expense)

Our other income was greater during our third quarter of 2015 compared to the same period of 2014 due to increased income from trading securities.

Comparison of Nine Months Ended September 30, 2015 and 2014

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$201,725,396	100.0	$252,788,883	100.0

Costs of goods sold	180,370,248	89.4	193,919,399	76.7

Gross profit	21,355,148	10.6	58,869,484	23.3

Selling, general and administrative expenses	2,657,247	1.3	3,188,502	1.3

Operating income	18,697,901	9.3	55,680,982	22.0

Other income (expense)	852,224	0.4	407,080	0.2

Net income	$19,550,125	9.7	$56,088,062	22.2

Revenue

Our total revenue for the nine months ended September 30, 2015 was approximately 20% less than our total revenue for the same period of 2014. Management attributes this decrease in revenue with a decrease in the average price we received for our products during the 2015 period, partially offset by increased sales of our products during the 2015 period.

For the nine months ended September 30, 2015, our total ethanol revenue decreased by approximately 25% compared to the same period of 2014 due to decreased average ethanol prices during the 2015 period partially offset by increased ethanol sales. The average price we received for our ethanol during the nine months ended September 30, 2015 was approximately 32% lower than during the same period of 2014. We experienced unusually high ethanol prices during the first nine months of 2014 due to rail logistics issues which restricted the supply of ethanol in the market and resulted in ethanol price increases. These higher ethanol prices led to very favorable operating margins during the 2014 period. We sold approximately 11% more gallons of ethanol during the nine months ended September 30, 2015 compared to the same period of 2014. Ethanol production during the first nine months of 2014 was lower due to the rail shipping delays we experienced during that time which required us to reduce production of ethanol. This reduction in ethanol production had a corresponding impact on ethanol sales.

Our total distiller grains revenue was approximately 5% lower during the nine months ended September 30, 2015 compared to the same period of 2014, due primarily to decreased dried distiller grains prices partially offset by an increase in the tons of distiller grains we sold. The average price we received for our dried distiller grains was approximately 13% less during the nine months ended September 30, 2015 compared to the same period of 2014. The average price we received for our modified/wet distiller grains was approximately 3% more during the nine months ended September 30, 2015 compared to the same period of 2014. Management attributes these lower dried distiller grains prices to decreasing corn prices and increasing corn availability. We sold approximately 8% more total tons of distiller grains during the nine months ended September 30, 2015 compared to the same period of 2014. This increase in our distiller grains production is related to our increased ethanol production.

Our total corn oil revenue was approximately 2% less for the nine months ended September 30, 2015 compared to the same period of 2014 due to the net effect of increased corn oil production and lower corn oil prices during the 2015 period. We sold approximately 18% more pounds of corn oil during the nine months ended September 30, 2015 compared to the same period of 2014 because of an increase in the amount of corn oil we produced per bushel of corn used along with increased ethanol production. The average price we received for our corn oil was approximately 16% less during the nine months ended September 30, 2015 compared to the same period of 2014.

During the nine months ended September 30, 2015, we had no gain or loss on ethanol related derivative instruments. During the nine months ended September 30, 2014, we had a realized loss of approximately $283,000 and an unrealized gain of approximately $283,000 related to our ethanol derivative instruments.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 7% less during the nine months ended September 30, 2015 compared to the same period of 2014. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 10% lower during the nine months ended September 30, 2015 compared to same period of 2014 due to decreased market prices for corn. The average price we paid per bushel of corn was approximately 17% less during the nine months ended September 30, 2015 compared to the same period of 2014. We processed approximately 7% more bushels of corn during the nine months ended September 30, 2015 compared to the same period of 2014 due to increased production at the ethanol plant.

During the nine months ended September 30, 2015, the average delivered price we paid per MMBtu of natural gas was approximately 46% less compared to the same period of 2014. Due to our increased production, our natural gas consumption during the nine months ended September 30, 2015 was approximately 4% greater compared to the same period of 2014.

During the nine months ended September 30, 2015, we had a realized gain of approximately $652,000 and an unrealized gain of approximately $78,000 related to our corn derivative instruments. We had no gain or loss on natural gas related derivative instruments. During the nine months ended September 30, 2014, we had a realized gain of approximately $5,172,000 and an unrealized gain of approximately $917,000 related to our corn derivative instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to decreased legal fees related to our pending lawsuits.

Other Income (Expense)

Our interest expense was lower during the nine months ended September 30, 2015 compared to the same period of 2014 because we had no amounts outstanding on our loans during the 2015 period. We had less interest income during the nine months ended September 30, 2015 compared to the same period of 2014, primarily due to having less cash on hand during the 2015 period. Our other income was greater during the nine months ended September 30, 2015 compared to the same period of 2014 due to increased income from trading securities.

Changes in Financial Condition for the Nine Months Ended September 30, 2015.

Balance Sheet Data	September 30, 2015	December 31, 2014
Total current assets	$80,155,970	$78,792,392
Total property and equipment	105,261,365	105,218,605
Total other assets	4,648,838	4,496,076
Total Assets	$190,066,173	$188,507,073

Total current liabilities	$36,117,888	$40,237,858
Total long-term liabilities	240,869	419,904
Total members' equity	153,707,416	147,849,311
Total Liabilities and Members' Equity	$190,066,173	$188,507,073

We had less cash and cash equivalents as of September 30, 2015 compared to December 31, 2014 due to deferred corn payments we made in January 2015 along with two distributions we paid during our 2015 fiscal year. As of September 30, 2015, we purchased an additional approximately $8.3 million in trading securities compared to the trading securities we had at

December 31, 2014. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was higher at September 30, 2015 compared to December 31, 2014 due to the timing of our quarter end with respect to shipments of our ethanol. We had less inventory on hand at September 30, 2015 compared to December 31, 2014 due to having less finished goods and raw materials inventory on hand at September 30, 2015. We had similar prepaid and other assets at September 30, 2015 compared to December 31, 2014. The value of our derivative instruments was lower at September 30, 2015 compared to December 31, 2014 because of changing prices for corn which impacts the value of our corn futures position.

Our net property and equipment was slightly higher at September 30, 2015 compared to December 31, 2014 due to the net effect of capital expenditures we have been making at the ethanol plant offset by depreciation.

Our other assets were comparable at September 30, 2015 and December 31, 2014.

Our current liabilities were lower at September 30, 2015 compared to December 31, 2014, primarily due to a reduction in our accounts payable. We typically experience an increase in our accounts payable at the end of our fiscal year as our corn suppliers seek to defer income into a later tax year by deferring corn payments. We expect increased corn payables during our fourth quarter of 2015. We typically make these deferred corn payments early in January of each year. Our payroll payable was lower at September 30, 2015 compared to December 31, 2014 because we paid our employee bonuses during our first quarter of 2015 and we are accruing less bonus funds for our 2015 fiscal year.

Our long-term liabilities were lower at September 30, 2015 compared to December 31, 2014 primarily due to payments of vested bonus dollars to employees.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended September 30, 2015 were cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of September 30, 2015, we had $20.0 million available pursuant to our revolving loan and approximately $24.3 million in cash. We also had approximately $30 million at September 30, 2015 of trading securities for the Retterath repurchase agreement along with an additional approximately $11 million in trading securities which are not set aside for the Retterath repurchase. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months ended September 30, 2015 and 2014:

	2015	2014
Net cash provided by operating activities	$21,271,263	$64,490,411
Net cash (used in) investing activities	(15,832,453)	(31,738,052)
Net cash (used in) financing activities	(13,692,020)	(42,073,211)
Cash at beginning of period	32,522,840	38,490,952
Cash at end of period	$24,269,630	$29,170,100

Cash Flow From Operations

Our operations generated less cash during our first nine months of 2015 compared to the same period of 2014 primarily due to having significantly less net income during the 2015 period.

Cash Flow From Investing Activities

We used less cash for investing activities during our first nine months of 2015 compared to the first nine months of 2014. The major contributing factor causing this decease was the purchase of $30 million of trading securities to fund the Retterath repurchase agreement during the 2014 period, partially offset by increased capital expenditures during the 2015 period.

Cash Flow From Financing Activities

We used less cash for financing activities during our first nine months of 2015 compared to the same period of 2014 due to decreased distribution payments and payments on our long-term debt. During the 2015 period, we paid approximately $13.7 million in distributions compared to approximately $27.0 million during the 2014 period. In addition, we paid $15 million more on our long-term debt compared to the proceeds we received during the 2014 period which increased the cash we used for financing activities during that period.

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

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month London Interbank Offered Rate (LIBOR) plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. As of September 30, 2015, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of September 30, 2015 at a rate of 3.301% per year.

If we fail to make a payment of principal or interest on our loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of September 30, 2015, we were in compliance with all of our debt covenants and financial ratios. During the term of this Agreement, we are required to achieve and maintain a tangible net worth of not less than $105 million as measured at the end of each fiscal year. Tangible net worth is calculated as our total assets less intangible assets and total liabilities. As of September 30, 2015, we had tangible net worth of approximately $153.7 million. In addition, we are required to maintain tangible owner's equity of at least 65% which is tangible net worth over total assets. As of September 30, 2015, we had tangible owner's equity of approximately 81%. We are required to have working capital of at least $12 million. As of September 30, 2015, we had working capital of approximately $67.5 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of September 30, 2015, we had price protection in place for approximately 7% of our anticipated corn needs, 4% of our natural gas needs and 0% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,800,000	MMBTU	10%	$710,334
Ethanol	135,000,000	Gallons	10%	18,900,000
Corn	47,000,000	Bushels	10%	15,604,470

For comparison purposes, our sensitivity analysis for our third quarter of 2014 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	2,800,000	MMBTU	10%	$1,159,200
Ethanol	128,500,000	Gallons	10%	19,018,000
Corn	45,000,000	Bushels	10%	14,107,500

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Steven Core, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, all of the defendants in the case filed motions to dismiss the claims filed by Mr. Retterath and his son and dauthter-in-law. The Retteraths requested additional time to file responses to these motions to dismiss. The Florida court recently ordered the Retteraths to file their responses by December 2, 2015 and the Florida court will hold a hearing shortly after the responses are filed regarding the motions to dismiss.

Retterath Iowa Lawsuit

On August 14, 2013, the Company filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit is to enforce the terms of the repurchase agreement the Company executed with Mr. Retterath on June 13, 2013. The Company is asking the Iowa state court to require Mr. Retterath to perform his obligations under the repurchase agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. The Company believed that this removal was improper and as a result the Company moved to remand the case back to the Iowa state court in Polk County which was granted. Mr. Retterath answered the lawsuit in August 2014, denying the validity of the repurchase agreement. In addition, the Iowa state court has ruled in favor of Jason Retterath and Annie Retterath, the son and daughter-in-law of Steve Retterath, who sought to be added as parties to the Iowa state lawsuit. In February 2015, the Company filed a motion for summary judgment asking the Iowa state court to enforce the repurchase agreement. The Retteraths also filed motions for summary judgment asking the Iowa state court to find the repurchase agreement invalid. On October 16, 2015, the Iowa state court entered a ruling granting Homeland's motion for summary judgment and ordering Mr. Retterath to perform his obligations under the repurchase agreement. The Iowa state court ruled that the repurchase agreement is a valid and binding agreement. The Iowa state court also denied the summary judgment motions filed by Mr. Retterath and his son and daughter-in-law. Mr. Retterath and his son and daughter-in-law filed a motion requesting the Iowa state court clarify its ruling with respect to certain other claims the Retteraths made in the case.

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

The only remaining claim in the lawsuit alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on the single issue of inequitable conduct was held in October 2015 and the Company is currently awaiting the MDL Court's decision. If the defendants, including the Company, succeed in proving inequitable conduct, the patents at issue will be rendered unenforceable as will certain additional patents. No damages for infringement of an unenforceable patent can be awarded. Further, if the defendants successfully prove inequitable conduct, they will ask the Court to find the case exceptional and award the defendants their attorneys' fees. It is unknown whether GS Cleantech would appeal such a ruling.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 13, 2015	/s/ Steven Core
Steven Core
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2015	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)