Form 10-K
period 2015-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2016-02-25
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24, Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2015, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,777,000.

As of February 25, 2016, there were 90,445 membership units outstanding. On June 13, 2013, the registrant entered into an agreement with Steve Retterath, the registrant's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The registrant agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The registrant believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The registrant's position is that, as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the registrant. As a result, the registrant has recorded a $30 million short-term liability related to the amount the registrant agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the registrant agreed to repurchase from Mr. Retterath.

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

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Lower oil and gasoline prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower distillers grains prices which result from the Chinese antidumping investigation;

•	The impact of lower gasoline prices on ethanol prices and demand;

•	Changes in the availability and price volatility of corn and natural gas;

•	Decreases in the market price of ethanol, distiller grains and corn oil;

•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Our ability to continue to satisfy the financial covenants contained in our credit agreements with our lender;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry;

•	Overcapacity within the ethanol industry;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel; and

•	Competition in the ethanol industry from alternative fuels.

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

PART I

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

Mr. Retterath contends he is not bound by the agreement.  Our position is that, as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, we have recorded a $30 million short-term liability related to the amount we agreed to pay Mr. Retterath to repurchase his membership units and have correspondingly reduced members' equity on our balance sheet. If we are ultimately unsuccessful in our lawsuit against Mr. Retterath, the Company will reevaluate the accounting considerations made during the period of time that the lawsuit is pending.

On the scheduled closing date for the repurchase agreement, Mr. Retterath sued the Company along with several directors, our former CEO, CFO, COO, a former director and our outside legal counsel in Florida state court. This lawsuit was subsequently removed to federal court in the State of Florida and ultimately to federal court in the State of Iowa. The federal court in the State of Iowa dismissed the only federal claim in Mr. Retterath's lawsuit against the Company and remanded the case to Florida state court. We have a motion to dismiss this lawsuit pending in the Florida state court.

On February 18, 2015, we filed a motion for summary judgment asking the Iowa state court to rule that the repurchase agreement was valid and enforceable and ordering Mr. Retterath to perform his obligations pursuant to the repurchase agreement. Mr. Retterath along with his son and daughter-in-law filed motions for summary judgment asking the Iowa state court to rule that the repurchase agreement was invalid. The Iowa state court entered a ruling granting Homeland's motion for summary judgment and determined no membership vote was required as Mr. Retterath has contended. The Iowa state court also denied the summary judgment motions filed by Mr. Retterath and his son and daughter-in-law.

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

Product	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Ethanol	75%	79%	76%
Distiller Grains	22%	18%	21%
Corn Oil	3%	3%	3%

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, in recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encourage exports. During our 2015 fiscal year, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and Brazil in second. India, the Philippines, South Korea and the United Arab Emirates have also been top destinations. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the recent imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. In addition, the strong U.S. Dollar may have negatively impacted ethanol exports from the United States during 2015.

In 2011, the European Union launched antidumping and antisubsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the antisubsidy investigation and decided not to impose a tariff related to the antisubsidy portion of the investigation. However, the European Union decided to impose a tariff on ethanol imported from the United States based on the antidumping portion of the investigation. While this tariff has negatively impacted ethanol exports to the European Union, other countries have increased their ethanol imports. Further, some ethanol exports to the European Union have continued despite the tariff due to the relatively lower price of ethanol produced in the United States in 2015.

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

Distiller Grains

Distiller grains are primarily used as animal feed. Distiller grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distiller grains exports have increased in recent years as distiller grains have become a more accepted animal feed. The primary export markets for distiller grains are China, Mexico, South Korea, Vietnam and Canada. Demand for distiller grains from China decreased during the second half of 2014 when China announced in June 2014 that it would stop issuing import permits for distiller grains from the United States due to the presence in some shipments of a genetically modified corn trait not approved for import. This announcement was followed in July 2014 by a new certification requirement that distiller grains shipments to China were free of the genetically modified corn trait. Further, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015. In addition, on January 12, 2016, the Chinese government announced that it will commence an antidumping and countervailing duty investigation related to distillers grains imported from the United States. This investigation was initiated in November 2015 by Chinese distillers grain producers. This investigation will likely lead to a decrease in distillers grains exports to China in the short-term and may result in the imposition of tariffs by the Chinese in the long-term. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. We anticipate that the majority of our distillers grains will continue to be sold in the domestic market due to our plant's location, however, global distiller grains demand has an impact on domestic prices.

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

New Products and Services

We did not introduce any new products or services during our 2015 fiscal year.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers as well as raw material suppliers. As of November 13, 2015, the Renewable Fuels Association estimates that there are 214 ethanol production facilities in the United States with capacity to produce approximately 15.5 billion gallons of ethanol per year. According to RFA estimates, approximately 3% of the ethanol production capacity in the United States was not operating as of November 13, 2015. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,762	11%
POET Biorefining	1,626	10%
Valero Renewable Fuels	1,300	8%
Green Plains Renewable Energy	1,085	7%
Flint Hills Resources	820	5%

Updated: November 13, 2015

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

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. There are several commercial scale cellulosic ethanol production facilities either in production or in the construction phase which may be completed during 2016. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Sources and Availability of Raw Materials

Corn Supply

The major raw material required to produce ethanol, distiller grains and corn oil at our plant is corn. The ethanol plant is currently operating at a rate in excess of its nameplate capacity. We anticipate that we will require approximately 50 million bushels of corn per year to produce approximately 146 million gallons of ethanol per year. We buy as much corn as possible from local grain elevators and farmers. Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During 2015, the United States harvested another large corn crop, estimated to be the third largest corn crop on record. Further, due to the large corn crop which was harvested in the fall of 2014, there was a significant carryover of corn from the prior harvest. The large corn crop and higher carryover resulted in lower corn prices during our fourth fiscal quarter of 2015 and management anticipates that corn prices will remain lower during our 2016 fiscal year. However, if we experience unfavorable weather conditions, either throughout the United States or more locally in the corn area that serves the plant, we may experience higher corn prices and increased corn price volatility. Further, farmers may choose to plant less corn due to lower corn prices which could impact corn prices moving forward.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal Savings Bank ("Home Federal"). For our 2015 fiscal year, we received a waiver from Home Federal of our capital expenditures covenant in order to complete a series of plant upgrade projects designed to make our plant more efficient and competitive. In December 2015, we executed a loan amendment which removed our capital expenditures covenant. In addition, we anticipate continuing to conduct routine maintenance and repair activities at the ethanol plant. We anticipate using cash we generate from our operations and our revolving line of credit to finance these plant upgrade projects. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2016 fiscal year and beyond.

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

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM, Inc. ("ICM") to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.

The RFS statutory volume requirement for corn based ethanol is 14.4 billion gallons in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Previously, the EPA issued proposed renewable volume obligations pursuant to the RFS which were lower than these statutory requirements. On November 30, 2015, the EPA released its final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final renewable volume obligations reduced the corn-based ethanol use requirements pursuant to the RFS below the statutory requirements. Pursuant to the final renewable volume obligation release, the RFS requirement for corn-based ethanol was 13.61 billion gallons for 2014, 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016. Many in the ethanol industry believe that this significant departure from the statutory requirements for the RFS is not supported by the law and will have a significant negative impact on the ethanol industry. Recently, a lawsuit was filed challenging the EPA's final renewable volume obligation release.

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

Most ethanol that is used in the United States is sold in a fuel blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 137 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.7 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

The European Union concluded an antidumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff could result in decreased exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2015, we incurred costs and expenses of approximately $195,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $185,000 for compliance with environmental laws for our fiscal year ended December 31, 2016.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Employees

As of December 31, 2015, we had 47 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2015, 2014 and 2013 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers that decide where our products are marketed and we have limited control over the marketing decisions made by our marketers. Our marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distiller grains are exported to China, Mexico, South Korea, Vietnam and Canada and the United States ethanol industry exported significant amounts of ethanol to Canada, Brazil, India, the Philippines, South Korea and the United Arab Emirates. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

The spread between ethanol and corn prices can vary significantly which can negatively impact our financial condition. Our only source of revenue comes from sales of our ethanol, distiller grains and corn oil. The primary raw materials we use to produce our ethanol, distiller grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past, and management anticipates that this spread will likely continue to be volatile in the future. Due to the change in the ethanol use requirement in the RFS, demand for ethanol may be lower during our 2016 fiscal year which could result in tighter operating margins. In addition, lower gasoline prices have resulted in lower ethanol prices which has negatively impacted the spread between the price we receive for our ethanol and corn prices. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant which could decrease the value of our units.

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

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation. China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it will commence an antidumping and countervailing duty investigation related to distillers grains imported from the United States. During the investigation, it is likely that distillers grains exports to China will be reduced, regardless of whether China ends up instituting a tariff on distillers grains produced in the United States and exported to China. Further, if China introduces a tariff on distillers grains produced in the United States and exported to China, it could remove the largest source of export demand for distillers grains. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

Additional Iranian oil may enter the market and negatively impact gasoline and ethanol prices. Recently, the United States lifted sanctions on Iran which previously prevented Iranian oil from being imported into the United States. Further, many other nations had similar bans on Iranian oil which prevented Iran from exporting a significant amount of oil into the world market. However, as a result of the lifting of sanctions, additional Iranian oil may be introduced into the world market which could result in lower oil prices. These Iranian oil exports come at a time when oil prices are very low and world supplies of oil are high. The lower priced oil has resulted in lower priced gasoline, which has negatively impacted ethanol prices and demand. If these lower gasoline prices continue, it could negatively impact our ability to profitably operate the ethanol plant.

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. During 2014, the ethanol industry experienced difficulty transporting ethanol by rail, the primary manner in which our ethanol is transported to the market. During winter months, rail transportation can be slowed due to poor weather. If we are unable to transport our ethanol by rail, it may require that we reduce production or cease production altogether. Further, our ethanol inventory may increase due to the difficulty we may experience shipping our ethanol which can impact our financial performance.

Management anticipates that slower railcar shipments may reoccur in the future until the rail transportation capacity in the United States increases. Delays in shipping our products could have a negative impact on our financial performance which could negatively impact our ability to operate the ethanol plant profitably.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. Our ability to operate the ethanol plant requires us to purchase a sufficient amount of corn throughout the year in order to continuously operate the ethanol plant. If we are unable to secure the corn we require, either now or in the future, it could negatively impact our operations. We do not expect to encounter difficulty purchasing the corn we require due to the fact that the corn crop harvested in the fall of 2015 was the third largest on record and there was a significant corn carryover from the 2014 corn crop, however, shortages of corn could develop during the year or in future years. If we are unable to secure the corn we require to continue to operate the ethanol plant, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 137 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.7 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. In addition, restrictions on the evaporative emissions of E15 during the summer months can limit the availability of E15 in some markets. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of November 13, 2015, there are 214 ethanol plants in the United States with capacity to produce approximately 15.5 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 3% of the ethanol production capacity in the United States was idled as of November 13, 2015. Further, ethanol demand may not increase past approximately 13.7 billion gallons of ethanol due to the blend wall unless higher percentage blends of ethanol are approved by the EPA for use in all standard (non-flex fuel) vehicles. While the United States is currently exporting some ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

Risks Related to Regulation and Governmental Action

On November 30, 2015 the EPA released its final renewable volume obligations for corn-based ethanol under the RFS which is lower than the statutory requirements. On November 30, 2015, the EPA released its final renewable volume obligations under the RFS for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS requires the use of 14.40 billion gallons of conventional biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Pursuant to the EPA regulation, the requirement for conventional biofuels in 2014 was 13.61 billion gallons, 14.05 billion gallons in 2015 and 14.5 billion gallons in 2016. This is a significant reduction in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand and is expected to result in reduced operating margins in the future. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. There have also been proposals in Congress to reduce or eliminate the RFS. If the EPA further reduces the RFS requirements for corn-based ethanol such as the ethanol we produce or if the RFS were to be otherwise reduced or eliminated by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

The California Low Carbon Fuel Standard may decrease demand for corn-based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn-based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn-based ethanol to California, it could significantly reduce demand for the ethanol we produce. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

ITEM 3. LEGAL PROCEEDINGS.

Retterath Florida Lawsuit

On August 1, 2013, Steve Retterath, the Company's largest investor and a former member of the Company's board of directors filed a lawsuit in the Florida Circuit Court located in Palm Beach County, Florida. The lawsuit was subsequently removed to federal court in Florida. In the lawsuit, Mr. Retterath sued the Company, Pat Boyle, Maurice Hyde, Christine Marchand, Mathew Driscoll, Leslie Hansen, and Chad Kuhlers, each members of the Company's board of directors, Walter Wendland, the Company's former Chief Executive Officer, David Finke, the Company's Chief Financial Officer and Kevin Howes, the Company's Chief Operating Officer. Mr. Retterath also sued James Boeding, a former director and the Company's outside legal counsel, Joseph Leo and the BrownWinick Law Firm. Mr. Retterath is claiming that certain actions taken by the Company violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws and violations of Florida's deceptive and unfair trade practices statutes. Mr. Retterath claims an unspecified damage in excess of $30 million in monetary damages. The Florida court ruled in favor of the Company's motion to transfer the case to Iowa. Each of the defendants filed motions to dismiss the lawsuit and Mr. Retterath filed a motion for partial summary judgment in the case. The Federal Court in Iowa ruled in favor of the defendants and dismissed the federal claims in this lawsuit. Further, the Federal Court declined jurisdiction to hear the other state law matters in the case and remanded those claims back to Florida state court.

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

Recently, all of the defendants in the case filed motions to dismiss the claims filed by Mr. Retterath and his son and dauthter-in-law. This issue has been fully briefed by the parties and we are waiting for the Florida state court to set a hearing date for the motions to dismiss.

Retterath Iowa Lawsuit

On August 14, 2013, the Company filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit is to enforce the terms of the repurchase agreement the Company executed with Mr. Retterath on June 13, 2013. The Company is asking the Iowa state court to require Mr. Retterath to perform his obligations under the repurchase agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. The Company believed that this removal was improper and as a result the Company moved to remand the case back to the Iowa state court in Polk County which was granted. Mr. Retterath answered the lawsuit in August 2014, denying the validity of the repurchase agreement. In addition, the Iowa state court permitted Jason Retterath and Annie Retterath, the son and daughter-in-law of Steve Retterath, to be added as parties to the Iowa state lawsuit. In February 2015, the Company filed a motion for summary judgment asking the Iowa state court to enforce the repurchase agreement. The Retteraths also filed motions for summary judgment asking the Iowa state court to find the repurchase agreement invalid. On October 16, 2015, the Iowa state court entered a ruling granting Homeland's motion for summary judgment and determined no membership vote was required as Mr. Retterath has contended. The Iowa state court also denied the summary judgment motions filed by Mr. Retterath and his son and daughter-in-law.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of February 25, 2016, we had 90,445 units outstanding and approximately 1,275 total members. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is that, as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2014	$1,040	$1,100	$1,070	50
Second Quarter 2014	$1,075	$1,400	$1,285	125
Third Quarter 2014	$1,400	$1,450	$1,419	65
Fourth Quarter 2014	$1,600	$1,800	$1,680	50
First Quarter 2015	$1,500	$1,800	$1,687	455
Second Quarter 2015	$1,500	$1,800	$1,600	110
Third Quarter 2015	$1,600	$1,850	$1,752	82
Fourth Quarter 2015	$1,500	$1,800	$1,705	233

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

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2014	$1,750	$1,750	$1,750	100
Second Quarter 2014	$1,200	$1,200	$1,200	25
Third Quarter 2014	$1,650	$2,500	$2,075	82
Fourth Quarter 2014	$1,900	$2,500	$2,133	285
First Quarter 2015	$1,800	$2,400	$2,015	627
Second Quarter 2015	$1,600	$2,400	$2,112	277
Third Quarter 2015	$1,800	$2,100	$1,879	175
Fourth Quarter 2015	$1,800	$2,100	$1,923	173

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2014	$1,150	$1,150	$1,150	50
Second Quarter 2014	$1,000	$1,450	$1,196	295
Third Quarter 2014	$1,425	$1,700	$1,593	347
Fourth Quarter 2014	$—	$—	$—	—
First Quarter 2015	$1,625	$1,625	$1,625	100
Second Quarter 2015	$1,600	$1,600	$1,600	15
Third Quarter 2015	$1,800	$1,800	$1,800	22
Fourth Quarter 2015	$1,800	$1,600	$1,708	44

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

Distributions

We paid distributions to our members in each of our last two fiscal years. Our board of directors paid three distributions during our 2015 fiscal year for a total of $362 per membership unit with total distributions equaling $23,379,770. Our board of directors paid three distributions during our 2014 fiscal year for a total of $618 per membership unit with total distributions equaling $39,913,530. No distributions were paid to the contested membership units which are subject to the Retterath litigation. Our board of directors has discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility and restrictions under Iowa law. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

Performance Graph

The following graph shows a comparison of cumulative total member return since December 31, 2010, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2010. Data points on the graph are quarterly. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2013, 2012 and 2011 and the selected income statement data and other financial data for the years ended December 31, 2012 and 2011 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of December 31, 2015 and 2014 and the selected income statement data and other financial data for each of the years in the three year period ended December 31, 2015 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	2015	2014	2013	2012	2011
Total Revenue	$269,970,953	$330,436,817	$400,211,785	$359,242,777	$419,312,560
Net Income	24,511,283	68,615,951	28,233,908	494,765	36,353,768
Net Income Per Unit	379.52	1,062.41	359.48	5.47	401.94
Distributions Declared Per Unit	362.00	618.00	131.00	133.00	79.00
Total Assets	186,992,229	188,507,073	174,078,126	141,847,168	157,089,094
Long-term Liabilities	350,059	419,904	15,303,526	1,268,793	246,488
Members' Equity	148,980,824	147,849,311	119,146,890	129,373,617	140,692,427

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal Years Ended December 31, 2015 and 2014

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$269,970,953	100.0	$330,436,817	100.0

Cost of goods sold	242,628,553	89.9	257,702,030	78.0

Gross profit	27,342,400	10.1	72,734,787	22.0

Selling, general and administrative expenses	3,618,821	1.3	4,694,794	1.4

Operating income	23,723,579	8.8	68,039,993	20.6

Other income (expense)	787,704	0.3	575,958	0.2

Net income	$24,511,283	9.1	$68,615,951	20.8

Revenue

Our total revenue for our 2015 fiscal year was approximately 18% less than our total revenue for our 2014 fiscal year. Management attributes this decrease in revenue primarily with lower average prices for our products partially offset by increased production and sales during the 2015 period. Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

For our 2015 fiscal year, our total ethanol revenue decreased by approximately 23% compared to our 2014 fiscal year due to lower average ethanol prices partially offset by increased ethanol sales. The average price we received for our ethanol during our 2015 fiscal year was approximately 29% less than during our 2014 fiscal year. Management attributes this decrease in ethanol prices with lower gasoline prices along with uncertainty regarding ethanol demand under the RFS during our 2015 fiscal year. In the past, the price of ethanol was significantly less than the price of gasoline, which resulted in fuel blenders using more ethanol than they were required to use under the RFS because of the benefits ethanol provides. For example, ethanol is a significant source of octane which is attractive to fuel blenders. However, when gasoline prices declined significantly and the spread between the price of ethanol and gasoline was smaller, ethanol demand from fuel blenders was decreased which negatively impacted ethanol prices. In addition, the EPA signaled that it was going to reduce the amount of corn-based ethanol required to be used under the RFS which management believes negatively impacted ethanol demand and prices. At the end of November 2015, the EPA released its final rules and reduced the renewable volume obligation for corn-based ethanol under the RFS which further reduced ethanol prices and demand.

Management anticipates that ethanol prices will remain lower during our 2016 fiscal year due to anticipated low gasoline prices, especially if Iranian oil returns to the world market. While ethanol exports have provided some support for ethanol prices, especially as ethanol prices have been reduced, these ethanol exports do not provide the same level of consistent demand that domestic use provides. As a result, ethanol exports may decrease during our 2016 fiscal year which could negatively impact ethanol prices in the United States. Management anticipates that the lower ethanol prices may lead to tight operating margins during our 2016 fiscal year. Management believes that our ethanol plant is a lower cost producer of ethanol which may allow us to withstand these lower operating margins for longer than other ethanol producers.

We sold approximately 9% more gallons of ethanol during our 2015 fiscal year compared to the same period of 2014. Management attributes this increase in total production of ethanol with improved operating efficiency and plant performance during the 2015 period along with decreased production during our 2014 fiscal year due to rail logistics issues we experienced primarily during our first quarter of 2014 which reduced our total production and sales during that time. Management anticipates that our ethanol production during our 2016 fiscal year will be higher than during our 2015 fiscal year due to capital improvement projects we have been undertaking designed to increase our production capacity. However, if the ethanol industry experiences unfavorable operating margins during our 2016 fiscal year, it is possible that we may be forced to reduce production based on these market conditions.

In addition to the lower ethanol revenue, our total distiller grains revenue was lower during our 2015 fiscal year compared to the same period of 2014. Our total distiller grains revenue was approximately 1% less during our 2015 fiscal year compared to the same period of 2014 primarily due to lower distiller grains prices. We sold approximately 11% more tons of distiller grains during our 2015 fiscal year compared to the same period of 2014 due to increased production during the 2015 period. The average prices we received for our distiller grains were lower during our 2015 fiscal year compared to the same period of 2014 due primarily to lower market corn prices and increased corn supplies. We primarily sell our distiller grains in the dried form based on market conditions which favor this product, however we still sell a small portion of our distillers grains in the modified/wet form. The average price we received per ton of dried distiller grains sold decreased by approximately 10% during our 2015 fiscal year compared to the same period of 2014. Since distiller grains are primarily used as an animal feed substitute for corn and soybean meal, the price of distiller grains is impacted by these competing products. When soybean and corn supplies increase and the prices of these commodities are lower, it negatively impacts the price we receive for our distiller grains. Management anticipates continued lower corn and soybean prices which may result in lower distiller grains prices. However, if ethanol producers slow or cease production, it may increase demand for distiller grains since many animal feeders rely on a certain amount of distiller grains in their feed rations. It can be difficult to adjust these feed rations in the short term which can result in higher distiller grains prices when the market supply of distiller grains is lower.

Our revenue from corn oil sales was less during our 2015 fiscal year compared to the same period of 2014, due to lower corn oil prices partially offset by an increase in the total pounds of corn oil sold. The average price we received for our corn oil during our 2015 fiscal year was approximately 17% less than the average price we received during the same period of 2014. Management attributes this decrease in corn oil prices with a combination of increased corn oil production by the ethanol industry along with lower corn oil demand. In addition, management believes corn oil demand was negatively impacted by the loss of the biodiesel blenders' credit since the biodiesel industry is a major source of corn oil demand. However, the biodiesel blenders' credit was renewed at the end of 2015 through 2016 which management believes will positively impact corn oil prices.

We produced approximately 18% more pounds of corn oil during our 2015 fiscal year compared to the same period of 2014. Management attributes this increase in corn oil production with increased production by the ethanol plant generally along with an increase in the amount of corn oil contained in the corn we used during our 2015 fiscal year compared to the corn we used during our 2014 fiscal year. The corn we used during our 2015 fiscal year contained more corn oil and the corn oil was easier to separate compared to the corn we used during our 2014 fiscal year. This change in the corn we used resulted in increased corn oil extraction efficiency which positively impacted our total corn oil production.

Management anticipates that corn oil prices may rebound slightly during our 2016 fiscal year due to anticipated increased biodiesel production since the tax credit which supported biodiesel production was renewed for 2016. However, management believes that corn oil production capacity still exceeds demand which may continue to negatively impact corn oil prices. Further, management anticipates stronger corn oil production during our 2016 fiscal year which could negatively impact corn oil prices.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was approximately 6% less during our 2015 fiscal year compared to the same period of 2014 due to lower corn and natural gas prices partially offset by higher corn and natural gas consumption.

The average price we paid per bushel of corn was approximately 12% lower during our 2015 fiscal year compared to our 2014 fiscal year. Management attributes this decrease in the average price we paid per bushel of corn with lower market corn prices throughout our 2015 fiscal year compared to our 2014 fiscal year. Management attributes the decrease in market corn prices with a strong corn crop during the fall of 2015 along with a record corn crop harvested in the fall of 2014 which resulted in a large corn carryover. Management anticipates that corn prices will remain lower during our 2016 fiscal year due to the large corn supply and relatively stable corn demand, especially because the corn-based ethanol use requirement in the RFS was set at a level below the statutory standard for 2014, 2015 and 2016. In addition to the lower corn prices, our cost of goods sold was lower during our 2015 fiscal year due to approximately $2.0 million in combined realized and unrealized gains on our corn risk management positions which reduced our cost of goods sold during our 2015 fiscal year. During our 2014 fiscal year we experienced a combined realized and unrealized gain on our risk management positions of approximately $4.5 million which reduced our cost of goods sold during our 2014 fiscal year.

We purchased approximately 6% more bushels of corn during our 2015 fiscal year compared to our 2014 fiscal year. Management attributes this increase in corn consumption with increased production during the 2015 period, partially offset by an improvement in our corn to ethanol conversion ratio. Management anticipates that our corn consumption will be comparable during our 2016 fiscal year to our 2015 fiscal year.

During our 2015 fiscal year, the average price we paid per MMBtu of natural gas was approximately 43% less compared to our 2014 fiscal year. Management attributes this decrease in natural gas prices to unusually high natural gas prices during our 2014 fiscal year due to a longer and colder winter which resulted in natural gas price spikes, especially during our first two quarters of our 2014 fiscal year. Natural gas supplies returned to a more normal level in the second half of our 2014 fiscal year and the winter months during our 2015 fiscal year were much milder than the previous year which maintained lower natural gas demand during our 2015 fiscal year. We expect higher natural gas prices during winter months due to annual increases in natural gas transportation costs. Management anticipates relatively stable natural gas prices during our 2016 fiscal year unless a supply disruption were to occur which negatively impacts market natural gas supplies. We consumed approximately 4% more natural gas during our 2015 fiscal year compared to the same period of 2014 primarily due to increased production at the ethanol plant. We expect our natural gas consumption to continue to track our total production during our 2016 fiscal year.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were lower during our 2015 fiscal year compared to our 2014 fiscal year due primarily to less legal expenses we incurred related to the various lawsuits in which we are involved.

Other Income (Expense)

We had no interest expense during our 2015 fiscal year compared to approximately $129,000 in interest expense during the same period of 2014 because we had no amounts outstanding on our debt instruments during our 2015 fiscal year compare to our 2014 fiscal year when we had borrowing on a term loan we secured to finance a portion of the Retterath repurchase. This loan was repaid during the second quarter of our 2014 fiscal year. We had less interest income during our 2015 fiscal year compared to the same period of 2014 due to having less cash on hand during the 2015 period due to our reduced profitability compared to our 2014 fiscal year. We had more other income during our 2015 fiscal year compared to the same period of 2014 primarily due to having more investment income from our investment in RPMG, our ethanol and corn oil marketer along with unrealized gains we had on trading securities we purchased with additional cash we had available during our 2014 fiscal year.

Comparison of Fiscal Years Ended December 31, 2014 and 2013

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$330,436,817	100.0	$400,211,785	100.0

Cost of goods sold	257,702,030	78.0	368,758,166	92.1

Gross profit	72,734,787	22.0	31,453,619	7.9

Selling, general and administrative expenses	4,694,794	1.4	3,380,466	0.8

Operating income	68,039,993	20.6	28,073,153	7.0

Total other income (expense)	575,958	0.2	160,755	—

Net income	$68,615,951	20.8	$28,233,908	7.1

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were higher during our 2014 fiscal year compared to our 2013 fiscal year due primarily to legal expenses we incurred related to the various lawsuits in which we are involved.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2015

Balance Sheet Data	December 31, 2015	December 31, 2014
Total current assets	$76,603,773	$78,792,392
Total property and equipment	105,720,228	105,218,605
Total other assets	4,668,228	4,496,076
Total Assets	$186,992,229	$188,507,073

Total current liabilities	$37,661,346	$40,237,858
Total long-term liabilities	350,059	419,904
Total members' equity	148,980,824	147,849,311
Total Liabilities and Members' Equity	$186,992,229	$188,507,073

We had less cash on hand at December 31, 2015 compared to December 31, 2014 due to our decreased profitability during our 2015 fiscal year compared to our 2014 fiscal year. In addition, we had approximately $40.7 million in marketable trading securities at December 31, 2015 compared to approximately $32.2 million at December 31, 2014. A portion of our marketing trading securities during each period is being held to complete the Retterath unit repurchase. The value of our accounts receivable was higher at December 31, 2015 compared to December 31, 2014 due to the timing of our product shipments compared to the end of our fiscal year as we were awaiting payment for more of our finished products at the end of our 2015 fiscal year compared to the end of our 2014 fiscal year. The value of our inventory was lower at December 31, 2015 compared to December 31, 2014 due to decreased finished goods and corn inventory at December 31, 2015 compared to December 31, 2014. We had more prepaid and other assets at December 31, 2015 compared to December 31, 2014 due to increases in our spare parts inventory and motor fuel tax receivables.

The value of our plant equipment and buildings was higher at December 31, 2015 compared to December 31, 2014 primarily due to a number of capital improvement projects we were constructing during our 2015 fiscal year. Our net property and equipment was slightly higher at December 31, 2015 compared to December 31, 2014 due to the net effect of our capital improvement projects offset by our regular depreciation. We had approximately $2.5 million in construction in progress at December 31, 2015 related to our investments in fermentation and corn oil projects.

Our other assets were higher at December 31, 2015 compared to December 31, 2014 due to an increase in the value of the investment we made in RPMG, LLC, an affiliate of our ethanol and corn oil marketer. We continue to amortize certain utility rights associated with construction of the ethanol plant.

Our accounts payable was lower at December 31, 2015 compared to December 31, 2014 primarily due to less corn payables due to lower corn prices. In addition, at the end of our 2014 fiscal year, we had a payable to RPMG, our ethanol market, related to certain ethanol overpayments we received during December 2014 which resulted from the falling price of ethanol during that time. RPMG makes payments to us during each month based on an estimate of the selling price of our ethanol. When ethanol prices decrease significantly, like they did during December 2014, it results in an overpayment by our ethanol marketer which we are required to repay. This overpayment resulted in an increase in our accounts payable on December 31, 2014. We had a $30 million liability as of December 31, 2015 and 2014 related to the membership unit repurchase agreement. Our accrued expenses were lower at December 31, 2015 compared to December 31, 2014 because our payroll payable was lower at the end of our 2015 fiscal year compared to the end of our 2014 fiscal year due to decreased year-end bonuses during our 2015 fiscal year.

We had less long-term liabilities at December 31, 2015 compared to December 31, 2014 due to vesting payments of previously deferred employee bonuses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2015, we had $20 million available pursuant to our revolving loans and approximately $20.3 million in cash plus approximately $10.7 million in unrestricted trading securities. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the fiscal years ended December 31, 2015 and 2014:

	2015	2014
Net cash provided by operating activities	$30,625,497	$83,715,006
Net cash (used in) investing activities	(19,511,889)	(34,692,907)
Net cash (used in) financing activities	(23,379,770)	(54,990,211)
Cash at beginning of period	32,522,840	38,490,952
Cash at end of period	$20,256,678	$32,522,840

Cash Flow From Operations

Our operations generated less cash during our 2015 fiscal year compared to the same period of 2014 primarily due to having less net income during the 2015 fiscal year.

Cash Flow From Investing Activities

We used less cash for purchases of trading securities during our 2015 fiscal year compared to our 2014 fiscal year. We used more cash for equipment and construction purchases during our 2015 fiscal year compared to our 2014 fiscal year due to a number of capital projects which were ongoing during our 2015 fiscal year. During our 2015 fiscal year, our primary capital additions were ethanol load-out, storage and fermentation projects. During our 2014 fiscal year, our primary capital project was installation of an additional hammer mill.

Cash Flow From Financing Activities

Financing activities used less cash during our 2015 fiscal year compared to the same period of 2014. During our 2015 fiscal year, we paid a smaller distribution compared to our 2014 fiscal year which used less cash. In addition, we had more debt repayments during our 2014 fiscal year compared to our 2015 fiscal year which increased the cash we used during our 2014 fiscal year.

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

Cash Flow From Operations

Our operations generated more cash during our 2014 fiscal year compared to the same period of 2013, primarily due to having more net income during the 2014 fiscal year. We also experienced a change in our accounts receivable which provided cash for our operations during our 2014 fiscal year.

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

Cash Flow From Financing Activities

Financing activities used more cash during our 2014 fiscal year compared to the same period of 2013 primarily due to cash we used to pay off our long-term debts during our 2014 fiscal year. We also made distributions to our members during our 2014 fiscal year. During our 2013 fiscal year, we received more cash from our long-term debt than we paid and we had a much smaller distribution of cash to our members.

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

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan, on which date the unpaid principal balance of the term revolving loan becomes due. As of December 31, 2015, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of December 31, 2015 at a rate of 3.34% per year.

2014 Term Loan

On February 24, 2014, we executed amended loan agreements with Home Federal pursuant to which Home Federal loaned us $15 million. The $15 million loan was structured as a term loan with a maturity date of March 1, 2019. The purpose of this term loan was to offset our liability associated with the Retterath repurchase agreement. The proceeds of this loan were placed in a separate account to fund the amounts due to Mr. Retterath pursuant to the repurchase agreement. Interest accrued on the term loan at an annual rate of 310 basis points in excess of LIBOR, adjusted monthly. We agreed to make equal monthly payments of principal and accrued interest of approximately $271,600. As of December 31, 2015, we had $0 outstanding on the term loan.

If we fail to make a payment of principal or interest on any loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of December 31, 2015, we were in compliance with all of our debt covenants and financial ratios. Our required financial covenant as of December 31, 2015 along with our calculated financial covenant as of December 31, 2015 are set forth below.

Covenant	Required Covenant at December 31, 2015	Actual Calculation at December 31, 2015
Working Capital	$27,500,000	$62,505,686

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of December 31, 2015:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Debt Obligations	$350,000	$350,000	$—	$—	$—
Operating Lease Obligations	2,680,000	1,663,000	1,017,000	—	—
Purchase Obligations	12,308,000	3,787,000	8,521,000	—	—
Total Contractual Cash Obligations	$15,338,000	$5,800,000	$9,538,000	$—	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we had no amounts outstanding on variable interest debt as of December 31, 2015. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of December 31, 2015, we had price protection in place for approximately 7% of our anticipated corn needs, 13% of our natural gas needs and approximately 4% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	2,880,000	MMBTU	10%	$(849,600)
Ethanol	150,000,000	Gallons	10%	(19,200,000)
Corn	47,000,000	Bushels	10%	(16,356,000)

For comparison purposes, our sensitivity analysis for our 2014 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,132,000	MMBTU	10%	$(1,274,724)
Ethanol	130,560,000	Gallons	10%	(19,714,560)
Corn	42,000,000	Bushels	10%	(16,044,000)

PART 8.        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Homeland Energy Solutions, LLC

We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC as of December 31, 2015 and 2014, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
February 25, 2016

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,256,678	$32,522,840
Trading securities	40,730,621	32,220,801
Accounts receivable	4,875,102	1,248,484
Derivative instruments	705,549	1,304,697
Inventory	7,653,149	9,517,127
Prepaid and other	2,382,674	1,978,443
Total current assets	76,603,773	78,792,392

PROPERTY AND EQUIPMENT
Land and improvements	22,539,771	22,539,771
Buildings	5,684,546	5,528,027
Equipment	149,732,809	140,904,830
Construction in progress	2,518,695	440,875
	180,475,821	169,413,503
Less accumulated depreciation	74,755,593	64,194,898
Total property and equipment	105,720,228	105,218,605

OTHER ASSETS
Utility rights, net of amortization of $1,182,829 and $1,046,441	1,125,200	1,261,588
Other assets	3,543,028	3,234,488
Total other assets	4,668,228	4,496,076

TOTAL ASSETS	$186,992,229	$188,507,073

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2015	December 31, 2014
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,522,326	$9,000,883
Due to former member	30,000,000	30,000,000
Accrued expenses	1,139,020	1,236,975
Total current liabilities	37,661,346	40,237,858

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Other liabilities	350,059	419,904
Total long-term liabilities	350,059	419,904

MEMBERS' EQUITY (64,585 units issued and outstanding)	148,980,824	147,849,311

TOTAL LIABILITIES AND MEMBERS' EQUITY	$186,992,229	$188,507,073

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2015, 2014, and 2013

	December 31, 2015	December 31, 2014	December 31, 2013

Revenue	$269,970,953	$330,436,817	$400,211,785

Costs of goods sold	242,628,553	257,702,030	368,758,166

Gross profit	27,342,400	72,734,787	31,453,619

Selling, general and administrative expenses	3,618,821	4,694,794	3,380,466

Operating income	23,723,579	68,039,993	28,073,153

Other income (expense)
Interest expense	—	(129,480)	(60,230)
Interest income	9,322	23,460	11,506
Other income	778,382	681,978	209,479
Total other income (expense)	787,704	575,958	160,755

Net Income	$24,511,283	$68,615,951	$28,233,908

Basic & diluted net income per capital unit	$379.52	$1,062.41	$359.48

Distribution per capital unit	$362.00	$618.00	$131.00

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585	78,542

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2015, 2014 and 2013

Members
Equity
Balance, December 31, 2012	$129,373,617
Committed 25,860 membership units to be redeemed	(30,000,000)
Distributions	(8,460,635)
Net Income	28,233,908
Balance, December 31, 2013	119,146,890
Distributions	(39,913,530)
Net Income	68,615,951
Balance, December 31, 2014	147,849,311
Distributions	(23,379,770)
Net Income	24,511,283
Balance, December 31, 2015	$148,980,824

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2015, 2014, and 2013

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,511,283	$68,615,951	$28,233,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,697,083	10,476,150	10,445,877
Unrealized loss (gain) on risk management activities	599,148	(123,922)	160,506
Unrealized (gain) on trading securities	(275,789)	(19,974)	—
Change in working capital components:
Accounts receivable	(3,626,618)	6,236,402	(5,099,248)
Inventory	1,863,978	(2,119,394)	2,257,999
Prepaid expenses and other	(404,231)	(76,733)	36,256
Accounts payable and other accrued expenses	(2,739,357)	726,526	(1,756,304)
Net cash provided by operating activities	30,625,497	83,715,006	34,278,994

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(8,234,031)	(32,200,827)	—
Payments for equipment and construction in progress	(10,969,318)	(1,968,649)	(2,399,329)
Proceeds from sale of equipment	—	17,054	—
Increase in other assets	(308,540)	(540,485)	(1,009,857)
Net cash (used in) investing activities	(19,511,889)	(34,692,907)	(3,409,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(23,379,770)	(39,913,530)	(8,460,635)
Payments for debt issuance costs	—	(76,681)	—
Proceeds from long-term borrowings	—	30,000,000	130,350,000
Payments on long-term borrowings	—	(45,000,000)	(116,350,000)
Net cash provided by (used in) financing activities	(23,379,770)	(54,990,211)	5,539,365

Net increase (decrease) in cash	(12,266,162)	(5,968,112)	36,409,173

Cash and Cash Equivalents - Beginning	32,522,840	38,490,952	2,081,779
Cash and Cash Equivalents - Ending	$20,256,678	$32,522,840	$38,490,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$130,841	$61,381
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to property and equipment	$93,000	$—	$213,989
Commitment to redeem membership units	$—	$—	$30,000,000
See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Notes to Financial Statements

1.	Nature of Business and Significant Accounting Policies

Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution throughout the United States. The Company has capacity to produce in excess of 145 million gallons annually and sells distillers dried grains and corn oil as byproducts of ethanol production.

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

Trading Securities
Investments bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are measured at fair value using prices obtained from pricing services. Any interest, dividends, and unrealized or realized gains and losses on the trading securities are recorded as part of other income (expense).

At December 31, 2015, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $41,157,000 and fair value of $40,731,000. At December 31, 2014, trading securities consisted of short term bond mutual funds with an approximate cost of $31,201,000 and fair value of $32,221,000. For the fiscal years ended December 31, 2015 and 2014, the Company recorded interest, dividends and realized and unrealized gains and losses from these investments of approximately $276,000 and $20,000, respectively.

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

Inventories
Inventories are generally valued at the lower of cost (first-in, first-out) or net realizable value.  In the valuation of inventories and purchase and sale commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.

Homeland Energy Solutions, LLC
Notes to Financial Statements

Property and Equipment
Property and equipment are stated at cost. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at cost. The Company uses the straight-line method of computing depreciation over the estimated useful lives as follows.

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

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas are included as a component of cost of goods sold and derivative contracts related to ethanol are included as a component of revenues in the accompanying financial statements. The fair values of all contracts with the same counter party are presented net on the accompanying balance sheet as derivative instruments net of cash due from/to broker.

Utility Rights
Utility rights consist of payments to electric and natural gas companies for construction in aid of electric and gas lines to the facility but the Company retains no ownership rights to the assets. The utility rights are amortized on a straight-line basis over 15 years based on the estimate normal usage of such infrastructure.

Homeland Energy Solutions, LLC
Notes to Financial Statements

At December 31, 2015, the Company anticipates the following amortization of utility rights for the twelve month periods ended December 31:

2016	$136,000
2017	136,000
2018	136,000
2019	136,000
2020	136,000
Thereafter	445,000
Total amortization	$1,125,000

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

Management has evaluated the Company's tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities for the years before 2012.

Committed Shares to be Redeemed
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the membership units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. Due to all conditions of the agreement being met prior to, or on, August 1, 2013, the Company believes that it has a binding agreement with Mr. Retterath; as such the commitment to repurchase and retire the membership units is reflected in the financial statements as if the transaction had closed on August 1, 2013. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013.

Net Income per Unit
Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the twelve months ended December 31, 2015, 2014 and 2013 would be $271.01, $758.65, and $312.17, respectively.

Homeland Energy Solutions, LLC
Notes to Financial Statements

Environmental Liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2015, 2014, or 2013.

Fair Value
Financial instruments include cash and equivalents, trading securities, receivables, accounts payable, accrued expenses, long-term debt and derivative instruments. The fair value of trading securities and derivative financial instruments is based on quoted market prices (see Note 8). The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments (Level 3).

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the twelve months ended December 31, 2015, ethanol sales averaged approximately 75% of total revenues, while approximately 22% of revenues were generated from the sale of distiller grains and 3% of revenues were generated from the sale of corn oil. For the twelve months ended December 31, 2015, corn costs averaged approximately 78% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Raw Materials	$5,030,182	$5,962,251
Work in Process	1,428,646	1,402,369
Finished Goods	1,194,321	2,152,507
Totals	$7,653,149	$9,517,127

Homeland Energy Solutions, LLC
Notes to Financial Statements

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

Term Revolving Loan
The Company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.34% on December 31, 2015. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. The balance outstanding on the term revolving loan as of December 31, 2015 and December 31, 2014 was $0 and $0 respectively.

Covenants
In addition, during the term of the Loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the Loans and/or the imposition of fees, charges or penalties.

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

Other Matters
The Company purchases corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2015, 2014 and 2013 from these companies and individuals totaled approximately $5,977,000, $4,187,000 and $4,347,000, respectively. Amounts due to those members was $0 as of December 31, 2015 and 2014.

Previously, the Company had an agreement with Golden Grain Energy, LLC (Golden Grain), a member of the Company, for management services. Pursuant to the agreement, Homeland Energy and Golden Grain agreed to share management services in an effort to reduce the costs of administrative overhead. Homeland Energy and Golden Grain have agreed to split the compensation costs associated with each of the employees covered by the agreement. This agreement was terminated on May 16, 2014. For the years ended December 31, 2015, 2014, and 2013 the Company incurred net costs of approximately $0, $47,000 and $139,000, respectively related to this agreement.

Homeland Energy Solutions, LLC
Notes to Financial Statements

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers
The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of December 31, 2015, the Company had commitments to sell approximately 6 million gallons at various fixed prices and 30 million gallons at basis price levels indexed against exchanges for delivery through March 31, 2016.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2015, the Company had commitments to sell approximately 2 million pounds at various fixed and basis price levels indexed against exchanges for delivery through January 31, 2016.

The Company also has an investment in RPMG, LLC, included in other assets, totaling approximately $2,837,000 and $2,646,000 as of December 31, 2015 and 2014.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2015. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of December 31, 2015, the Company had approximately 38,000 tons of distiller grains commitments for delivery through March 2016 at various fixed prices.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Sales ethanol - RPMG	$201,978,000	$262,029,000	$305,444,000
Sales distiller grains	59,183,000	59,715,000	82,552,000
Sales corn oil - RPMG	8,810,000	8,976,000	12,558,000

Marketing fees ethanol - RPMG	$169,000	$141,000	$225,000
Marketing fees distiller grains	787,000	722,000	744,000
Marketing fees corn oil - RPMG	60,000	46,000	67,000

	2015	2014	2013
Amount due from/(to) RPMG	$3,641,000	$(1,495,000)	$5,245,000
Amount due from CHS	1,179,000	595,000	2,147,000

At December 31, 2015, the Company had approximately $9,762,000 in outstanding corn purchase commitments for bushels at various prices and approximately 3,673,000 bushels of unpriced corn through November 2016 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 4 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending December 31:

2016	$3,787,000
2017	3,787,000
2018	3,787,000
2019	947,000
Total anticipated commitments	$12,308,000

Homeland Energy Solutions, LLC
Notes to Financial Statements

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2015, 2014 and 2013 was approximately $1,608,000, $1,664,000 and $1,665,000.

At December 31, 2015, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended December 31:

2016	$1,663,000
2017	861,000
2018	156,000
Total lease commitments	$2,680,000

7.    EMPLOYEE BENEFIT PLANS

On January 1, 2016 the Company adopted a 401k retirement plan which provides retirement savings options for all eligible employees. Previously, the Company utilized a Simple IRA Adoption Agreement to provide retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2015, 2014 and 2013 the Company made matching contributions of approximately $91,000, $77,000 and $64,000, respectively.

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 50 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At December 31, 2015, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 7% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended December 31, 2015, 2014, and 2013 and the fair value of derivatives as of December 31, 2015 and 2014:

Homeland Energy Solutions, LLC
Notes to Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2015.
	Cost of Goods Sold	$1,574,000	$394,000	$1,968,000
	Total	$1,574,000	$394,000	$1,968,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2014.
	Cost of Goods Sold	$4,698,000	$(185,000)	$4,513,000
	Revenue	(283,000)	283,000	—
	Total	$4,415,000	$98,000	$4,513,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2013.
	Cost of Goods Sold	$5,915,000	$(437,000)	$5,478,000
	Revenue	(60,000)	(283,000)	(343,000)
	Total	$5,855,000	$(720,000)	$5,135,000

	Balance Sheet Classification	December 31, 2015	December 31, 2014
Futures and option contracts through December 2016
In gain position		$462,000	$292,000
In loss position		—	(224,000)
Cash held by broker		244,000	1,237,000
	Current Asset	$706,000	$1,305,000

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

Trading securities: Trading securities consisting of corporate bonds and short term bond mutual funds are reported at fair value utilizing Level 1 inputs. Trading securities are measured at fair value using prices obtained from pricing services.

Homeland Energy Solutions, LLC
Notes to Financial Statements

Derivative financial instruments: Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Trading Securities
December 31, 2015
Assets	$40,731,000	$40,731,000	$—	$—
December 31, 2014
Assets	$32,221,000	$32,221,000	—	—
Derivative financial instruments
December 31, 2015
Assets	$462,000	$462,000	$—	$—
December 31, 2014
Assets	$292,000	$292,000	$—	$—
Liabilities	(224,000)	(224,000)	—	—

10.    LITIGATION MATTERS

Retterath
In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, CFO, COO, a former director and the Company's outside legal counsel in Florida state court. Mr. Retterath's factual basis for his claims is unclear from the complaint and amended complaints Mr. Retterath has filed, however, it appears that Mr. Retterath is claiming that certain actions taken by the Company violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws and violations of Florida's deceptive and unfair trade practices statutes. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2015, 2014 and 2013 are as follows:

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$61,670,033	$72,749,790	$67,305,573	$68,245,557
Gross Profit	2,906,247	9,225,176	9,223,725	5,987,252
Operating Income	1,961,974	8,299,991	8,435,936	5,025,678
Net Income	2,592,159	8,345,300	8,612,666	4,961,158
Basic & diluted earnings per unit	$40.14	$129.21	$133.35	$76.82

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$81,752,306	$87,823,949	$83,212,628	$77,647,934
Gross Profit	15,439,851	23,036,031	20,393,602	13,865,303
Operating Income	14,437,092	22,044,490	19,199,400	12,359,011
Net Income	14,695,363	22,145,502	19,247,197	12,527,889
Basic & diluted earnings per unit	$227.54	$342.89	$298.01	$193.98

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$97,975,795	$112,243,015	$98,342,436	$91,650,539
Gross Profit	3,157,969	8,613,215	5,614,185	14,068,250
Operating Income	2,440,555	7,944,088	4,939,290	12,749,220
Net Income	2,478,297	8,038,058	5,062,318	12,655,235
Basic & diluted earnings per unit	$27.40	$88.87	$73.28	$195.95

12.    SUBSEQUENT EVENTS

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (the principal executive officer), James Broghammer, and our Chief Financial Officer (the principal financial and accounting officer), David A. Finke. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of our 2015 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2016 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2015 fiscal year end on December 31, 2015. This proxy statement is referred to in this report as the 2016 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 32 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.5	Amended and Restated Operating Agreement dated April 4, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
3.6	First Amendment to Amended and Restated Operating Agreement dated December 19, 2013.		Exhibit 3.6 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 14, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.

10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.
10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.		Exhibit 10.26 to the registrant's Form 10-K filed with the Commission on February 21, 2012.
10.27	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 9, 2012.
10.28	Change in Control Agreement between David Finke and Homeland Energy Solutions, LLC dated January 1, 2013.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.29	Change in Control Agreement between Stan Wubbena and Homeland Energy Solutions, LLC dated January 1, 2013.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.30	Change in Control Agreement between Kevin Howes and Homeland Energy Solutions, LLC dated January 1, 2013.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.31	Membership Unit Repurchase Agreement between Homeland Energy Solutions, LLC and Steven Retterath dated June 13, 2013.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2013.
10.32	Seventh Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.		Exhibit 10.32 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.33	First Amendment to Second Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.		Exhibit 10.33 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.34	Eighth Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.		Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.35	Fourth Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.		Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.36	$15 Million Term Note between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.		Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.37	Termination Agreement between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC dated May 16, 2014		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014
10.38	Independent Contractor Agreement between Walter Wendland and Homeland Energy Solutions, LLC dated May 12, 2014.		Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on August 12, 2014
10.39	2015 Annual Cash Bonus Plan.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2015
10.40	Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated December 1, 2015.	X

10.41	Twelfth Amendment to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated December 7, 2015.	X
14.1	Code of Ethics.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Homeland Energy Solutions, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2015 and 2014, (ii) Statements of Operations for the fiscal years ended December 31, 2015, 2014 and 2013, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2015, 2014 and 2013, (iv) Statement of Changes in Members' Equity, and (v) the Notes to Financial Statements.**

________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	February 25, 2016	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 25, 2016	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2016	/s/ Patrick Boyle
Patrick Boyle, Director

Date:	February 25, 2016	/s/ Randy Bruess
Randy Bruess, Director

Date:	February 25, 2016	/s/ Steven Core
Steven Core, Chairman and Director

Date:	February 25, 2016	/s/ Mathew Driscoll
Mathew Driscoll, Secretary and Director

Date:	February 25, 2016	/s/ Keith Eastman
Keith Eastman, Director

Date:	February 25, 2016	/s/ Stephen Eastman
Stephen Eastman, Director

Date:	February 25, 2016	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	February 25, 2016	/s/ Edward Hatten
Edward Hatten, Director

Date:	February 25, 2016	/s/ Maurice Hyde
Maurice Hyde, Vice Chairman and Director

Date:	February 25, 2016	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	February 25, 2016	/s/ Christine Marchand
Christine Marchand, Director