Form 10-Q
period 2016-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2016-05-13
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2016

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

As of May 13, 2016, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$16,613,656	$20,256,678
Trading securities	41,273,469	40,730,621
Accounts receivable	6,340,719	4,875,102
Inventory	9,130,239	7,653,149
Prepaid and other	2,414,290	2,382,674
Derivative instruments	2,068,488	705,549
Total current assets	77,840,861	76,603,773

PROPERTY AND EQUIPMENT
Land and improvements	22,539,771	22,539,771
Buildings	5,755,275	5,684,546
Equipment	151,317,532	149,732,809
Construction in progress	4,396,722	2,518,695
	184,009,300	180,475,821
Less accumulated depreciation	77,514,113	74,755,593
Total property and equipment	106,495,187	105,720,228

OTHER ASSETS
Utility rights, net of amortization of $1,216,926 and $1,182,829	1,091,103	1,125,200
Other assets	3,276,520	3,543,028
Total other assets	4,367,623	4,668,228

TOTAL ASSETS	$188,703,671	$186,992,229

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2016	December 31, 2015
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$6,441,117	$6,522,326
Due to former member	30,000,000	30,000,000
Accrued Expenses	650,372	1,139,020
Total current liabilities	37,091,489	37,661,346

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Other liabilities	157,992	350,059
Total long-term liabilities	157,992	350,059

MEMBERS' EQUITY (64,585 units issued and outstanding as of March 31, 2016 and December 31, 2015)	151,454,190	148,980,824

TOTAL LIABILITIES AND MEMBERS' EQUITY	$188,703,671	$186,992,229

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$61,310,749	$61,670,033

Costs of goods sold	58,732,513	58,763,786

Gross profit	2,578,236	2,906,247

Selling, general and administrative expenses	834,455	944,273

Operating income	1,743,781	1,961,974

Other income
Interest income	2,354	5,729
Other income	727,231	624,454
Total other income	729,585	630,183

Net income	$2,473,366	$2,592,157

Basic & diluted net income per capital unit	$38.30	$40.14

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,473,366	$2,592,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,792,617	2,620,886
Unrealized (gain) loss on risk management activities	(1,362,939)	255,054
Unrealized (gain) on trading securities activities	(542,848)	(271,517)
Change in working capital components:
Accounts receivable	(1,465,617)	(3,336,413)
Inventory	(1,477,090)	(3,344,062)
Prepaid and other	(31,616)	(63,241)
Accounts payable and other accrued expenses	(1,808,111)	(4,898,259)
Net cash (used in) operating activities	(1,422,238)	(6,445,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	—	(8,206,846)
Payments for equipment and construction in progress	(2,487,292)	(2,526,592)
Decrease (Increase) in other assets	266,508	(120,608)
Net cash (used in) investing activities	(2,220,784)	(10,854,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	—	(9,816,920)
Net cash (used in) financing activities	—	(9,816,920)

Net (decrease) in cash and cash equivalents	(3,643,022)	(27,116,361)

Cash and Cash Equivalents - Beginning	20,256,678	32,522,840
Cash and Cash Equivalents - Ending	$16,613,656	$5,406,479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to property and equipment	$1,139,187	$—

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	Nature of Business and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2015, contained in the Company's annual report on Form 10-K for 2015.

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

At December 31, 2015, trading securities consisted of short term bond mutual funds with an approximate cost of $41,157,000 and fair value of $40,731,000, respectively. At March 31, 2016, trading securities consisted of short term bond mutual funds with an approximate cost of $41,295,000 and fair value of $41,273,000, respectively. For the three months ended March 31, 2016 the Company recorded interest, dividend and net unrealized gains and losses from these investments of approximately $543,000. During the same time period of 2015 the Company recorded interest, dividends and net unrealized gains and losses of approximately $272,000 from these investments.

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three months ended March 31, 2016 would be $27.35. Net income per unit for the three months ended March 31, 2015 would have been $28.66.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2016, ethanol sales averaged approximately 77% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains. Corn oil sales attributed for approximately 3% of revenues during this time period. For the three months ended March 31, 2016, corn costs averaged approximately 80% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Raw Materials	$6,114,104	$5,030,182
Work in Process	1,350,744	1,428,646
Finished Goods	1,665,391	1,194,321
Totals	$9,130,239	$7,653,149

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

Term Revolving Loan
Under the terms of the Master Loan Agreement, the Company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.535% on March 31, 2016. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. There was no balance outstanding on the term revolving loan and $20,000,000 available to be drawn as of March 31, 2016 and December 31, 2015.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three months ended March 31, 2016 totaled approximately $1,797,000 and during the three months ended March 31, 2015 totaled approximately $2,203,000. Amounts due to these members was $0 at March 31, 2016 and December 31, 2015.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of March 31, 2016, the Company had commitments to sell approximately 6 million of its produced gallons of ethanol at various fixed prices and 30 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through June 30, 2016.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2016, the Company had commitments to sell approximately 2 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through April 30, 2016.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,437,000 as of March 31, 2016.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2016. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of March 31, 2016, the Company had approximately 29,000 tons of distiller grains commitments for delivery through July 2016 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three months ended March 31, 2016 and 2015 were approximately as follows:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Sales ethanol	$46,990,000	$44,296,000
Sales distiller grains	11,993,000	15,339,000
Sales corn oil	2,328,000	2,035,000

Marketing fees ethanol	$42,000	$42,000
Marketing fees distiller grains	206,000	161,000
Marketing fees corn oil	25,000	21,000

	As of March 31, 2016	As of December 31, 2015
Amount due from RPMG	$5,131,000	$3,641,000
Amount due from CHS	1,012,000	1,179,000

At March 31, 2016, the Company had approximately $15,141,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 2.77 million bushels of unpriced corn through July 2017 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as electricity over the next 3 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending March 31:

2017	$3,787,000
2018	3,787,000
2019	3,787,000
Total anticipated commitments	$11,361,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three months ended March 31, 2016 was approximately $415,000 and for the same period in 2015 was approximately $416,000.

At March 31, 2016, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended March 31:

2017	$1,663,000
2018	566,000
2019	35,000
Total lease commitments	$2,264,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 47 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At March 31, 2016, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 12% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ending March 31, 2016 and 2015 and the fair value of derivatives as of March 31, 2016 and December 31, 2015:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended March 31, 2016	Cost of Goods Sold	$516,000	$506,000	$1,022,000

Commodity contracts for the
three months ended March 31, 2015	Cost of Goods Sold	$488,000	$466,000	$954,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Balance Sheet Classification	March 31, 2016	December 31, 2015
Futures contracts through March 2016
In gain position		$968,000	$462,000
Cash held by broker		1,100,000	244,000
	Current Asset	$2,068,000	$706,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Total	Level 1	Level 2	Level 3
Trading securities
March 31, 2016
Assets	$41,273,000	$41,273,000	$—	$—
Derivative financial instruments
March 31, 2016
Assets	$968,000	$968,000	$—	$—

Trading securities
December 31, 2015
Assets	$40,731,000	$40,731,000	$—	$—
Derivative financial instruments
December 31, 2015
Assets	$462,000	$462,000	$—	$—

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. We completed installation of corn oil extraction equipment and commenced selling corn oil during our fourth quarter of 2011. The ethanol plant is capable of operating at a rate in excess of 145 million gallons of ethanol per year.

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

On the scheduled closing date for the repurchase agreement, Mr. Retterath sued the Company along with several directors, our former CEO, CFO, COO, a former director and our outside legal counsel in Florida state court. This lawsuit was subsequently removed to federal court in the State of Florida and ultimately to federal court in the State of Iowa. The federal court in the State of Iowa dismissed the only federal claim in Mr. Retterath's lawsuit against the Company and remanded the case to Florida state court. We have filed a motion to dismiss this lawsuit in the Florida state court.

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

The Company is in the process of completing various capital improvements designed to increase the production efficiency and production capacity of the ethanol plant. The most significant of the capital projects is to add additional fermentation capacity which we believe will be operational during our third quarter of 2016.

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2016 and 2015

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenue	$61,310,749	100.0	$61,670,033	100.0

Costs of goods sold	58,732,513	95.8	58,763,786	95.3

Gross profit	2,578,236	4.2	2,906,247	4.7

Selling, general and administrative expenses	834,455	1.4	944,273	1.5

Operating income	1,743,781	2.8	1,961,974	3.2

Other income	729,585	1.2	630,183	1.0

Net income	$2,473,366	4.0	$2,592,157	4.2

Revenue

Our total revenue for our first quarter of 2016 was approximately 1% less than our total revenue for our first quarter of 2015. Management attributes this decrease in revenue with decreased market prices for our products, partially offset by increased sales volumes during the 2016 period.

For our first quarter of 2016, our total ethanol revenue was approximately 6% greater than our first quarter of 2015 due to increased gallons of ethanol sold during the 2016 period, partially offset by lower average ethanol prices. The average price we received for our ethanol during our first quarter of 2016 was approximately 5% less than during our first quarter of 2015. Management attributes this decrease in ethanol prices with decreased gasoline prices which have impacted ethanol prices. Ethanol exports have been higher recently, which management attributes to lower domestic ethanol prices and increased worldwide ethanol demand.

We sold approximately 11% more gallons of ethanol during our first quarter of 2016 compared to the same period of 2015 due primarily to increased ethanol production and the timing of our ethanol shipments. Management anticipates ethanol production to be slightly higher compared to prior years due to capital improvements we are making at the ethanol plant designed to increase ethanol production along with improved corn to ethanol conversion efficiency which we anticipate will increase our total ethanol production.

Our total distiller grains revenue was approximately 22% less during our first quarter of 2016 compared to the same period of 2015, due primarily to decreased distiller grains prices. The average price we received for our dried distiller grains was approximately 29% less during our first quarter of 2016 compared to the same period of 2015. Further, the average price we received for our modified/wet distiller grains was approximately 19% less during our first quarter of 2016 compared to the same period of 2015. Management attributes these lower distiller grains prices to lower corn prices and decreased export demand from China due to an anti-dumping and countervailing duty investigation the Chinese commenced in January 2016. Distiller grains are typically used as a feed substitute for corn. Recently, distiller grains have been trading at a greater discount compared to a comparable amount of corn which management believes is indicative of decreased distiller grains demand. Management anticipates distillers grains will continue to trade at a significant discount compared to the price of corn due to anticipated strong corn supplies and relatively stable demand. We sold approximately 10% more total tons of distiller grains during our first quarter of 2016 compared to the same period of 2015 due to increased total production at the ethanol plant. Management anticipates distiller grains production will be relatively stable despite anticipated increases in total production because of anticipated increases in our corn to ethanol conversion efficiency and anticipated increases in corn oil extraction which results in less total tons of distiller grains produced per gallon of ethanol produced.

Our total corn oil revenue was approximately 14% greater for our first quarter of 2016 compared to the same period of 2015 due to the net effect of increased corn oil production partially offset by lower market corn oil prices during the 2016 period. We sold approximately 29% more pounds of corn oil during our first quarter of 2016 compared to the same period of 2015 because of an increase in the amount of corn oil we produced per bushel of corn used. We added additional corn oil extraction equipment which allows us to increase the amount of corn oil we can produce per ton of distiller grains. The average price we received for our corn oil was approximately 11% less during our first quarter of 2016 compared to the same period of 2015. This decrease in corn oil prices occurred despite an increase in corn oil demand. Management believes that an increase in total corn oil supplies offset the increase in corn oil demand that resulted from an increase in biodiesel production. Biodiesel production was spurred by the recent passage of the biodiesel blenders' tax credit for 2016 (and retroactively for 2015) which management believes positively impacts corn oil demand. Management anticipates relatively stable corn oil prices going forward, despite anticipated increases in market corn oil supplies. Management believes that the increase in corn oil demand due to anticipated increases in biodiesel production will not be sufficient to offset anticipated increases in corn oil supplies which may have a negative impact on market corn oil prices.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was comparable during our first quarter of 2016 and the same period of 2015. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 2% lower during our first quarter of 2016 compared to our first quarter of 2015 due to decreased market prices for corn partially offset by an increase in the amount of corn we consumed. The average price we paid per bushel of corn was approximately 9% less during our first quarter of 2016 compared to our first quarter of 2015 due to increased market corn supplies and relatively stable corn demand. We processed approximately 8% more bushels of corn during our first quarter of 2016 compared to our first quarter of 2015 due to our increased total production. Management anticipates these lower corn prices will continue due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in 2013, 2014 and 2015 along with relatively stable corn demand.

We experienced significantly lower natural gas prices during our first quarter of 2016 compared to the same period of 2015 due to a milder winter and more stable market natural gas prices during the 2016 period. During our first quarter of 2016, the average delivered price we paid per MMBtu of natural gas was approximately 24% less compared to the same period of 2015. Our natural gas consumption was comparable during our first quarter of 2016 and our first quarter of 2015 despite our increased ethanol production due to our improved operating efficiencies. Management anticipates relatively stable natural gas prices during the rest of our 2016 fiscal year due to plentiful natural gas supplies and certain natural gas risk management positions we have in place which are designed to protect the price we pay for natural gas. Management does not expect significant shifts in market natural gas prices unless there are disruptions in natural gas production which impact natural gas supplies. If a shortage of natural gas were to occur in the future, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our first quarter of 2016, we had a realized gain of approximately $516,000 and an unrealized gain of approximately $506,000 related to our corn derivative instruments. During our first quarter of 2015, we had a realized gain of approximately $488,000 and an unrealized gain of approximately $466,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 47 million bushels of corn per year. As of March 31, 2016, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 12% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our first quarter of 2016 compared to our first quarter of 2015 primarily due to decreased administrative wages and legal fees related to our pending lawsuits.

Other Income (Expense)

Our other income was greater during our first quarter of 2016 compared to the same period of 2015 due to increased income from trading securities.

Changes in Financial Condition for the Three Months Ended March 31, 2016.

Balance Sheet Data	March 31, 2016	December 31, 2015
Total current assets	$77,840,861	$76,603,773
Total property and equipment	106,495,187	105,720,228
Total other assets	4,367,623	4,668,228
Total Assets	$188,703,671	$186,992,229

Total current liabilities	$37,091,489	$37,661,346
Total long-term liabilities	157,992	350,059
Total members' equity	151,454,190	148,980,824
Total Liabilities and Members' Equity	$188,703,671	$186,992,229

We had less cash and cash equivalents as of March 31, 2016 compared to December 31, 2015 due to deferred corn payments we made in January 2016 as well as cash spent on the addition of capitalized assets. As of March 31, 2016, the value of our trading securities was higher compared to the trading securities we had at December 31, 2015. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was higher at March 31, 2016 compared to December 31, 2015 due to the timing of our quarter end with respect to shipments of our ethanol. We had more inventory on hand at March 31, 2016 compared to December 31, 2015 due to having more finished goods and raw materials inventory on hand at March 31, 2016. The value of our derivative instruments was higher at March 31, 2016 compared to December 31, 2015 because of changing prices for corn which impacts the value of our corn futures position.

Our net property and equipment was slightly higher at March 31, 2016 compared to December 31, 2015 due to the net effect of capital expenditures we have been making at the ethanol plant offset by depreciation.

Our other assets were comparable at March 31, 2016 and December 31, 2015.

Our current liabilities were lower at March 31, 2016 compared to December 31, 2015, primarily due to a reduction in our accounts payable and accrued expenses. We typically experience an increase in our accounts payable at the end of our fiscal year as our corn suppliers seek to defer income into a later tax year by deferring corn payments. Our accrued expenses were lower at March 31, 2016 compared to December 31, 2015 due to payment of wages and performance bonuses accrued at year end.

Our long-term liabilities were lower at March 31, 2016 compared to December 31, 2015 primarily due to payments of vested bonus dollars to employees.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended March 31, 2016 were cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2016, we had $20.0 million available pursuant to our revolving loan and approximately $16.6 million in cash. We also had approximately $30 million at March 31, 2016 of trading securities for the Retterath repurchase agreement along with an additional approximately $11 million in trading securities which are not set aside for the Retterath repurchase. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months ended March 31, 2016 and 2015:

	2016	2015
Net cash (used in) operating activities	$(1,422,238)	$(6,445,395)
Net cash (used in) investing activities	(2,220,784)	(10,854,046)
Net cash (used in) financing activities	—	(9,816,920)
Cash at beginning of period	20,256,678	32,522,840
Cash at end of period	$16,613,656	$5,406,479

Cash Flow From Operations

Our operations used less cash during our first three months of 2016 compared to the same period of 2015 primarily due to having less changes in our accounts receivable, inventory and accrued expenses which used cash during the 2016 period.

Cash Flow From Investing Activities

We used less cash for investing activities during our first three months of 2016 compared to the first three months of 2015 because we did not purchase any trading securities during the 2016 period compared to approximately $8.2 million during the 2015 period.

Cash Flow From Financing Activities

We used less cash for financing activities during our first three months of 2016 compared to the same period of 2015 because we did not make any distributions to our members during our first quarter of our 2016 fiscal year. We paid a distribution of approximately $9.8 million during our first quarter of our 2015 fiscal year.

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

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month London Interbank Offered Rate (LIBOR) plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. As of March 31, 2016, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of March 31, 2016 at a rate of 3.535% per year.

If we fail to make a payment of principal or interest on our loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to maintain working capital of at least $27.5 million. This is our only material financial covenant. As of March 31, 2016, we were in compliance with our working capital covenant. Our actual working capital as of March 31, 2016 was approximately $61 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Derivative Instruments

The Company evaluates its contracts to determine whether the contracts are derivative instruments. Certain contracts that literally meet the definition of a derivative my be exempted from derivative accounting as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.

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

As part of its trading activity, the Company uses futures and option contracts through regulated commodity exchanges to manage its risk related to pricing of inventories. To reduce that risk, the Company generally rakes positions using cash and futures contracts and options.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas are included as a component of cost of goods sold and derivative contracts related to ethanol are included as a component of revenues in the accompanying financial statements. The fair values of all contracts with the same counter party are presented net on the accompanying blance sheet as derivative instruments net of cash due from/to broker.

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

As of March 31, 2016, we had price protection in place for approximately 12% of our anticipated corn needs, 17% of our natural gas needs and 0% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,800,000	MMBTU	10%	$(750,652)
Ethanol	145,000,000	Gallons	10%	(19,140,000)
Corn	47,000,000	Bushels	10%	(13,814,240)

For comparison purposes, our sensitivity analysis for our first quarter of 2015 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,700,000	MMBTU	10%	$(928,848)
Ethanol	135,000,000	Gallons	10%	(18,257,400)
Corn	47,000,000	Bushels	10%	(16,297,250)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, all of the defendants in the case filed motions to dismiss the claims filed by Mr. Retterath and his son and dauthter-in-law. This issue has been fully briefed by the parties and a hearing is expected in the next 45 days.

Retterath Iowa Lawsuit

On August 14, 2013, the Company filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit is to enforce the terms of the repurchase agreement the Company executed with Mr. Retterath on June 13, 2013. The Company is asking the Iowa state court to require Mr. Retterath to perform his obligations under the repurchase agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. The Company believed that this removal was improper and as a result the Company moved to remand the case back to the Iowa state court in Polk County which was granted. Mr. Retterath answered the lawsuit in August 2014, denying the validity of the repurchase agreement. In addition, the Iowa state court permitted Jason Retterath and Annie Retterath, the son and daughter-in-law of Steve Retterath, to be added as parties to the Iowa state lawsuit. In February 2015, the Company filed a motion for summary judgment asking the Iowa state court to enforce the repurchase agreement. The Retteraths also filed motions for summary judgment asking the Iowa state court to find the repurchase agreement invalid. On October 16, 2015, the Iowa state court entered a ruling granting Homeland's motion for summary judgment and determined no membership vote was required as Mr. Retterath has contended. The Iowa state court also denied the summary judgment motions filed by Mr. Retterath and his son and daughter-in-law. The parties are currently conducting discovery and have a trial scheduled for January 2017.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors which were included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 13, 2016	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2016	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)