Form 10-Q
period 2016-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2016-08-12
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2016

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

As of August 12, 2016, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$24,778,119	$20,256,678
Trading securities	41,649,829	40,730,621
Accounts receivable	3,612,579	4,875,102
Inventory	9,150,688	7,653,149
Prepaid and other	2,452,879	2,382,674
Derivative instruments	2,261,370	705,549
Total current assets	83,905,464	76,603,773

PROPERTY AND EQUIPMENT
Land and improvements	22,539,771	22,539,771
Buildings	5,817,054	5,684,546
Equipment	151,511,702	149,732,809
Construction in progress	7,732,799	2,518,695
	187,601,326	180,475,821
Less accumulated depreciation	80,271,730	74,755,593
Total property and equipment	107,329,596	105,720,228

OTHER ASSETS
Utility rights, net of amortization of $1,251,023 and $1,182,829	1,057,006	1,125,200
Other assets	3,301,012	3,543,028
Total other assets	4,358,018	4,668,228

TOTAL ASSETS	$195,593,078	$186,992,229

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	June 30, 2016	December 31, 2015
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$4,571,515	$6,522,326
Due to former member	30,000,000	30,000,000
Accrued expenses	668,141	1,139,020
Total current liabilities	35,239,656	37,661,346

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Other liabilities	157,992	350,059
Total long-term liabilities	157,992	350,059

MEMBERS' EQUITY (64,585 units issued and outstanding)	160,195,430	148,980,824

TOTAL LIABILITIES AND MEMBERS' EQUITY	$195,593,078	$186,992,229

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$70,146,120	$72,749,789	$131,456,869	$134,419,822

Costs of goods sold	61,077,982	63,524,613	119,810,495	122,288,399

Gross profit	9,068,138	9,225,176	11,646,374	12,131,423

Selling, general and administrative expenses	736,312	925,185	1,570,767	1,869,458

Operating income	8,331,826	8,299,991	10,075,607	10,261,965

Other income
Interest income	2,423	12,319	4,777	18,048
Other income	406,991	32,991	1,134,222	657,445
Total other income	409,414	45,310	1,138,999	675,493

Net income	$8,741,240	$8,345,301	$11,214,606	$10,937,458

Basic & diluted net income per capital unit	$135.34	$129.21	$173.64	$169.35

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585	64,585	64,585

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,214,606	$10,937,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,584,331	5,263,084
Unrealized (gain) loss on risk management activities	(1,555,821)	1,939,753
Unrealized (gain) on trading securities activities	(919,208)	(259,569)
Change in working capital components:
Accounts receivable	1,262,523	(3,196,701)
Inventory	(1,497,539)	(1,043,850)
Prepaid and other	(70,205)	201,163
Accounts payable and other accrued expenses	(2,657,757)	(5,008,052)
Net cash provided by operating activities	11,360,930	8,833,286

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	—	(8,254,031)
Payments for equipment and construction in progress	(7,081,505)	(4,670,748)
Decrease (Increase) in other assets	242,016	(176,048)
Net cash (used in) investing activities	(6,839,489)	(13,100,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	—	(9,816,920)
Net cash (used in) financing activities	—	(9,816,920)

Net increase (decrease) in cash and cash equivalents	4,521,441	(14,084,461)

Cash and Cash Equivalents - Beginning	20,256,678	32,522,840
Cash and Cash Equivalents - Ending	$24,778,119	$18,438,379

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to property and equipment	$44,000	$—

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

At December 31, 2015, trading securities consisted of short term bond mutual funds with an approximate cost of $41,157,000 and fair value of $40,731,000, respectively. At June 30, 2016, trading securities consisted of short term bond mutual funds with an approximate cost of $41,476,000 and fair value of $41,650,000, respectively. For the three and six months ended June 30, 2016 the Company recorded interest, dividend and net unrealized gains and losses from these investments of approximately $376,000 and $919,000, respectively. During the same time periods of 2015 the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $7,000 and $260,000, respectively.

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three and six months ended June 30, 2016 would be $96.65 and $123.99, respectively. Net income per unit for the three and six months ended June 30, 2015 would have been $92.27 and $120.93, respectively.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the six months ended June 30, 2016, ethanol sales averaged approximately 78% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains. Corn oil sales attributed for approximately 4% of revenues during this time period. For the six months ended June 30, 2016, corn costs averaged approximately 81% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Raw Materials	$5,644,883	$5,030,182
Work in Process	1,399,405	1,428,646
Finished Goods	2,106,400	1,194,321
Totals	$9,150,688	$7,653,149

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

Term Revolving Loan
Under the terms of the Master Loan Agreement, the Company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.536% on June 30, 2016. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. There was no balance outstanding on the term revolving loan and $20 million available to be drawn as of June 30, 2016 and December 31, 2015.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and six months ended June 30, 2016 totaled approximately $2,584,000 and $4,381,000 and during the three and six months ended June 30, 2015 totaled approximately $991,000 and $3,194,000 respectively. Amounts due to these members was $0 at June 30, 2016 and December 31, 2015.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of June 30, 2016, the Company had commitments to sell approximately 6 million of its produced gallons of ethanol at various fixed prices and 30 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through September 30, 2016.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of June 30, 2016, the Company had commitments to sell approximately 2 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through July 31, 2016.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,468,000 as of June 30, 2016.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2016. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of June 30, 2016, the Company had approximately 35,000 tons of distiller grains commitments for delivery through August 2016 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and six months months ended June 30, 2016 and 2015 were approximately as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016	June 30, 2015	June 30, 2015
Sales ethanol	$55,245,000	$102,235,000	$53,236,000	$97,532,000
Sales distiller grains	12,040,000	24,033,000	17,176,000	32,515,000
Sales corn oil	2,860,000	5,188,000	2,338,000	4,373,000

Marketing fees ethanol	$42,000	$84,000	$42,000	$84,000
Marketing fees distiller grains	189,000	395,000	205,000	366,000
Marketing fees corn oil	25,000	50,000	25,000	46,000

			As of June 30, 2016	As of December 31, 2015
Amount due from RPMG			$1,770,000	$3,641,000
Amount due from CHS			1,661,000	1,179,000

At June 30, 2016, the Company had approximately $24,797,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 1.82 million bushels of basis contracts through July 2017 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as electricity over the next 3 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending June 30:

2017	$3,787,000
2018	3,787,000
2019	2,841,000
Total anticipated commitments	$10,415,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three and six months ended June 30, 2016 was approximately $415,000 and $830,000, respectively, and for the same periods in 2015 was approximately $402,000 and $818,000, respectively.

At June 30, 2016, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended June 30:

2017	$1,435,000
2018	413,000
Total lease commitments	$1,848,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 49 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At June 30, 2016, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 11% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2016 and 2015 and the fair value of derivatives as of June 30, 2016 and December 31, 2015:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended June 30, 2016	Cost of Goods Sold	$(545,000)	$1,850,000	$1,305,000

Commodity contracts for the
three months ended June 30, 2015	Cost of Goods Sold	$1,048,000	$(3,090,000)	$(2,042,000)

Commodity contracts for the
six months ended June 30, 2016	Cost of Goods Sold	$(29,000)	$2,356,000	$2,327,000

Commodity contracts for the
six months ended June 30, 2015	Cost of Goods Sold	$1,536,000	$(2,624,000)	$(1,088,000)

	Balance Sheet Classification	June 30, 2016	December 31, 2015
Futures contracts through March 2017
In gain position		$2,818,000	$462,000
Cash (owed to) held by broker		(557,000)	244,000
	Current Asset	$2,261,000	$706,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of June 30, 2016
Trading securities	$41,650,000	$41,650,000	$—	$—
Derivative financial instruments	$2,818,000	$2,818,000	$—	$—

As of December 31, 2015
Trading securities	$40,731,000	$40,731,000	$—	$—
Derivative financial instruments	$462,000	$462,000	$—	$—

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

10.    SUBSEQUENT EVENT

On July 18, 2016, the board of directors of Homeland Energy Solutions, LLC (the "Company") declared a distribution of $3,875,100 to be paid to 64,585 membership units which equals $60.00 per membership unit as of July 18, 2016. The Company paid this distribution in July 2016.

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

On February 18, 2015, we filed a motion for summary judgment asking the Iowa state court to rule that the repurchase agreement was valid and enforceable and ordering Mr. Retterath to perform his obligations pursuant to the repurchase agreement. Mr. Retterath along with his son and daughter-in-law filed motions for summary judgment asking the Iowa state court to rule that the repurchase agreement was invalid. The Iowa state court entered a ruling granting Homeland's motion for summary judgment and determined no membership vote was required as Mr. Retterath has contended. The Iowa state court also denied the summary judgment motions filed by Mr. Retterath and his son and daughter-in-law. Recently, Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We have filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit.

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

Results of Operations

Comparison of Fiscal Quarters Ended June 30, 2016 and 2015

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenue	$70,146,120	100.0	$72,749,789	100.0

Costs of goods sold	61,077,982	87.1	63,524,613	87.3

Gross profit	9,068,138	12.9	9,225,176	12.7

Selling, general and administrative expenses	736,312	1.0	925,185	1.3

Operating income	8,331,826	11.9	8,299,991	11.4

Other income	409,414	0.6	45,310	0.1

Net income	$8,741,240	12.5	$8,345,301	11.5

Revenue

Our total revenue for our second quarter of 2016 was approximately 4% less than our total revenue for our second quarter of 2015. Management attributes this decrease in revenue with decreased distiller grains revenue, partially offset by increased ethanol and corn oil revenue during the 2016 period.

For our second quarter of 2016, our total ethanol revenue was approximately 4% greater than our second quarter of 2015 due to increased gallons of ethanol sold during the 2016 period, partially offset by lower average ethanol prices. The average price we received for our ethanol during our second quarter of 2016 was approximately 1% less than during our second quarter of 2015. Management attributes this decrease in ethanol prices with decreased gasoline prices which have impacted ethanol prices along with increased ethanol supply in the market. Ethanol exports have been higher recently, which management attributes to lower domestic ethanol prices and increased worldwide ethanol demand. Management believes that the ethanol industry must continue to expand export markets in order to offset recent increases in ethanol production.

We sold approximately 5% more gallons of ethanol during our second quarter of 2016 compared to the same period of 2015 due primarily to increased ethanol production and the timing of our ethanol shipments. Management anticipates ethanol production to be slightly higher compared to prior years due to capital improvements we are making at the ethanol plant designed to increase ethanol production along with improved corn to ethanol conversion efficiency which we anticipate will increase our total ethanol production. We also experienced less plant downtime during the 2016 period which resulted in increased production.

Our total distiller grains revenue was approximately 30% less during our second quarter of 2016 compared to the same period of 2015, due primarily to decreased distiller grains prices and sales. The average price we received for our dried distiller grains was approximately 29% less during our second quarter of 2016 compared to the same period of 2015. Further, the average price we received for our modified/wet distiller grains was approximately 21% less during our second quarter of 2016 compared to the same period of 2015. Management attributes these lower distiller grains prices to lower corn prices and decreased export demand from China due to an antidumping and countervailing duty investigation the Chinese commenced in January 2016. Distiller grains are typically used as a feed substitute for corn. Recently, distiller grains have been trading at a greater discount compared to a comparable amount of corn which management believes is indicative of decreased distiller grains demand. Management anticipates distillers grains will continue to trade at a significant discount compared to the price of corn due to anticipated strong corn supplies and relatively stable demand. We sold approximately 2% fewer total tons of distiller grains during our second quarter of 2016 compared to the same period of 2015 due to increased corn oil production and improved corn to ethanol conversion efficiency. When we produce more corn oil, it decreases the volume of distiller grains we produce. In addition, when we improve our corn to ethanol conversion efficiency, it requires fewer bushels of corn to produce ethanol which in turn reduces the volume of distiller grains we produce. Management anticipates distiller grains production will continue to be relatively stable despite anticipated increases in total production because of anticipated increases in our corn to ethanol conversion efficiency and anticipated increases in corn oil extraction.

Our total corn oil revenue was approximately 22% greater for our second quarter of 2016 compared to the same period of 2015 due to increased corn oil production and higher market corn oil prices during the 2016 period. We sold approximately 10% more pounds of corn oil during our second quarter of 2016 compared to the same period of 2015 primarily because of an increase in the amount of corn oil we produced per bushel of corn used. We added additional corn oil extraction equipment which allows us to increase the amount of corn oil we can produce per ton of distiller grains. The average price we received for our corn oil was approximately 10% greater during our second quarter of 2016 compared to the same period of 2015. This increase in corn oil prices occurred due to increased corn oil demand. Biodiesel production was spurred by the recent passage of the biodiesel blenders' tax credit for 2016 (and retroactively for 2015) which management believes positively impacts corn oil demand. Corn oil can be used as a raw material to produce biodiesel. Management anticipates relatively stable corn oil prices going forward. Management believes that the increase in corn oil demand may not continue past December 2016 when the biodiesel blenders' tax credit is scheduled to expire.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 4% less for our second quarter of 2016 compared to the same period of 2015. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 4% greater during our second quarter of 2016 compared to our second quarter of 2015 due to increased corn consumption due to our increased production, partially offset by lower market corn prices, without taking into account our derivative instruments. The average price we paid per bushel of corn was approximately 1% less during our second quarter of 2016 compared to our second quarter of 2015 due to increased market corn supplies and relatively stable corn demand. We processed approximately 5% more bushels of corn during our second quarter of 2016 compared to our second quarter of 2015 due to our increased total production at the ethanol plant, partially offset by improved corn to ethanol conversion efficiency. Management anticipates these lower corn prices will continue due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in 2013, 2014 and 2015 along with relatively stable corn demand. Further, weather conditions have been favorable during the 2016 growing season leading to projections of a large corn crop to be harvested in the fall of 2016. If the 2016 corn crop is as large as is predicted, it may result in further reductions in market corn prices.

We experienced significantly lower natural gas prices during our second quarter of 2016 compared to the same period of 2015 due to ample natural gas supplies and relatively stable natural gas demand during the 2016 period. During our second quarter of 2016, the average delivered price we paid per MMBtu of natural gas was approximately 24% less compared to the same period of 2015. We used approximately 1% less MMBtu of natural gas during our second quarter of 2016 compared to our second quarter of 2015 despite our increased ethanol production due to our improved operating efficiencies. Management anticipates relatively stable natural gas prices during the rest of our 2016 fiscal year due to plentiful natural gas supplies and certain natural gas risk management positions we have in place which are designed to protect the price we pay for natural gas. Management does not expect significant shifts in market natural gas prices unless there are disruptions in natural gas production which impact natural gas supplies. If a shortage of natural gas were to occur in the future, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our second quarter of 2016, we had a realized loss of approximately $545,000 and an unrealized gain of approximately $1,850,000 related to our corn derivative instruments. During our second quarter of 2015, we had a realized gain of approximately $1,048,000 and an unrealized loss of approximately $3,090,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 49 million bushels of corn per year. As of June 30, 2016, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 11% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our second quarter of 2016 compared to our second quarter of 2015 primarily due to decreased consulting fees and legal fees related to our pending lawsuits.

Other Income (Expense)

We had less interest income during our second quarter of 2016 compared to the same period of 2015 due to having less cash on hand during the 2016 period. Our other income was greater during our second quarter of 2016 compared to the same period of 2015 due to increased income from trading securities.

Comparison of the Six Months Ended June 30, 2016 and 2015

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenue	$131,456,869	100.0	$134,419,822	100.0

Costs of goods sold	119,810,495	91.1	122,288,399	91.0

Gross profit	11,646,374	8.9	12,131,423	9.0

Selling, general and administrative expenses	1,570,767	1.2	1,869,458	1.4

Operating income	10,075,607	7.7	10,261,965	7.6

Other income	1,138,999	0.9	675,493	0.5

Net income	$11,214,606	8.5	$10,937,458	8.1

Revenue

Our total revenue for the six months ended June 30, 2016 was approximately 2% less than our total revenue for the six months ended June 30, 2015. Management attributes this decrease in revenue with decreased market prices for our products, partially offset by increased sales volumes during the 2016 period.

For the six months ended June 30, 2016, our total ethanol revenue was approximately 5% greater than the six months ended June 30, 2015 due to increased gallons of ethanol sold during the 2016 period, partially offset by lower average ethanol prices. The average price we received for our ethanol during the six months ended June 30, 2016 was approximately 3% less than during the six months ended June 30, 2015. Management attributes this decrease in ethanol prices with decreased gasoline prices which have impacted ethanol prices. We sold approximately 8% more gallons of ethanol during the six months ended June 30, 2016 compared to the same period of 2015 due primarily to increased ethanol production.

Our total distiller grains revenue was approximately 26% less during the six months ended June 30, 2016 compared to the same period of 2015, due primarily to decreased distiller grains prices. The average price we received for our dried distiller grains was approximately 29% less during the six months ended June 30, 2016 compared to the same period of 2015. Further, the average price we received for our modified/wet distiller grains was approximately 20% less during the six months ended June 30, 2016 compared to the same period of 2015. Management attributes these lower distiller grains prices to lower corn prices and decreased export demand from China. We sold approximately 4% more total tons of distiller grains during the six months ended June 30, 2016 compared to the same period of 2015 due to increased total production at the ethanol plant.

Our total corn oil revenue was approximately 19% greater for the six months ended June 30, 2016 compared to the same period of 2015 due to the net effect of increased corn oil production partially offset by lower market corn oil prices during the 2016 period. We sold approximately 19% more pounds of corn oil during the six months ended June 30, 2016 compared to the same period of 2015 because of an increase in the amount of corn oil we produced per bushel of corn used along with increased total production at the ethanol plant. We added additional corn oil extraction equipment which allows us to increase the amount of corn oil we can produce per ton of distiller grains. The average price we received for our corn oil was approximately 1% less during the six months ended June 30, 2016 compared to the same period of 2015 due to increased market supply of corn oil compared to demand, especially during our first quarter of 2016.

Cost of Goods Sold

Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 1% greater during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to an increase in the amount of corn we consumed partially offset by decreased market prices for corn. The average price we paid per bushel of corn was approximately 5% less during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to increased market corn supplies and relatively stable corn demand. We processed approximately 6% more bushels of corn during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to our increased total production.

We experienced significantly lower natural gas prices during the six months ended June 30, 2016 compared to the same period of 2015 due to a milder winter and more stable market natural gas prices during the 2016 period. During the six months ended June 30, 2016, the average delivered price we paid per MMBtu of natural gas was approximately 24% less compared to the same period of 2015. We used approximately 1% fewer MMBtu of natural gas during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 despite our increased ethanol production due to our improved operating efficiencies.

During the six months ended June 30, 2016, we had a realized loss of approximately $29,000 and an unrealized gain of approximately $2,356,000 related to our corn derivative instruments. During the six months ended June 30, 2015, we had a realized gain of approximately $1,536,000 and an unrealized loss of approximately $2,624,000 related to our corn derivative instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to decreased consulting fees and legal fees related to our pending lawsuits.

Other Income (Expense)

Our other income was greater during the six months ended June 30, 2016 compared to the same period of 2015 due to increased income from trading securities.

Changes in Financial Condition for the Six Months Ended June 30, 2016.

Balance Sheet Data	June 30, 2016	December 31, 2015
Total current assets	$83,905,464	$76,603,773
Total property and equipment	107,329,596	105,720,228
Total other assets	4,358,018	4,668,228
Total Assets	$195,593,078	$186,992,229

Total current liabilities	$35,239,656	$37,661,346
Total long-term liabilities	157,992	350,059
Total members' equity	160,195,430	148,980,824
Total Liabilities and Members' Equity	$195,593,078	$186,992,229

We had more cash and cash equivalents as of June 30, 2016 compared to December 31, 2015 due to income we generated from our operations. As of June 30, 2016, the value of our trading securities was higher compared to the trading securities we had at December 31, 2015 due to market changes. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was lower at June 30, 2016 compared to December 31, 2015 due to the timing of our quarter end with respect to shipments of our ethanol and payments from our marketer. We had more inventory on hand at June 30, 2016 compared to December 31, 2015 due to having more finished goods and raw materials inventory on hand at June 30, 2016 as a result of the timing of our quarter end. The value of our derivative instruments was higher at June 30, 2016 compared to December 31, 2015 because of changing prices for corn which impacts the value of our corn futures position.

Our net property and equipment was higher at June 30, 2016 compared to December 31, 2015 due to the net effect of capital expenditures we have been making at the ethanol plant offset by depreciation. Our other assets were comparable at June 30, 2016 and December 31, 2015.

Our current liabilities were lower at June 30, 2016 compared to December 31, 2015, primarily due to a reduction in our accounts payable and accrued expenses. We typically experience an increase in our accounts payable at the end of our fiscal year as our corn suppliers seek to defer income into a later tax year by deferring corn payments. Our accrued expenses were lower at June 30, 2016 compared to December 31, 2015 due to payment of wages and performance bonuses accrued at year end.

Our long-term liabilities were lower at June 30, 2016 compared to December 31, 2015 primarily due to payments of vested bonus dollars to employees.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended June 30, 2016 were cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of June 30, 2016, we had $20.0 million available pursuant to our revolving loan and approximately $24.8 million in cash and cash equivalents. We also had approximately $30 million at June 30, 2016 of trading securities for the Retterath repurchase agreement along with an additional approximately $11.6 million in trading securities which are not set aside for the Retterath repurchase. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the six months months ended June 30, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$11,360,930	$8,833,286
Net cash (used in) investing activities	(6,839,489)	(13,100,827)
Net cash (used in) financing activities	—	(9,816,920)
Cash at beginning of period	20,256,678	32,522,840
Cash at end of period	$24,778,119	$18,438,379

Cash Flow From Operations

Our operations provided more cash during our first six months of 2016 compared to the same period of 2015 primarily due to having more net income and using less cash for the payment of accounts payable and accrued expenses during the 2016 period.

Cash Flow From Investing Activities

We used less cash for investing activities during our first six months of 2016 compared to the first six months of 2015 because we did not purchase any trading securities during the 2016 period compared to approximately $8.3 million during the 2015 period, partially offset by more capital expenditures during the 2016 period.

Cash Flow From Financing Activities

We used less cash for financing activities during our first six months of 2016 compared to the same period of 2015 because we did not make any distributions to our members during the 2016 period. We paid a distribution of approximately $9.8 million during our first quarter of our 2015 fiscal year.

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

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month London Interbank Offered Rate (LIBOR) plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. As of June 30, 2016, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of June 30, 2016 at a rate of 3.536% per year.

If we fail to make a payment of principal or interest on our loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to maintain working capital of at least $27.5 million. This is our only material financial covenant. As of June 30, 2016, we were in compliance with our working capital covenant. Our actual working capital as of June 30, 2016 was approximately $67.6 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of June 30, 2016, we had price protection in place for approximately 11% of our anticipated corn needs, 17% of our natural gas needs and 0% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,154,000	MMBTU	10%	$(777,493)
Ethanol	145,000,000	Gallons	10%	(21,460,000)
Corn	43,610,000	Bushels	10%	(14,478,520)

For comparison purposes, our sensitivity analysis for our second quarter of 2015 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,456,000	MMBTU	10%	$(869,508)
Ethanol	132,300,000	Gallons	10%	(19,712,700)
Corn	44,650,000	Bushels	10%	(15,440,440)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), David Finke, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, all of the defendants in the case filed motions to dismiss the claims filed by Mr. Retterath and his son and daughter-in-law. This issue has been fully briefed by the parties and a hearing is scheduled for August 18, 2016.

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

Recently, Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit. The Iowa court granted the motions filed by Mr. Retterath and his son and daughter-in-law.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	August 12, 2016	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2016	/s/ David A. Finke
David A. Finke
Treasurer/Chief Financial Officer (Principal Financial Officer)