Form 10-Q
period 2016-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2016-11-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2016

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

As of November 14, 2016, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on the balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$29,554,487	$20,256,678
Trading securities	41,809,308	40,730,621
Accounts receivable	2,221,129	4,875,102
Inventory	11,345,205	7,653,149
Prepaid and other	2,475,693	2,382,674
Derivative instruments	894,405	705,549
Total current assets	88,300,227	76,603,773

PROPERTY AND EQUIPMENT
Land and improvements	22,539,771	22,539,771
Buildings	5,817,054	5,684,546
Equipment	159,726,187	149,732,809
Construction in progress	4,479,242	2,518,695
	192,562,254	180,475,821
Less accumulated depreciation	83,061,112	74,755,593
Total property and equipment	109,501,142	105,720,228

OTHER ASSETS
Utility rights, net of amortization of $1,285,120 and $1,182,829	1,022,909	1,125,200
Other assets	3,320,869	3,543,028
Total other assets	4,343,778	4,668,228

TOTAL ASSETS	$202,145,147	$186,992,229

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	September 30, 2016	December 31, 2015
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$5,971,462	$6,522,326
Due to former member	30,000,000	30,000,000
Accrued expenses	1,023,999	1,139,020
Total current liabilities	36,995,461	37,661,346

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Other liabilities	157,992	350,059
Total long-term liabilities	157,992	350,059

MEMBERS' EQUITY (64,585 units issued and outstanding)	164,991,694	148,980,824

TOTAL LIABILITIES AND MEMBERS' EQUITY	$202,145,147	$186,992,229

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$64,675,851	$67,305,574	$196,132,720	$201,725,396

Costs of goods sold	55,045,329	58,081,849	174,855,824	180,370,248

Gross profit	9,630,522	9,223,725	21,276,896	21,355,148

Selling, general and administrative expenses	1,126,987	787,789	2,697,754	2,657,247

Operating income	8,503,535	8,435,936	18,579,142	18,697,901

Other income
Interest income	3,493	2,644	8,270	6,197
Other income	164,336	174,087	1,298,558	846,027
Total other income	167,829	176,731	1,306,828	852,224

Net income	$8,671,364	$8,612,667	$19,885,970	$19,550,125

Basic & diluted net income per capital unit	$134.26	$133.35	$307.90	$302.70

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585	64,585	64,585

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,885,970	$19,550,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,407,810	7,905,900
Unrealized (gain) loss on risk management activities	(188,856)	337,690
Unrealized (gain) on trading securities activities	(1,078,687)	(374,421)
Change in working capital components:
Accounts receivable	2,653,973	(1,746,251)
Inventory	(3,692,056)	411,293
Prepaid and other	(93,019)	8,932
Accounts payable and other accrued expenses	(1,065,764)	(4,822,005)
Net cash provided by operating activities	24,829,371	21,271,263

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	—	(8,254,031)
Payments for equipment and construction in progress	(11,878,621)	(7,323,369)
Decrease (Increase) in other assets	222,159	(255,053)
Net cash (used in) investing activities	(11,656,462)	(15,832,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(3,875,100)	(13,692,020)
Net cash (used in) financing activities	(3,875,100)	(13,692,020)

Net increase (decrease) in cash and cash equivalents	9,297,809	(8,253,210)

Cash and Cash Equivalents - Beginning	20,256,678	32,522,840
Cash and Cash Equivalents - Ending	$29,554,487	$24,269,630

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to property and equipment	$300,812	$523,000

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

At December 31, 2015, trading securities consisted of short term bond mutual funds with an approximate cost of $41,157,000 and fair value of $40,731,000, respectively. At September 30, 2016, trading securities consisted of short term bond mutual funds with an approximate cost of $41,664,000 and fair value of $41,809,000, respectively. For the three and nine months ended September 30, 2016, the Company recorded interest, dividend and net unrealized gains and losses from these investments of approximately $159,000 and $1,079,000, respectively. During the same time periods of 2015, the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $114,000 and $374,000, respectively.

The Board of Directors voted to set aside up to $30 million in trading securities that will be used by the Company for the repurchase of 25,860 membership units held by Steve Retterath per the terms of an agreement with Mr. Retterath entered into on June 13, 2013 with the Company.

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

Inventories
Inventories are generally valued at the lower of cost (first-in, first-out) or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.

Property & Equipment
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require an asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset group to the carrying value of the asset group. If the carrying value of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three and nine months ended September 30, 2016 would be $95.87 and $219.87, respectively. Net income per unit for the three and nine months ended September 30, 2015 would have been $95.23 and $216.16, respectively.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the nine months ended September 30, 2016, ethanol sales averaged approximately 77% of total revenues, while approximately 19% of revenues were generated from the sale of distiller grains. Corn oil sales attributed for approximately 4% of revenues during this time period. For the nine months ended September 30, 2016, corn costs averaged approximately 81% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Raw Materials	$7,423,736	$5,030,182
Work in Process	1,771,897	1,428,646
Finished Goods	2,149,572	1,194,321
Totals	$11,345,205	$7,653,149

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

Term Revolving Loan
Under the terms of the Master Loan Agreement, the Company has a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.623% on September 30, 2016. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. There was no balance outstanding on the term revolving loan and $20 million available to be drawn as of September 30, 2016 and December 31, 2015.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and nine months ended September 30, 2016 totaled approximately $3,480,000 and $7,861,000 and during the three and nine months ended September 30, 2015 totaled approximately $872,000 and $4,066,000 respectively. Amounts due to these members was approximately $3,000 and none at September 30, 2016 and December 31, 2015, respectively.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of September 30, 2016, the Company had commitments to sell approximately 6 million of its produced gallons of ethanol at various fixed prices and 30 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through December 31, 2016.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of September 30, 2016, the Company had commitments to sell

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

approximately 2 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through October 31, 2016.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,473,000 as of September 30, 2016.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2016. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of September 30, 2016, the Company had approximately 16,000 tons of distiller grains commitments for delivery through December 2016 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and nine months months ended September 30, 2016 and 2015 were approximately as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016	September 30, 2015	September 30, 2015
Sales ethanol	$49,454,000	$151,689,000	$50,485,000	$148,017,000
Sales distiller grains	12,229,000	36,262,000	14,491,000	47,006,000
Sales corn oil	2,994,000	8,182,000	2,330,000	6,703,000

Marketing fees ethanol	$42,000	$126,000	$43,000	$127,000
Marketing fees distiller grains	200,000	595,000	199,000	565,000
Marketing fees corn oil	28,000	78,000	24,000	70,000

			As of September 30, 2016	As of December 31, 2015
Amount due from RPMG			$1,067,000	$3,641,000
Amount due from CHS			994,000	1,179,000

At September 30, 2016, the Company had approximately $17.8 million in outstanding priced corn purchase commitments for bushels at various prices and approximately 980,000 bushels of basis contracts through October 2017 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as electricity over the next 3 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending September 30:

2017	$3,787,000
2018	3,787,000
2019	1,894,000
Total anticipated commitments	$9,468,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three and nine months ended September 30, 2016 was approximately $418,000 and $1,249,000, respectively, and for the same periods in 2015 was approximately $381,000 and $1,199,000, respectively.

At September 30, 2016, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended September 30:

2017	$1,148,000
2018	284,000
Total lease commitments	$1,432,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 49 million bushels of corn per year.  Over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At September 30, 2016, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 14% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2016 and 2015 and the fair value of derivatives as of September 30, 2016 and December 31, 2015:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended September 30, 2016	Cost of Goods Sold	$4,712,000	$(2,626,000)	$2,086,000

Commodity contracts for the
three months ended September 30, 2015	Cost of Goods Sold	$(884,000)	$2,702,000	$1,818,000

Commodity contracts for the
nine months ended September 30, 2016	Cost of Goods Sold	$4,682,000	$(269,000)	$4,413,000

Commodity contracts for the
nine months ended September 30, 2015	Cost of Goods Sold	$652,000	$78,000	$730,000

	Balance Sheet Classification	September 30, 2016	December 31, 2015
Futures contracts through July 2017
In gain position		$430,000	$462,000
In loss position		(238,000)	—
Cash held by broker		702,000	244,000
	Current Asset	$894,000	$706,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of September 30, 2016
Trading securities	$41,809,000	$41,809,000	$—	$—
Derivative financial instruments
Assets	$430,000	$430,000	$—	$—
Liabilities	(238,000)	(238,000)	—	—

As of December 31, 2015
Trading securities, assets	$40,731,000	$40,731,000	$—	$—
Derivative financial instruments, assets	462,000	462,000	—	—

9.    LITIGATION MATTERS

Retterath

In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013.

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

10.    SUBSEQUENT EVENT

On October 19, 2016, the board of directors of Homeland Energy Solutions, LLC (the "Company") declared a distribution of $18,665,065 to be paid to 64,585 membership units which equals $289.00 per membership unit as of October 19, 2016. The Company paid this distribution in October 2016.

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

On the scheduled closing date for the repurchase agreement, Mr. Retterath sued the Company along with several directors, our former CEO, CFO, COO, a former director and our outside legal counsel in Florida state court. This lawsuit was subsequently removed to federal court in the State of Florida and ultimately to federal court in the State of Iowa. The federal court in the State of Iowa dismissed the only federal claim in Mr. Retterath's lawsuit against the Company and remanded the case to Florida state court. In August 2016, Mr. Retterath voluntarily dismissed the lawsuit without prejudice which was pending in Florida.

On February 18, 2015, we filed a motion for summary judgment asking the Iowa state court to rule that the repurchase agreement was valid and enforceable and ordering Mr. Retterath to perform his obligations pursuant to the repurchase agreement. Mr. Retterath along with his son and daughter-in-law filed motions for summary judgment asking the Iowa state court to rule that the repurchase agreement was invalid. The Iowa state court entered a ruling granting Homeland's motion for summary judgment and determined no membership vote was required as Mr. Retterath has contended. The Iowa state court also denied the summary judgment motions filed by Mr. Retterath and his son and daughter-in-law. Recently, Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We have filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit. In November 2016, the Iowa Court ruled that Homeland's original claims against Mr. Retterath will proceed to trial in January 2017 as scheduled and that any other issues that remain following that trial will be litigated after a ruling is issued in the January 2017 trial.

Details of both the Company's lawsuit against Mr. Retterath and Mr. Retterath's lawsuit are provided below in the section entitled "PART II - Item 1. Legal Proceedings."

The Company is in the process of completing various capital improvements designed to increase the production efficiency and production capacity of the ethanol plant. The most significant of the capital projects was the addition of fermentation capacity which was completed during our third quarter of 2016. Management anticipates that this increased fermentation capacity will increase our ethanol production yield and increase our total ethanol production.

On September 23, 2016, the Chinese government instituted a 33.8% anti-dumping duty on all distillers grains produced in the United States and exported to China. The Chinese claimed that ethanol producers in the United States were unfairly benefiting from subsidies which artificially lowered the price of distillers grains. China historically has been the world's top buyer of dried distillers grains and nearly all of the distillers grains China purchases come from the United States. This trade dispute has resulted in fewer exports of distillers grains to China which has had a negative impact on market distillers grains prices received by ethanol producers in the United States. Further, the Chinese duty is preliminary and it is possible that the final duty could be higher, further impacting distillers grains demand and prices. Management believes that this trade dispute has negatively impacted our profitability which could continue.

On October 19, 2016, the board of directors declared a distribution of $18,665,065 to be paid to 64,585 membership units. The distribution was paid in October 2016.

Results of Operations

Comparison of Fiscal Quarters Ended September 30, 2016 and 2015

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenue	$64,675,851	100.0	$67,305,574	100.0

Costs of goods sold	55,045,329	85.1	58,081,849	86.3

Gross profit	9,630,522	14.9	9,223,725	13.7

Selling, general and administrative expenses	1,126,987	1.7	787,789	1.2

Operating income	8,503,535	13.1	8,435,936	12.5

Other income	167,829	0.3	176,731	0.3

Net income	$8,671,364	13.4	$8,612,667	12.8

Revenue

Our total revenue for our third quarter of 2016 was approximately 4% less than our total revenue for our third quarter of 2015. Management attributes this decrease in revenue with decreased distiller grains and ethanol revenue, partially offset by increased corn oil revenue during the 2016 period.

For our third quarter of 2016, our total ethanol revenue was approximately 2% less than our third quarter of 2015 due to the net effect of lower ethanol prices partially offset by increased gallons of ethanol sold during the 2016 period. The average price we received for our ethanol during our third quarter of 2016 was approximately 3% less than during our third quarter of 2015. Management attributes this decrease in ethanol prices with decreased gasoline prices which have impacted ethanol prices along with increased ethanol supply in the market. Ethanol prices have increased following the end of our third quarter of 2016.

We sold approximately 1% more gallons of ethanol during our third quarter of 2016 compared to the same period of 2015 due primarily to increased ethanol production and the timing of our ethanol shipments. Management anticipates ethanol production to be slightly higher compared to prior years due to capital improvements we made at the ethanol plant designed to increase ethanol production along with improved corn to ethanol conversion efficiency which we anticipate will increase our total ethanol production.

Our total distiller grains revenue was approximately 16% less during our third quarter of 2016 compared to the same period of 2015, due primarily to decreased distiller grains prices, partially offset by an increase in our total tons of distiller grains sold. The average price we received for our dried distiller grains was approximately 19% less during our third quarter of 2016 compared to the same period of 2015. We sell nearly all of our distiller grains in the dried form. Management attributes these lower distiller grains prices to lower corn prices and decreased export demand from China due to the anti-dumping and countervailing duty investigation the Chinese commenced in January 2016 and recently imposed duty which management believes will further reduce distiller grains demand and prices. China was the largest export market for distillers grains which has had a significant impact on distiller grains demand and prices. Distiller grains are typically used as a feed substitute for corn. Recently, distiller grains have been trading at a greater discount compared to a comparable amount of corn which management believes is indicative of decreased distiller grains demand. Management anticipates distillers grains will continue to trade at a discount compared to the price of corn due to anticipated strong corn supplies and lower demand due to the loss of the Chinese market. We sold approximately 5% more total tons of distiller grains during our third quarter of 2016 compared to the same period of 2015 due to increased total production at the ethanol plant. Management anticipates distiller grains production will continue to be relatively stable despite anticipated increases in total production because of anticipated increases in our corn to ethanol conversion efficiency.

Our total corn oil revenue was approximately 28% greater for our third quarter of 2016 compared to the same period of 2015 due to increased corn oil production and higher market corn oil prices during the 2016 period. We sold approximately 22% more pounds of corn oil during our third quarter of 2016 compared to the same period of 2015 primarily because of an increase in the amount of corn oil we produced per bushel of corn used along with increased total production at the ethanol plant. We added additional corn oil extraction equipment which allows us to increase the amount of corn oil we can produce per ton of distiller grains. The average price we received for our corn oil was approximately 5% greater during our third quarter of 2016 compared to the same period of 2015. This increase in corn oil prices occurred, in part, due to increased corn oil demand from the biodiesel industry. Biodiesel production has benefited from the passage of the biodiesel blenders' tax credit for 2016 (and retroactively for 2015) which management believes positively impacts corn oil demand. Management believes that the increase in corn oil demand may not continue past December 2016 when the biodiesel blenders' tax credit is scheduled to expire which could negatively impact corn oil demand and prices during our 2017 fiscal year.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 5% less for our third quarter of 2016 compared to the same period of 2015. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 3% less during our third quarter of 2016 compared to our third quarter of 2015 due to decreased market corn prices, partially offset by increased corn consumption due to our increased production. The average price we paid per bushel of corn was approximately 8% less during our third quarter of 2016 compared to our third quarter of 2015 due to increased market corn supplies and anticipated increased corn production during 2016 along with relatively stable corn demand. We processed approximately 5% more bushels of corn during our third quarter of 2016 compared to our third quarter of 2015 due to our increased total production at the ethanol plant, partially offset by improved corn to ethanol conversion efficiency. Management anticipates continued lower corn prices due to the balance between corn supply and demand and the large corn crop harvested in the fall of 2016.

We experienced lower natural gas prices during our third quarter of 2016 compared to the same period of 2015 due to ample natural gas supplies and relatively stable natural gas demand during the 2016 period. During our third quarter of 2016, the average delivered price we paid per MMBtu of natural gas was approximately 11% less compared to the same period of 2015. We used approximately 1% more MMBtu of natural gas during our third quarter of 2016 compared to our third quarter of 2015 due to increased production partially offset by our improved operating efficiencies. Management anticipates relatively stable natural gas prices during the rest of our 2016 fiscal year and into our 2017 fiscal year due to plentiful natural gas supplies and certain natural gas risk management positions we have in place which are designed to protect the price we pay for natural gas. Management does not expect significant shifts in market natural gas prices unless there are disruptions in natural gas production which impact natural gas supplies. If a shortage of natural gas were to occur in the future, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our third quarter of 2016, we had a realized gain of approximately $4,712,000 and an unrealized loss of approximately $2,626,000 related to our corn derivative instruments. During our third quarter of 2015, we had a realized loss of approximately $884,000 and an unrealized gain of approximately $2,702,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 49 million bushels of corn per year. As of September 30, 2016, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 14% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our third quarter of 2016 compared to our third quarter of 2015 primarily due to increased accrual for year end employee bonus and our payments to trade organizations.

Other Income (Expense)

We had more interest income during our third quarter of 2016 compared to the same period of 2015 due to having more cash on hand during the 2016 period. Our other income was less during our third quarter of 2016 compared to the same period of 2015 due to decreased income from our trading securities.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenue	$196,132,720	100.0	$201,725,396	100.0

Costs of goods sold	174,855,824	89.2	180,370,248	89.4

Gross profit	21,276,896	10.8	21,355,148	10.6

Selling, general and administrative expenses	2,697,754	1.4	2,657,247	1.3

Operating income	18,579,142	9.5	18,697,901	9.3

Other income	1,306,828	0.7	852,224	0.4

Net income	$19,885,970	10.1	$19,550,125	9.7

Revenue

Our total revenue for the nine months ended September 30, 2016 was approximately 3% less than our total revenue for the nine months ended September 30, 2015. Management attributes this decrease in revenue with decreased market prices for our ethanol and distiller grains, partially offset by increased sales volumes and corn oil prices during the 2016 period.

For the nine months ended September 30, 2016, our total ethanol revenue was approximately 2% greater than the nine months ended September 30, 2015 due to increased gallons of ethanol sold during the 2016 period, partially offset by lower average ethanol prices. The average price we received for our ethanol during the nine months ended September 30, 2016 was approximately 3% less than during the nine months ended September 30, 2015. Management attributes this decrease in ethanol prices with lower gasoline prices. We sold approximately 5% more gallons of ethanol during the nine months ended September 30, 2016 compared to the same period of 2015 due primarily to increased ethanol production.

Our total distiller grains revenue was approximately 23% less during the nine months ended September 30, 2016 compared to the same period of 2015, due primarily to decreased distiller grains prices. The average price we received for our dried distiller grains was approximately 26% less during the nine months ended September 30, 2016 compared to the same period of 2015. Further, the average price we received for our modified/wet distiller grains was approximately 19% less during the nine months ended September 30, 2016 compared to the same period of 2015. Management attributes these lower distiller grains prices to lower corn prices and decreased export demand from China. We sold approximately 4% more total tons of distiller grains during the nine months ended September 30, 2016 compared to the same period of 2015 due to increased total production at the ethanol plant.

Our total corn oil revenue was approximately 22% greater for the nine months ended September 30, 2016 compared to the same period of 2015 due to increased corn oil production combined with higher market corn oil prices during the 2016 period. We sold approximately 20% more pounds of corn oil during the nine months ended September 30, 2016 compared to the same period of 2015 because of an increase in the amount of corn oil we produced per bushel of corn used along with increased total production at the ethanol plant. We added additional corn oil extraction equipment which allows us to increase the amount of corn oil we can produce per ton of distiller grains. The average price we received for our corn oil was approximately 2% greater during the nine months ended September 30, 2016 compared to the same period of 2015 due to increased corn oil demand.

Cost of Goods Sold

Our cost of goods sold related to corn, without taking into account derivative instruments, was comparable during the nine months ended September 30, 2016 and the nine months ended September 30, 2015 due to the net effect of an increase in the bushels of corn we consumed offset by a decrease in the average price we paid per bushel of corn. We processed approximately 7% more bushels of corn during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to our increased total production. The average price we paid per bushel of corn was approximately 6% less during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to increased market corn supplies and relatively stable corn demand.

We experienced lower natural gas costs during the nine months ended September 30, 2016 compared to the same period of 2015 due to a milder winter and more stable market natural gas prices during the 2016 period. During the nine months ended September 30, 2016, the average delivered price we paid per MMBtu of natural gas was approximately 20% less compared to the same period of 2015. We used a comparable volume of natural gas during the nine months ended September 30, 2016 and during the nine months ended September 30, 2015 despite our increased ethanol production due to our improved operating efficiencies.

During the nine months ended September 30, 2016, we had a realized gain of approximately $4,682,000 and an unrealized loss of approximately $269,000 related to our corn derivative instruments. During the nine months ended September 30, 2015, we had a realized gain of approximately $652,000 and an unrealized gain of approximately $78,000 related to our corn derivative instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increased accrual for year end employee bonus and our payments to trade organizations as well as increased legal fees related to our pending lawsuits.

Other Income (Expense)

Our other income was greater during the nine months ended September 30, 2016 compared to the same period of 2015 due to increased income from trading securities and more interest income during the 2016 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2016.

Balance Sheet Data	September 30, 2016	December 31, 2015
Total current assets	$88,300,227	$76,603,773
Total property and equipment	109,501,142	105,720,228
Total other assets	4,343,778	4,668,228
Total Assets	$202,145,147	$186,992,229

Total current liabilities	$36,995,461	$37,661,346
Total long-term liabilities	157,992	350,059
Total members' equity	164,991,694	148,980,824
Total Liabilities and Members' Equity	$202,145,147	$186,992,229

We had more cash and cash equivalents as of September 30, 2016 compared to December 31, 2015 due to income we generated from our operations. As of September 30, 2016, the value of our trading securities was higher compared to the trading securities we had at December 31, 2015 due to market changes. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was lower at September 30, 2016 compared to December 31, 2015 due to the timing of our quarter end with respect to shipments of our ethanol and payments from our marketer. We had more inventory on hand at September 30, 2016 compared to December 31, 2015 due to having more finished goods and raw materials inventory on hand at September 30, 2016 as a result of the timing of our quarter end. We also added additional grain storage capacity which increases the value of our corn inventory. The value of our derivative instruments was higher at September 30, 2016 compared to December 31, 2015 because of changing prices for corn which impacts the value of our corn futures position.

Our net property and equipment was higher at September 30, 2016 compared to December 31, 2015 due to the net effect of capital expenditures we have been making at the ethanol plant offset by depreciation. Our other assets were comparable at September 30, 2016 and December 31, 2015.

Our current liabilities were lower at September 30, 2016 compared to December 31, 2015, primarily due to a reduction in our accounts payable and accrued expenses. We typically experience an increase in our accounts payable at the end of our fiscal year as our corn suppliers seek to defer income into a later tax year by deferring corn payments. Our accrued expenses were lower at September 30, 2016 compared to December 31, 2015 due to payment of wages and performance bonuses accrued at year end.

Our long-term liabilities were lower at September 30, 2016 compared to December 31, 2015 primarily due to payments of vested bonus dollars to employees.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended September 30, 2016 were cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of September 30, 2016, we had $20.0 million available pursuant to our revolving loan and approximately $29.6 million in cash and cash equivalents. We also had approximately $30 million at September 30, 2016 of trading securities for the Retterath repurchase agreement along with an additional approximately $11.8 million in trading securities which are not set aside for the Retterath repurchase. Following the end of our third quarter of 2016, we paid a distribution to our members of approximately $18.7 million which reduced the cash we have available. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months months ended September 30, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$24,829,371	$21,271,263
Net cash (used in) investing activities	(11,656,462)	(15,832,453)
Net cash (used in) financing activities	(3,875,100)	(13,692,020)
Cash at beginning of period	20,256,678	32,522,840
Cash at end of period	$29,554,487	$24,269,630

Cash Flow From Operations

Our operations provided more cash during our first nine months of 2016 compared to the same period of 2015 primarily due to having more net income and using less cash for the payment of accounts payable and accrued expenses during the 2016 period.

Cash Flow From Investing Activities

We used less cash for investing activities during our first nine months of 2016 compared to the first nine months of 2015 because we purchased less trading securities during the 2016 period, partially offset by more capital expenditures during the 2016 period.

Cash Flow From Financing Activities

We used less cash for financing activities during our first nine months of 2016 compared to the same period of 2015 due to fewer distributions to our members during the 2016 period.

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

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month London Interbank Offered Rate (LIBOR) plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. As of September 30, 2016, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of September 30, 2016 at a rate of 3.623% per year.

If we fail to make a payment of principal or interest on our loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to maintain working capital of at least $27.5 million. This is our only material financial covenant. As of September 30, 2016, we were in compliance with our working capital covenant. Our actual working capital as of September 30, 2016 was approximately $71.3 million. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of September 30, 2016, we had price protection in place for approximately 14% of our anticipated corn needs, 3% of our natural gas needs and 1% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,705,000	MMBTU	10%	$(1,100,385)
Ethanol	143,550,000	Gallons	10%	(19,092,150)
Corn	42,140,000	Bushels	10%	(12,810,560)

For comparison purposes, our sensitivity analysis for our third quarter of 2015 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,800,000	MMBTU	10%	$(710,334)
Ethanol	135,000,000	Gallons	10%	(18,900,000)
Corn	47,000,000	Bushels	10%	(15,604,470)

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Interim Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, Mr. Retterath and his son and daughter-in-law voluntarily dismissed this lawsuit without prejudice.

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

Recently, Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit. In November 2016, the Iowa Court ruled that Homeland's original claims against Mr. Retterath will proceed to trial in January 2017 as scheduled and that any other issues that remain following that trial will be litigated after a ruling is issued in the January 2017 trial.

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

                The only remaining claim in the lawsuit alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on the single issue of inequitable conduct was held in October 2015.  Recently, the MDL Court ruled against GS Cleantech that it had inequitably conducted itself.  GS Cleantech has asked the court to amend its ruling. The defendants are seeking damages against GS Cleantech and its attorneys as a result of this finding of inequitable conduct.  We anticipate that if the determination of inequitable conduct is not amended, GS Cleantech will appeal this decision along with the Summary Judgment decision issued earlier.

ITEM 1A. RISK FACTORS.

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2015, included in our annual report on Form 10-K.

Distiller grains demand and prices may be negatively impacted by the Chinese anti-dumping duty. China is the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33.8% in response to this investigation. Both during the investigation and after the announcement of the duty, distiller grains demand and prices have been negatively impacted. While we expect China to continue to import some distiller grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distiller grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources, LLC dated effective June 1, 2016.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 14, 2016	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2016	/s/ Christine Marchand
Christine Marchand
Interim Chief Financial Officer (Principal Financial Officer)