Form 10-K
period 2016-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2017-03-03
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24, Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2016, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,777,000.

As of March 3, 2017, there were 90,445 membership units outstanding. On June 13, 2013, the registrant entered into an agreement with Steve Retterath, the registrant's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The registrant agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The registrant believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The registrant's position is that, as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the registrant. As a result, the registrant has recorded a $30 million short-term liability related to the amount the registrant agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the registrant agreed to repurchase from Mr. Retterath.

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

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Lower oil and gasoline prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower distillers grains prices which result from the Chinese anti-dumping and anti-subsidy duties;

•	The impact of lower gasoline prices on ethanol prices and demand;

•	Changes in the availability and price volatility of corn and natural gas;

•	Decreases in the market price of ethanol, distiller grains and corn oil;

•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Our ability to continue to satisfy the financial covenants contained in our credit agreements with our lender;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry;

•	Overcapacity within the ethanol industry;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel; and

•	Competition in the ethanol industry from alternative fuels.

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

On December 3, 2015, we executed a consulting agreement with Cornerstone Resources LLC ("Cornerstone Resources"). Pursuant to the consulting agreement, Cornerstone Resources provides the services of James Broghammer to serve as Homeland's President and CEO. On September 29, 2016, we agreed to amend and restate the consulting agreement to extend the term of the consulting agreement and revise the bonus compensation paid to Mr. Broghammer pursuant to the consulting agreement. The term was extended until December 31, 2016, with an optional extension of the Agreement for an additional six months which we exercised.

On December 21, 2016, our board of directors approved a plan to expand our ethanol production facility. We plan to increase our capacity by approximately 35 million gallons of ethanol per year and add additional grain storage capacity. The total capital cost of this project is expected to be approximately $42 million. We plan to finance the expansion using a combination of additional debt financing and cash from operations. As part of this expansion project, we entered into an Equipment Purchase and Installation Agreement (the "Construction Agreement") with ICM, Inc. ("ICM"). Pursuant to the Construction Agreement, ICM agreed to construct and install an ICM designed dual dryer system at the Company's ethanol production facility. The total cost of the system pursuant to the Construction Agreement is $27 million. The $27 million purchase price will be paid in several periodic payments as the system is constructed and installed. The dual dryer system is expected to be completed during the first quarter of 2018.

On June 13, 2013, we entered into an agreement with Steve Retterath, our largest member, to repurchase and retire all of the units owned by Mr. Retterath. We agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments, payable at closing and on July 1, 2014. The transaction failed to close by August 1, 2013 due to objections by Mr. Retterath. The Company believes that it has a binding agreement with Mr. Retterath. On August 14, 2013, the Company filed a lawsuit against Mr. Retterath in Iowa state court to enforce the terms of the repurchase agreement. The Company is asking the Iowa state court to require Mr. Retterath to complete the repurchase agreement pursuant to its terms.

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

On the scheduled closing date for the repurchase agreement, Mr. Retterath sued the Company along with several directors, our former CEO, CFO, COO, a former director and our outside legal counsel in Florida state court. This lawsuit was subsequently removed to federal court in the State of Florida and ultimately to federal court in the State of Iowa. The federal court in the State of Iowa dismissed the only federal claim in Mr. Retterath's lawsuit against the Company and remanded the case to Florida state court. In August 2016, Mr. Retterath voluntarily dismissed this lawsuit.

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

In January 2017, we went to trial with Mr. Retterath on the first part of the Iowa state court case regarding whether the repurchase agreement is valid and enforceable. Once the Iowa state court renders its decision, a second part of the lawsuit will go to trial regarding the tax treatment associated with the repurchase between the time when the agreement was signed and the decision regarding the enforceability of the repurchase agreement.

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The Company is one of more than twenty ethanol manufacturers that were sued by GS Cleantech. The complaint alleges that the Company's operation of a corn oil extraction process infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees. The complaint was transferred to the United States District Court for the Southern District of Indiana due to a finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL"). The MDL Court developed two tracks of defendants in this litigation. The first track includes defendants which were originally sued by GS Cleantech in 2010 and a second track of defendants sued in 2013 which includes the Company. On October 23, 2014, the MDL Court granted summary judgment in favor of the first track of defendants and found that the GS Cleantech patents which the Company is alleged to have infringed are invalid. Further, in a January 16, 2015 decision, the MDL ruled in favor of a stipulated motion for partial summary judgment finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed. GS Cleantech has said it will appeal this decision when the remaining claim in the suit has been decided. If GS Cleantech successfully appeals the District Court’s findings of invalidity, damages awarded GS Cleantech may be $1 million or more.

The only remaining claim in the lawsuit alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on the single issue of inequitable conduct was held in October 2015.  Recently, the MDL Court ruled that GS Cleantech had engaged in inequitable conduct.  GS Cleantech has asked the court to amend its ruling. The defendants are seeking damages against GS Cleantech and its attorneys as a result of this finding of inequitable conduct.  We anticipate that if the determination of inequitable conduct is not amended, GS Cleantech will appeal this decision along with the summary judgment decision issued earlier.

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

Product	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Ethanol	79%	75%	76%
Distiller Grains	17%	22%	21%
Corn Oil	4%	3%	3%

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, in recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encourage exports. During our 2016 fiscal year, exports of ethanol have increased with the top destinations being Brazil, Canada, China, India, Peru and the Philippines. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the recent imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. In addition, the strong U.S. Dollar may have negatively impacted ethanol exports from the United States during 2016. Also, the Chinese recently increased the tariff on imported ethanol from 5% to 30% which management believes could negatively impact ethanol prices in the United States.

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

Distiller Grains

Distiller grains are primarily used as animal feed. Distiller grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distiller grains exports have increased in recent years as distiller grains have become a more accepted animal feed. The United States ethanol industry exported a significant amount of distillers grains to China and Mexico over the past fiscal year with South Korea and Vietnam receiving notable amounts. However, exports of distillers grains weakened during this past fiscal year. Earlier this year, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Recently, China issued a final ruling on the anti-dumping investigation imposing an immediate duty on distillers grains that are produced in the United States. In addition, China implemented a final anti-subsidy duty in January 2017. The imposition of these duties are expected to result in a further decline in demand from this top importer requiring United States producers to seek out alternatives markets.

Corn Oil

The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Corn oil demand was higher during 2016 partially as a result of the reintroduction of the biodiesel blenders' tax credit during 2016 which increased biodiesel production. However, additional corn oil supply has continued to enter the market which has negatively impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

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

New Products and Services

We did not introduce any new products or services during our 2016 fiscal year.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers as well as raw material suppliers. As of December 1, 2016, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15.8 billion gallons of ethanol per year. According to RFA estimates, approximately 2% of the ethanol production capacity in the United States was not operating as of December 1, 2016. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,761	11%
POET Biorefining	1,629	10%
Valero Renewable Fuels	1,400	9%
Green Plains Renewable Energy	1,461	9%
Flint Hills Resources	820	5%

Updated: December 1, 2016

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

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. There are several commercial scale cellulosic ethanol production facilities either in production or in the construction phase. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distiller Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distillers grains. Distillers grains are primarily used as an animal feed supplement which replaces corn and soybean meal. As a result, we believe that distillers grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distillers grains which management believes has positively impacted demand and prices for distillers grains in the United States. In the event these distillers grains exports decrease, including as a result of the Chinese tariffs which have significantly reduced export demand for distillers grains, it could lead to an oversupply of distillers grains in the United States. An oversupply of distillers grains could result in increased competition among ethanol producers for sales of distillers grains which could negatively impact market distillers grains prices in the United States.

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices. Competition for corn oil sales has increased with the expiration of the biodiesel blenders' blenders credit at the end of 2016 which limits the market for corn oil sales due to anticipated lower biodiesel production.

Sources and Availability of Raw Materials

Corn Supply

The major raw material required to produce ethanol, distiller grains and corn oil at our plant is corn. The ethanol plant is currently operating at a rate in excess of its nameplate capacity. We anticipate that we will require approximately 52 million bushels of corn per year to produce approximately 145 million gallons of ethanol per year. However, starting in 2018 we anticipate purchasing a significant amount of additional corn due to our plant expansion project. Management prepared a corn origination study and we anticipate that we can purchase this additional corn at competitive prices. However, the additional corn demand may result in higher corn prices in the future. We buy as much corn as possible from local grain elevators and farmers. Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During 2016, the United States harvested another large corn crop. Further, due to the large corn crops which were harvested in 2014 and 2015, there was a significant carryover of corn from the prior year. As a result of the large corn crop and higher carryover, management anticipates that corn prices will remain lower during our 2017 fiscal year. However, if we experience unfavorable weather conditions, either throughout the United States or more locally in the corn area that serves the plant, we may experience higher corn prices and increased corn price volatility. Further, farmers may choose to plant less corn due to lower corn prices which could impact corn prices moving forward.

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

During our 2016 fiscal year we installed a steam turbine which allows us to use excess steam produced by the ethanol plant to generate electricity that we use in our production process. Management believes that this project allows us to decrease our total utility costs and allows us to operate the ethanol plant more profitably.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal Savings Bank ("Home Federal"). We are in the process of expanding the ethanol plant. We plan to enter into a new term loan in order to partially finance the expansion. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2017 fiscal year and beyond and that we will be able to finance the expansion project using a term loan we anticipate receiving during our 2017 fiscal year.

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

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS statutory Renewable Volume Obligation (RVO) for corn-based ethanol was 14.4 billion gallons in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. On November 30, 2015, the EPA released its final RVO for corn-based ethanol for 2014 through 2016. The final RVO reduced the corn-based ethanol use requirements pursuant to the RFS below the statutory requirements. Pursuant to the final RVO release, the RFS requirement for corn-based ethanol was 13.61 billion gallons for 2014, 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016. On May 18, 2016, the EPA released a proposed rule to set the RVO for 2017. The EPA proposed to set the total RVO at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. A public hearing on the proposed rule was held in June and the public comment period expired on July 11, 2016. The final rule was released on November 23, 2016 and the corn-based ethanol RVO was increased to 15 billion gallons, which equals the statutory requirement in the RFS. However, previous reductions in the RVO have negatively impacted the ethanol industry.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 140 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2016, we incurred costs and expenses of approximately $111,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $150,000 for compliance with environmental laws for our fiscal year ended December 31, 2017.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Employees

As of December 31, 2016, we had 47 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

Financial Information about Geographic Areas

All of the products we sold to our customers for our fiscal years 2016, 2015 and 2014 were produced in the United States and all of our long-lived assets and operations are domiciled in the United States. We have engaged third-party professional marketers that decide where our products are marketed and we have limited control over the marketing decisions made by our marketers. Our marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distiller grains are exported to China, Mexico, South Korea, Vietnam and Canada and the United States ethanol industry exported significant amounts of ethanol to Canada, Brazil, China, India and the Philippines. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

The spread between ethanol and corn prices can vary significantly which can negatively impact our financial condition. Our only source of revenue comes from sales of our ethanol, distiller grains and corn oil. The primary raw materials we use to produce our ethanol, distiller grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant which could decrease the value of our units.

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders.

However, at various times in recent years, the price of gasoline has decreased which has reduced the spread between the price of gasoline and the price of ethanol. This trend has negatively impacted ethanol prices. If this trend continues for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Distiller grains demand and prices may be negatively impacted by the Chinese anti-dumping and countervailing duty investigation. China was historically the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33% in response to this investigation and an anti-subsidy duty on September 30, 2016 of approximately 10%. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties at rates higher than the preliminary rates set in September 2016. The anti-dumping duties will range from 42.2% to 53.7%, an increase from the preliminary duty of 33.8% issued in September 2016. The final anti-subsidy tariffs will range from 11.2% to 12%, up from 10% to 10.7% issued in September 2016. Both during the investigation and after the announcement of the duties, distiller grains demand and prices have been negatively impacted. While we expect China to continue to import some distiller grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distiller grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Our credit agreements with Home Federal require that we comply with various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, Home Federal could deem us to be in default of our loans and prevent us from drawing funds on our revolving line of credit and also require us to immediately repay any outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

Risks Related to Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol during our 2015 and 2016 fiscal years which may not continue to occur during our 2017 fiscal year. The Chinese recently increased tariffs on ethanol produced in the United States which could negatively impact ethanol exports to China. We may experience periods of ethanol supply and demand imbalance during our 2017 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 140 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. In addition, restrictions on the evaporative emissions of E15 during the summer months can limit the availability of E15 in some markets. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of December 1, 2016, there are 213 ethanol plants in the United States with capacity to produce approximately 15.8 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 2% of the ethanol production capacity in the United States was idled as of December 1, 2016. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

If exports of ethanol are reduced, including as a result of the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2016 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. While we continue to experience some ethanol exports to Europe, as a result of this tariff, if ethanol prices increase, these exports to the European Union may cease. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of United States ethanol could reduce their imports which could negatively impact ethanol prices in the United States and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On November 30, 2015, the EPA released the final renewable volume obligations for 2014, 2015 and 2016 which lowered the renewable volume obligations below the statutory volume requirements. On November 23, 2016, the EPA released the final renewable volume obligations for 2017 which returned the renewable volume obligation for corn-based ethanol to the statutory volume requirement. However, any future reduction of the volume requirements under the RFS by the EPA could decrease the market price and demand for ethanol which will negatively impact our financial performance.

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

ITEM 3. LEGAL PROCEEDINGS.

Retterath Florida Lawsuit

On August 1, 2013, Steve Retterath, the Company's largest investor and a former member of the Company's board of directors filed a lawsuit in the Florida Circuit Court located in Palm Beach County, Florida. The lawsuit was subsequently removed to federal court in Florida. In the lawsuit, Mr. Retterath sued the Company, Pat Boyle, Maurice Hyde, Christine Marchand, Mathew Driscoll, Leslie Hansen, and Chad Kuhlers, each members of the Company's board of directors, Walter Wendland, the Company's former Chief Executive Officer, David Finke, the Company's former Chief Financial Officer and Kevin Howes, the Company's Chief Operating Officer. Mr. Retterath also sued James Boeding, a former director and the Company's outside legal counsel, Joseph Leo and the BrownWinick Law Firm. Mr. Retterath is claiming that certain actions taken by the Company violated fiduciary duties owed to him as a member or fraudulently induced him to take certain actions. Mr. Retterath is also claiming violations of state and federal securities laws and violations of Florida's deceptive and unfair trade practices statutes. Mr. Retterath claims an unspecified damage in excess of $30 million in monetary damages. The Florida court ruled in favor of the Company's motion to transfer the case to Iowa. Each of the defendants filed motions to dismiss the lawsuit and Mr. Retterath filed a motion for partial summary judgment in the case. The Federal Court in Iowa ruled in favor of the defendants and dismissed the federal claims in this lawsuit. Further, the Federal Court declined jurisdiction to hear the other state law matters in the case and remanded those claims back to Florida state court.

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

Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit. In November 2016, the Iowa Court ruled that our original claims against Mr. Retterath would proceed to trial in January 2017 as scheduled and that any other issues that remain following that trial would be litigated after a ruling is issued in the January 2017 trial. The trial was held in January 2017 and we are awaiting a ruling from the Iowa state court.

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

The only remaining claim in the lawsuit alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on the single issue of inequitable conduct was held in October 2015.  The MDL Court ruled that GS Cleantech engaged in inequitable conduct.  GS Cleantech has asked the court to amend its ruling. The defendants are seeking damages against GS Cleantech and its attorneys as a result of this finding of inequitable conduct.  We anticipate that if the determination of inequitable conduct is not amended, GS Cleantech will appeal this decision along with the summary judgment decision issued earlier.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of March 3, 2017, we had 90,445 units outstanding and approximately 1,275 total members. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is that, as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2015	$1,500	$1,800	$1,687	455
Second Quarter 2015	$1,500	$1,800	$1,600	110
Third Quarter 2015	$1,600	$1,850	$1,752	82
Fourth Quarter 2015	$1,500	$1,800	$1,705	233
First Quarter 2016	$1,650	$2,000	$1,824	132
Second Quarter 2016	$1,700	$2,000	$1,902	275
Third Quarter 2016	$1,750	$1,900	$1,837	221
Fourth Quarter 2016	$1,800	$1,800	$1,800	40

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

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2015	$1,800	$2,400	$2,015	627
Second Quarter 2015	$1,600	$2,400	$2,112	277
Third Quarter 2015	$1,800	$2,100	$1,879	175
Fourth Quarter 2015	$1,800	$2,100	$1,923	173
First Quarter 2016	$1,600	$1,900	$1,688	120
Second Quarter 2016	$1,850	$1,850	$1,850	150
Third Quarter 2016	$—	$—	$—	—
Fourth Quarter 2016	$—	$—	$—	—

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2015	$1,625	$1,625	$1,625	100
Second Quarter 2015	$1,600	$1,600	$1,600	15
Third Quarter 2015	$1,800	$1,800	$1,800	22
Fourth Quarter 2015	$1,800	$1,600	$1,708	44
First Quarter 2016	$1,700	$1,700	$1,700	20
Second Quarter 2016	$1,650	$1,700	$1,672	45
Third Quarter 2016	$1,750	$1,800	$1,786	70
Fourth Quarter 2016	$1,830	$2,200	$1,966	70

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

Distributions

We paid distributions to our members in each of our last two fiscal years. Our board of directors paid three distributions during our 2016 fiscal year for a total of $499 per membership unit with total distributions equaling $32,227,915. Our board of directors paid three distributions during our 2015 fiscal year for a total of $362 per membership unit with total distributions equaling $23,379,770. No distributions were paid to the contested membership units which are subject to the Retterath litigation. Our board of directors has discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility and restrictions under Iowa law. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

Performance Graph

The following graph shows a comparison of cumulative total member return since December 31, 2011, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2011. Data points on the graph are quarterly. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2014, 2013 and 2012 and the selected income statement data and other financial data for the years ended December 31, 2013 and 2012 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of December 31, 2016 and 2015 and the selected income statement data and other financial data for each of the years in the three year period ended December 31, 2016 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	2016	2015	2014	2013	2012
Total Revenue	$272,938,079	$269,970,953	$330,436,817	$400,211,785	$359,242,777
Net Income	34,484,463	24,511,283	68,615,951	28,233,908	494,765
Net Income Per Unit	533.94	379.52	1,062.41	359.48	5.47
Distributions Declared Per Unit	499.00	362.00	618.00	131.00	133.00
Total Assets	198,784,899	186,992.29	188,507,073	174,078,126	141,847,168
Long-term Liabilities	123,190	350,059	419,904	15,303,526	1,268,793
Members' Equity	151,237,372	148,980,824	147,849,311	119,146,890	129,373,617

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal Years Ended December 31, 2016 and 2015

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenue	$272,938,079	100.0	$269,970,953	100.0

Cost of goods sold	235,786,636	86.4	242,628,553	89.9

Gross profit	37,151,443	13.6	27,342,400	10.1

Selling, general and administrative expenses	3,736,798	1.4	3,618,821	1.3

Operating income	33,414,645	12.2	23,723,579	8.8

Other income (expense)	1,069,818	0.4	787,704	0.3

Net income	$34,484,463	12.6	$24,511,283	9.1

Revenue

Our total revenue for our 2016 fiscal year was approximately 1% greater than our total revenue for our 2015 fiscal year. Management attributes this increase in revenue primarily with increased ethanol and corn oil revenue, partially offset by decreased distiller grains revenue for our 2016 fiscal year compared to our 2015 fiscal year. Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

For our 2016 fiscal year, our total ethanol revenue increased by approximately 7% compared to our 2015 fiscal year due to higher average ethanol prices along with increased ethanol gallons sold. The average price we received for our ethanol during our 2016 fiscal year was approximately 1% greater than during our 2015 fiscal year. Management attributes this increase in ethanol prices with increased gasoline prices and higher export demand during our 2016 fiscal year. While we believe ethanol prices were impacted by uncertainty related to the corn-based ethanol requirement in the RFS, management believes that increased gasoline demand and increased export demand positively impacted market ethanol prices which increased the average price we received for our ethanol.

Management anticipates that ethanol prices will remain relatively stable during our 2017 fiscal year due to the fact that the RFS ethanol use requirements were set at 15 million gallons for corn-based ethanol for 2017 along with increased export demand for ethanol. However, export demand for ethanol is less consistent compared to domestic demand, so if ethanol exports are lower during 2017 compared to 2016, it could result in lower ethanol prices and could negatively impact our profitability. Further, other ethanol producers are expanding their production capacities to meet the increase in ethanol demand experienced during 2016. If ethanol supply increases at a greater pace compared to ethanol demand, it could negatively impact ethanol prices and could negatively impact our profitability.

We sold approximately 6% more gallons of ethanol during our 2016 fiscal year compared to the same period of 2015. Management attributes this increase in total production of ethanol with improved operating efficiency and plant performance during the 2016 period. Management anticipates that our ethanol production during our 2017 fiscal year will be higher than during our 2016 fiscal year due to capital improvement projects we have been undertaking designed to increase our production capacity along with improved corn to ethanol production yield which increases our production.

Our total distiller grains revenue was approximately 22% less during our 2016 fiscal year compared to the same period of 2015 primarily due to lower distiller grains prices. We sold approximately 1% more tons of distiller grains during our 2016 fiscal year compared to the same period of 2015 due to an overall increase in production during the 2016 period partially offset by an increase in corn oil extractions. The average prices we received for our distiller grains were lower during our 2016 fiscal year compared to the same period of 2015 due primarily to decreased distiller grains exports to China along with increased corn supplies. Due to the Chinese trade issues, this major source of distiller grains demand was significantly decreased during our 2016 fiscal year. We primarily sell our distiller grains in the dried form based on market conditions which favor this product, however we still sell a small portion of our distillers grains in the modified/wet form. The average price we received per ton of dried distiller grains sold decreased by approximately 23% during our 2016 fiscal year compared to the same period of 2015. Since distiller grains are primarily used as an animal feed substitute for corn and soybean meal, the price of distiller grains is impacted by these competing products. When soybean and corn supplies increase and the prices of these commodities are lower, it negatively impacts the price we receive for our distiller grains. Management anticipates continued lower corn and soybean prices and lower export demand for distiller grains which may result in lower distiller grains prices during our 2017 fiscal year. Lower distiller grains prices have negatively impacted our profitability and may continue to negatively impact our financial performance during our 2017 fiscal year.

Our revenue from corn oil sales was greater during our 2016 fiscal year compared to the same period of 2015, due to higher corn oil prices along with increased total pounds of corn oil sold. The average price we received for our corn oil during our 2016 fiscal year was approximately 8% greater than the average price we received during the same period of 2015. Management attributes this increase in corn oil prices with increased corn oil demand from the biodiesel industry during 2016.

We produced approximately 22% more pounds of corn oil during our 2016 fiscal year compared to the same period of 2015. Management attributes this increase in corn oil production with increased production by the ethanol plant, generally, along with an increased in the amount of corn oil we removed from our distiller grains during our 2016 fiscal year. We increased the amount of corn oil we removed from our distiller grains through changes in our corn oil extraction process.

Management anticipates that corn oil prices may be lower during our 2017 fiscal year since the biodiesel blenders' tax credit expired at the end of 2016 and may not be renewed in 2017. The loss of the biodiesel blenders' tax credit may decrease demand for corn oil during 2017. Further, management anticipates stronger corn oil production during our 2017 fiscal year which could negatively impact corn oil prices.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was approximately 3% less during our 2016 fiscal year compared to the same period of 2015 due to lower corn and natural gas prices partially offset by higher corn and natural gas consumption.

The average price we paid per bushel of corn was approximately 7% lower during our 2016 fiscal year compared to our 2015 fiscal year. Management attributes this decrease in the average price we paid per bushel of corn with lower market corn prices during our 2016 fiscal year compared to our 2015 fiscal year. Management attributes the decrease in market corn prices to a strong corn crop during the fall of 2015 along with a record corn crop harvested in the fall of 2014 which resulted in a large corn carryover. In addition, growing conditions were favorable during our 2016 fiscal year which management believes drove corn prices lower during 2016. Management anticipates that corn prices will remain lower during our 2017 fiscal year due to the large corn supply and relatively stable corn demand. In addition to the lower corn prices, our cost of goods sold was lower during our 2016 fiscal year due to approximately $4.2 million in combined realized and unrealized gains on our corn risk management positions which reduced our cost of goods sold during our 2016 fiscal year. During our 2015 fiscal year, we experienced a combined realized and unrealized gain on our risk management positions of approximately $2.0 million which reduced our cost of goods sold during our 2015 fiscal year.

We purchased approximately 6% more bushels of corn during our 2016 fiscal year compared to our 2015 fiscal year. Management attributes this increase in corn consumption with increased production during the 2016 period. We also experienced a slight improvement in our corn to ethanol conversion ratio. Management anticipates that our corn consumption will be greater during our 2017 fiscal year compared to our 2016 fiscal year due to anticipated increases in our ethanol production during our 2017 fiscal year.

During our 2016 fiscal year, the average price we paid per MMBtu of natural gas was approximately 17% less compared to our 2015 fiscal year. Management attributes this decrease in natural gas prices to lower energy prices, generally, during our 2016 fiscal year along with relatively mild weather during the winter months during our 2016 fiscal year. We expect higher natural gas prices during winter months due to annual increases in natural gas transportation costs. Management anticipates relatively stable natural gas prices during our 2017 fiscal year unless a supply disruption were to occur which negatively impacts market natural gas supplies. We consumed approximately 1% more natural gas during our 2016 fiscal year compared to the same period of 2015, primarily due to increased production at the ethanol plant offset by a 5% increase in efficiency to use less natural gas per gallon of ethanol production. We expect our natural gas consumption to continue to track our total production during our 2017 fiscal year.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were higher during our 2016 fiscal year compared to our 2015 fiscal year due primarily to increased dues to industry trade groups and employee bonuses that are partially calculated on net income.

Other Income (Expense)

We had more interest income during our 2016 fiscal year compared to the same period of 2015 due to having more cash on hand during the 2016 period due to our increased profitability compared to our 2015 fiscal year. We had more other income during our 2016 fiscal year compared to the same period of 2015 primarily due to having more net earnings on trading securities along with slight increases in investment income from our investment in RPMG, our ethanol and corn oil marketer.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2016

Balance Sheet Data	December 31, 2016	December 31, 2015
Total current assets	$76,835,075	$76,603,773
Total property and equipment	117,806,502	105,720,228
Total other assets	4,143,322	4,668,228
Total Assets	$198,784,899	$186,992,229

Total current liabilities	$47,424,337	$37,661,346
Total long-term liabilities	123,190	350,059
Total members' equity	151,237,372	148,980,824
Total Liabilities and Members' Equity	$198,784,899	$186,992,229

We had less cash on hand at December 31, 2016 compared to December 31, 2015 due to distributions we paid to our members during our 2016 fiscal year. In addition, we had approximately $41.6 million in marketable trading securities at December 31, 2016 compared to approximately $40.7 million at December 31, 2015. A portion of our marketing trading securities during each period is being held to complete the Retterath unit repurchase. The value of our accounts receivable was higher at December 31, 2016 compared to December 31, 2015 due to the timing of our product shipments compared to the end of our fiscal year as we were awaiting payment for more of our finished products at the end of our 2016 fiscal year compared to the end of our 2015 fiscal year. The value of our inventory was greater at December 31, 2016 compared to December 31, 2015 due primarily to increased corn inventory at December 31, 2016 compared to December 31, 2015 due to our increased corn storage capacity. We had more prepaid and other assets at December 31, 2016 compared to December 31, 2015 due to increases in our prepaid expenses related to natural gas transportation.

The value of our plant equipment and buildings was higher at December 31, 2016 compared to December 31, 2015 primarily due to a number of capital improvement projects completed in our 2016 fiscal year, partially offset by depreciation of our assets. We had approximately $8.3 million in construction in progress at December 31, 2016 primarily related to our plant expansion project.

Our other assets were less at December 31, 2016 compared to December 31, 2015 due to a decrease in the value of the investment we made in RPMG, LLC, an affiliate of our ethanol and corn oil marketer. We received a distribution from RPMG, LLC during 2016 which reduced our asset. In addition, we continue to amortize certain utility rights associated with construction of the ethanol plant.

Our accounts payable was higher at December 31, 2016 compared to December 31, 2015 primarily due to construction payables related to our expansion project along with increased corn payables because of our increased corn storage capacity. We had a $30 million liability as of December 31, 2016 and 2015 related to the membership unit repurchase agreement. Our accrued expenses were higher at December 31, 2016 compared to December 31, 2015 because our payroll payable was higher at the end of our 2016 fiscal year compared to the end of our 2015 fiscal year due to increased year-end bonuses during our 2016 fiscal year.

We had less long-term liabilities at December 31, 2016 compared to December 31, 2015 due to vesting payments of previously deferred employee bonuses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2016, we had $20 million available pursuant to our revolving loan and approximately $14.2 million in cash plus approximately $11.6 million in unrestricted trading securities. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We are in the process of expanding the ethanol plant and we anticipate securing a new term loan to finance this expansion. We do not anticipate seeking additional equity or debt financing in the next 12 months to continue our operations. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the fiscal years ended December 31, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$40,386,461	$30,625,497
Net cash (used in) investing activities	(14,246,581)	(19,511,889)
Net cash (used in) financing activities	(32,227,915)	(23,379,770)
Cash at beginning of period	20,256,678	32,522,840
Cash at end of period	$14,168,643	$20,256,678

Cash Flow From Operations

Our operations generated more cash during our 2016 fiscal year compared to the same period of 2015 primarily due to increased net income during the 2016 fiscal year.

Cash Flow From Investing Activities

We used less cash for purchases of trading securities during our 2016 fiscal year compared to our 2015 fiscal year. We used more cash for equipment and construction purchases during our 2016 fiscal year compared to our 2015 fiscal year due to a number of capital projects which were ongoing during our 2016 fiscal year. During our 2016 fiscal year, our primarily capital additions were additional corn storage capacity along with increased fermentation capacity. We also completed a steam letdown turbine during December 2016 which will allow us to reduce our electricity usage. During our 2015 fiscal year, our primary capital additions were ethanol load-out, storage and fermentation projects.

Cash Flow From Financing Activities

We used more cash for financing activities during our 2016 fiscal year compared to the same period of 2015. During our 2016 fiscal year, we paid more cash in distributions to our members compared to our 2015 fiscal year.

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

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan, on which date the unpaid principal balance of the term revolving loan becomes due. As of December 31, 2016, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of December 31, 2016 at a rate of 3.73% per year.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of December 31, 2016, we were in compliance with all of our debt covenants and financial ratios.

Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

Failure to comply with the loan covenants or to maintain the required financial ratios may cause acceleration of the outstanding principal balance on the loan and/or the imposition of fees, charges or penalties. Any acceleration of the debt financing or imposition of the fees, charges or penalties may restrict or limit our access to the capital resources necessary to continue plant operations.

Should we default on any of our obligations pursuant to the Home Federal loan, Home Federal may terminate its commitment to provide us funds and declare the entire unpaid principal balance of the loan, plus accrued interest, immediately due and payable. Events of default include the failure to make payments when due, our insolvency, any material adverse change in our financial condition or the breach of any of the covenants, representations or warranties we have made in the loan agreements.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our contractual obligations and approximate commitments as of December 31, 2016:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	5,786,000	1,526,000	2,087,000	1,932,000	241,000
Purchase Obligations	42,300,000	37,566,000	4,734,000	—	—
Total Contractual Cash Obligations	$48,086,000	$39,092,000	$6,821,000	$1,932,000	$241,000

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we had no amounts outstanding on variable interest debt as of December 31, 2016. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of December 31, 2016, we had price protection in place for approximately 9% of our anticipated corn needs, 0% of our natural gas needs and approximately 9% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,900,000	MMBTU	10%	$1,473,000
Ethanol	141,500,000	Gallons	10%	21,791,000
Corn	47,200,000	Bushels	10%	15,680,000

For comparison purposes, our sensitivity analysis for our 2015 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	2,880,000	MMBTU	10%	$849,600
Ethanol	150,000,000	Gallons	10%	19,200,000
Corn	47,000,000	Bushels	10%	16,356,000

PART 8.        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Homeland Energy Solutions, LLC

We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC as of December 31, 2016 and 2015, and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeland Energy Solutions, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
March 3, 2017

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,168,643	$20,256,678
Trading securities	41,551,151	40,730,621
Accounts receivable	6,258,503	4,875,102
Derivative instruments	529,185	705,549
Inventory	11,619,564	7,653,149
Prepaid and other	2,708,029	2,382,674
Total current assets	76,835,075	76,603,773

PROPERTY AND EQUIPMENT
Land and improvements	22,539,788	22,539,771
Buildings	6,344,990	5,684,546
Equipment	166,657,213	149,732,809
Construction in progress	8,270,322	2,518,695
	203,812,313	180,475,821
Less accumulated depreciation	86,005,811	74,755,593
Total property and equipment	117,806,502	105,720,228

OTHER ASSETS
Utility rights, net of amortization of $1,319,217 and $1,182,829	988,812	1,125,200
Other assets	3,154,510	3,543,028
Total other assets	4,143,322	4,668,228

TOTAL ASSETS	$198,784,899	$186,992,229

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2016	December 31, 2015
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,051,844	$6,522,326
Due to former member	30,000,000	30,000,000
Accrued expenses	1,372,493	1,139,020
Total current liabilities	47,424,337	37,661,346

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Other liabilities	123,190	350,059
Total long-term liabilities	123,190	350,059

MEMBERS' EQUITY (64,585 units issued and outstanding)	151,237,372	148,980,824

TOTAL LIABILITIES AND MEMBERS' EQUITY	$198,784,899	$186,992,229

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014

Revenue	$272,938,079	$269,970,953	$330,436,817

Costs of goods sold	235,786,636	242,628,553	257,702,030

Gross profit	37,151,443	27,342,400	72,734,787

Selling, general and administrative expenses	3,736,798	3,618,821	4,694,794

Operating income	33,414,645	23,723,579	68,039,993

Other income (expense)
Interest expense	—	—	(129,480)
Interest income	10,641	9,322	23,460
Other income	1,059,177	778,382	681,978
Total other income (expense)	1,069,818	787,704	575,958

Net Income	$34,484,463	$24,511,283	$68,615,951

Basic & diluted net income per capital unit	$534	$380	$1,062

Distribution per capital unit	$499	$362	$618

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585	64,585

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2016, 2015 and 2014

Members'
Equity
Balance, December 31, 2013	$119,146,890
Distributions	(39,913,530)
Net Income	68,615,951
Balance, December 31, 2014	147,849,311
Distributions	(23,379,770)
Net Income	24,511,283
Balance, December 31, 2015	148,980,824
Distributions	(32,227,915)
Net Income	34,484,463
Balance, December 31, 2016	$151,237,372

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2016, 2015, and 2014

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,484,463	$24,511,283	$68,615,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,386,606	10,697,083	10,476,150
Unrealized loss (gain) on risk management activities	176,364	599,148	(123,922)
Unrealized (gain) on trading securities	(820,530)	(275,789)	(19,974)
Change in working capital components:
Accounts receivable	(1,383,401)	(3,626,618)	6,236,402
Inventory	(3,966,415)	1,863,978	(2,119,394)
Prepaid expenses and other	(325,355)	(404,231)	(76,733)
Accounts payable, accrued expenses and other	834,729	(2,739,357)	726,526
Net cash provided by operating activities	40,386,461	30,625,497	83,715,006

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	—	(8,234,031)	(32,200,827)
Payments for equipment and construction in progress	(14,635,099)	(10,969,318)	(1,968,649)
Proceeds from sale of equipment	—	—	17,054
Decrease (Increase) in other assets	388,518	(308,540)	(540,485)
Net cash (used in) investing activities	(14,246,581)	(19,511,889)	(34,692,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(32,227,915)	(23,379,770)	(39,913,530)
Payments for debt issuance costs	—	—	(76,681)
Proceeds from long-term borrowings	—	—	30,000,000
Payments on long-term borrowings	—	—	(45,000,000)
Net cash (used in) financing activities	(32,227,915)	(23,379,770)	(54,990,211)

Net (decrease) in cash	(6,088,035)	(12,266,162)	(5,968,112)

Cash and Cash Equivalents - Beginning	20,256,678	32,522,840	38,490,952
Cash and Cash Equivalents - Ending	$14,168,643	$20,256,678	$32,522,840

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$130,841
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to property and equipment	$8,701,393	$93,000	$—
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

Cash and Cash Equivalents
The Company maintains its accounts primarily at one financial institution. At various times, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts.

Trading Securities
Investments bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are measured at fair value using prices obtained from pricing services. Any interest, dividends, and unrealized or realized gains and losses on the trading securities are recorded as part of other income (expense).

At December 31, 2016, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $41,863,000 and fair value of $41,551,000. At December 31, 2015, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $41,157,000 and fair value of $40,731,000. For the fiscal years ended December 31, 2016 and 2015, the Company recorded interest, dividends and realized and unrealized gains and losses from these investments of approximately $821,000 and $276,000, respectively.

The Board of Directors voted to set aside up to $30 million in trading securities that will be used by the Company for the repurchase of 25,860 membership units held by Steve Retterath per the terms of an agreement with Mr. Retterath entered into on June 13, 2013 by the Company.

Receivables
Credit sales are made primarily to two customers and no collateral is required. The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require a long-lived asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset group to the carrying value of the asset group. If the carrying value of the long-lived asset group in not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company has concluded that no impairment is necessary as of December 31, 2016 and 2015.

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

The Company enters into short-term cash, option and futures contracts as a means of securing purchases of corn, natural gas and sales of ethanol for the plant and managing exposure to changes in commodity and energy prices. All of the Company's derivatives are designated as non-hedge derivatives for accounting purposes, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

At December 31, 2016, the Company anticipates the following amortization of utility rights for the years ended December 31:

2017	$136,000
2018	136,000
2019	136,000
2020	136,000
2021	136,000
Thereafter	309,000
Total amortization	$989,000

Revenue and Cost Recognition
Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers. This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol and distiller grains are not specifically identifiable, and as a result, revenue from the sale of ethanol and distiller grains is recorded based on the net selling price reported to the Company from the marketer. Rail car lease costs incurred by the Company in the sale and shipment of distiller grain products are included in the cost of goods sold.

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

Committed Shares to be Redeemed
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the membership units owned by Mr. Retterath. The Company agreed to close on this repurchase on, or before, August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments, payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. Due to all conditions of the agreement being met prior to, or on, August 1, 2013, the Company believes that it has a binding agreement with Mr. Retterath; as such the commitment to repurchase and retire the membership units is reflected in the financial statements as a liability as these shares became mandatorily redeemable on June 13, 2013. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013.

Net Income per Unit
Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the twelve months ended December 31, 2016, 2015 and 2014 would be approximately $381, $271, and $759, respectively.

Homeland Energy Solutions, LLC
Notes to Financial Statements

Environmental Liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2016, 2015, or 2014.

Fair Value
Financial instruments include cash and equivalents, trading securities, accounts receivable, derivative instruments, accounts payable and accrued expenses. The fair value of trading securities and derivative financial instruments is based on quoted market prices (see Note 8). The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments (Level 3).

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the year ended December 31, 2016, ethanol sales averaged approximately 79% of total revenues, while approximately 17% of revenues were generated from the sale of distiller grains and 4% of revenues were generated from the sale of corn oil. For the year ended December 31, 2016, corn costs averaged approximately 79% of cost of goods sold.

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

Recent & Pending Accounting Pronouncements
The Company is currently evaluating the following new accounting pronouncements and their potential impact, if any, on our financial statements:

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year.

Homeland Energy Solutions, LLC
Notes to Financial Statements

2.    INVENTORY

Inventory consisted of the following as of December 31, 2016 and 2015.

	2016	2015
Raw Materials	$8,489,218	$5,030,182
Work in Process	1,900,387	1,428,646
Finished Goods	1,229,959	1,194,321
Totals	$11,619,564	$7,653,149

3.    DEBT

Term Revolving Loan
The Company has a $20 million term revolving loan which has a maturity date of August 1, 2018 and is secured by substaintially all assets of the Company. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 3.73% on December 31, 2016. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. There was no balance outstanding on the term revolving loan as of December 31, 2016 or December 31, 2015. The Company had $20 million available at both December 31, 2016 and December 31, 2015.

Covenants
In addition, during the term of the Loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balance on the Loan and/or the imposition of fees, charges or penalties.

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

Other Matters
The Company purchases corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2016, 2015 and 2014 from these companies and individuals totaled approximately $10,892,000, $5,977,000 and $4,187,000, respectively. Amounts due to those members was $0 as of December 31, 2016 and 2015.

Homeland Energy Solutions, LLC
Notes to Financial Statements

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers
The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of December 31, 2016, the Company had commitments to sell approximately 4.6 million gallons at various fixed prices and 8.5 million gallons at basis price levels indexed against exchanges for delivery through March 31, 2017.

The Company has also entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2016, the Company had commitments to sell approximately 5.8 million pounds at various fixed and basis price levels indexed against exchanges for delivery throughout the first quarter of 2017.

The Company also has an investment in RPMG, LLC, included in other assets, totaling approximately $2,302,000 and $2,837,000 as of December 31, 2016 and 2015.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2016. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of December 31, 2016, the Company had approximately 47,000 tons of distiller grains commitments for delivery through June 2017 at various fixed prices.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Sales ethanol - RPMG	$215,380,000	$201,978,000	$262,029,000
Sales distiller grains	45,969,000	59,183,000	59,715,000
Sales corn oil - RPMG	11,589,000	8,810,000	8,976,000

Marketing fees ethanol - RPMG	$187,000	$169,000	$141,000
Marketing fees distiller grains	777,000	787,000	722,000
Marketing fees corn oil - RPMG	76,000	60,000	46,000

	2016	2015
Amount due from RPMG	$4,717,000	$3,641,000
Amount due from CHS	1,329,000	1,179,000

At December 31, 2016, the Company had approximately $10,579,000 in outstanding corn purchase commitments for bushels at various prices and approximately 1,850,000 bushels of unpriced corn purchase commitments through July 2018 accounted for under the normal purchase exclusion.

As of December 31, 2016, the Company had approximately 522,000 bushels with approximate market value of $1,809,000 of deferred corn. As of December 31, 2015, the Company had approximately 363,000 bushels with approximate market value of $1,291,000 of deferred corn.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next three years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the years ending December 31:

Homeland Energy Solutions, LLC
Notes to Financial Statements

2017	$3,787,000
2018	3,787,000
2019	947,000
Total anticipated commitments	$8,521,000

On December 29, 2016, the Company entered into a construction agreement with ICM, Inc. to install a dual dryer system as part of an expansion project. The total commitment under this agreement is $27 million and is expected to be completed during 2018. On March 2, 2017, the Company entered into a construction agreement with Nelson Engineering to build fermentors as part of the expansion project. The total commitment under this agreement is $4.2 million and is expected to be completed during 2018. The Company expects the total expansion project to cost approximately $42 million however no other commitments have been executed.

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2016, 2015 and 2014 was approximately $1,810,000, $1,608,000 and $1,664,000.

At December 31, 2016, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the years ended December 31:

2017	$1,526,000
2018	1,121,000
2019	966,000
2020	966,000
2021	966,000
Thereafter	241,000
Total lease commitments	$5,786,000

7.    EMPLOYEE BENEFIT PLANS

On January 1, 2016, the Company adopted a 401k retirement plan which provides retirement savings options for all eligible employees. Previously, the Company utilized a Simple IRA Adoption Agreement to provide retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2016, 2015 and 2014, the Company made matching contributions of approximately $130,000, $91,000 and $77,000, respectively.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 52 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At December 31, 2016, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 9% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for years ended December 31, 2016, 2015, and 2014 and the fair value of derivatives as of December 31, 2016 and 2015:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2016.
	Cost of Goods Sold	$4,626,000	$(443,000)	$4,183,000
	Total	$4,626,000	$(443,000)	$4,183,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2015.
	Cost of Goods Sold	$1,574,000	$394,000	$1,968,000
	Total	$1,574,000	$394,000	$1,968,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2014.
	Cost of Goods Sold	$4,698,000	$(185,000)	$4,513,000
	Revenue	(283,000)	283,000	—
	Total	$4,415,000	$98,000	$4,513,000

	Balance Sheet Classification	December 31, 2016	December 31, 2015
Futures and option contracts
In gain position		$78,000	$462,000
In loss position		(59,000)	—
Cash held by broker		510,000	244,000
	Current Asset	$529,000	$706,000

9.    FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.

Homeland Energy Solutions, LLC
Notes to Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Trading Securities
December 31, 2016
Assets	$41,551,000	$41,551,000	$—	$—
December 31, 2015
Assets	$40,731,000	$40,731,000	—	—
Derivative financial instruments
December 31, 2016
Assets	$78,000	$78,000	$—	$—
Liabilities	(59,000)	(59,000)	—	—
December 31, 2015
Assets	$462,000	$462,000	$—	$—

10.    LITIGATION MATTERS

Retterath
In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, former CFO, COO, a former director and the Company's outside legal counsel in Florida state court. Mr. Retterath voluntarily dismissed this lawsuit in August 2016. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. In January 2017, the Company went to trial with Mr. Retterath regarding whether the repurchase agreement is valid and enforceable and expects the Iowa state court to render its decision during the first half of 2017. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

claiming invalidity of the patents, noninfringement, and inequitable conduct. The Company is not currently able to predict the outcome of the litigation with any degree of certainty.

Homeland Energy Solutions, LLC
Notes to Financial Statements

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2016, 2015 and 2014 are as follows:

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$61,310,749	$70,146,120	$64,675,851	$76,805,359
Gross Profit	2,578,236	9,068,138	9,630,522	15,874,547
Operating Income	1,743,781	8,331,826	8,503,535	14,835,503
Net Income	2,473,366	8,741,240	8,671,364	14,598,493
Basic & diluted earnings per unit	$38	$135	$134	$226

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$61,670,033	$72,749,790	$67,305,573	$68,245,557
Gross Profit	2,906,247	9,225,176	9,223,725	5,987,252
Operating Income	1,961,974	8,299,991	8,435,936	5,025,678
Net Income	2,592,159	8,345,300	8,612,666	4,961,158
Basic & diluted earnings per unit	$40	$129	$133	$77

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$81,752,306	$87,823,949	$83,212,628	$77,647,934
Gross Profit	15,439,851	23,036,031	20,393,602	13,865,303
Operating Income	14,437,092	22,044,490	19,199,400	12,359,011
Net Income	14,695,363	22,145,502	19,247,197	12,527,889
Basic & diluted earnings per unit	$228	$343	$298	$194

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Homeland Energy is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (the principal executive officer), James Broghammer, and our Interim Chief Financial Officer (the principal financial and accounting officer), Christine Marchand. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of our 2016 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2017 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2016 fiscal year end on December 31, 2016. This proxy statement is referred to in this report as the 2017 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.5	Amended and Restated Operating Agreement dated April 4, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
3.6	First Amendment to Amended and Restated Operating Agreement dated December 19, 2013.		Exhibit 3.6 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 14, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.

10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.
10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.	Exhibit 10.26 to the registrant's Form 10-K filed with the Commission on February 21, 2012.
10.27	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 9, 2012.
10.28	Change in Control Agreement between David Finke and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.29	Change in Control Agreement between Stan Wubbena and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.30	Change in Control Agreement between Kevin Howes and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.31	Membership Unit Repurchase Agreement between Homeland Energy Solutions, LLC and Steven Retterath dated June 13, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2013.
10.32	Seventh Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.32 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.33	First Amendment to Second Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.33 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.34	Eighth Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.35	Fourth Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.36	$15 Million Term Note between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.37	Termination Agreement between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC dated May 16, 2014	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014
10.38	Independent Contractor Agreement between Walter Wendland and Homeland Energy Solutions, LLC dated May 12, 2014.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on August 12, 2014
10.39	2015 Annual Cash Bonus Plan.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2015
10.40	Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated December 1, 2015.	Exhibit 10.40 to the registrant's Form 10-K filed with the Commission on February 25, 2016.

10.41	Twelfth Amendment to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated December 7, 2015.		Exhibit 10.41 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.42	Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources, LLC dated effective June 1, 2016.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 14, 2016.
10.43	Equipment Purchase and Installation Agreement between ICM, Inc. and Homeland Energy Solutions, LLC dated December 29, 2016	X
14.1	Code of Ethics.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Homeland Energy Solutions, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2016 and 2015, (ii) Statements of Operations for the fiscal years ended December 31, 2016, 2015 and 2014, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2016, 2015 and 2014, (iv) Statement of Changes in Members' Equity, and (v) the Notes to Financial Statements.**

________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	March 3, 2017	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 3, 2017	/s/ Christine Marchand
Christine Marchand
Interim Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 3, 2017	/s/ Nick Bowdish
Nick Bowdish, Director

Date:	March 3, 2017	/s/ Patrick Boyle
Patrick Boyle, Vice Chairman and Director

Date:	March 3, 2017	/s/ Randy Bruess
Randy Bruess, Director

Date:	March 3, 2017	/s/ Steven Core
Steven Core, Chairman and Director

Date:	March 3, 2017	/s/ Mathew Driscoll
Mathew Driscoll, Secretary and Director

Date:	March 3, 2017	/s/ Stephen Eastman
Stephen Eastman, Director

Date:	March 3, 2017	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	March 3, 2017	/s/ Edward Hatten
Edward Hatten, Director

Date:	March 3, 2017	/s/ Maurice Hyde
Maurice Hyde, Director

Date:	March 3, 2017	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	March 3, 2017	/s/ Christine Marchand
Christine Marchand, Director