Form 10-Q
period 2017-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2017-05-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 15, 2017, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on the balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$8,675,007	$14,168,643
Trading securities	41,788,346	41,551,151
Accounts receivable	2,165,415	6,258,503
Inventory	15,683,948	11,619,564
Prepaid and other	2,570,645	2,708,029
Derivative instruments	323,593	529,185
Total current assets	71,206,954	76,835,075

PROPERTY AND EQUIPMENT
Land and improvements	22,539,788	22,539,788
Buildings	6,344,990	6,344,990
Equipment	166,657,213	166,657,213
Construction in progress	11,061,771	8,270,322
	206,603,762	203,812,313
Less accumulated depreciation	89,061,506	86,005,811
Total property and equipment	117,542,256	117,806,502

OTHER ASSETS
Utility rights, net of amortization of $1,353,314 and $1,319,217	954,715	988,812
Other assets	3,122,918	3,154,510
Total other assets	4,077,633	4,143,322

TOTAL ASSETS	$192,826,843	$198,784,899

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2017	December 31, 2016
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$6,566,912	$16,051,844
Due to former member	30,000,000	30,000,000
Accrued expenses	868,432	1,372,493
Total current liabilities	37,435,344	47,424,337

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Other liabilities	—	123,190
Total long-term liabilities	—	123,190

MEMBERS' EQUITY (64,585 units issued and outstanding)	155,391,499	151,237,372

TOTAL LIABILITIES AND MEMBERS' EQUITY	$192,826,843	$198,784,899

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Revenue	$63,156,498	$61,310,749

Costs of goods sold	58,021,453	58,732,513

Gross profit	5,135,045	2,578,236

Selling, general and administrative expenses	1,294,320	834,455

Operating income	3,840,725	1,743,781

Other income
Interest income	762	2,354
Other income	312,640	727,231
Total other income	313,402	729,585

Net income	$4,154,127	$2,473,366

Basic & diluted net income per capital unit	$64.32	$38.30

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,154,127	$2,473,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,089,792	2,792,617
Unrealized (gain) loss on risk management activities	205,592	(1,362,939)
Unrealized (gain) on trading securities activities	(237,195)	(542,848)
Change in working capital components:
Accounts receivable	4,093,088	(1,465,617)
Inventory	(4,064,384)	(1,477,090)
Prepaid and other	137,384	(31,616)
Accounts payable and other accrued expenses	(1,841,963)	(1,808,111)
Net cash provided by (used in) operating activities	5,536,441	(1,422,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(11,061,669)	(2,487,292)
Decrease (Increase) in other assets	31,592	266,508
Net cash (used in) investing activities	(11,030,077)	(2,220,784)

Net decrease in cash and cash equivalents	(5,493,636)	(3,643,022)

Cash and Cash Equivalents - Beginning	14,168,643	20,256,678
Cash and Cash Equivalents - Ending	$8,675,007	$16,613,656

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to property and equipment	$524,173	$1,139,187

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	Nature of Business and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2016, contained in the Company's annual report on Form 10-K for 2016.

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

At December 31, 2016, trading securities consisted of short term bond mutual funds with an approximate cost of $41,863,000 and fair value of $41,551,000, respectively. At March 31, 2017, trading securities consisted of short term bond mutual funds with an approximate cost of $42,034,000 and fair value of $41,788,000, respectively. For the three months ended March 31, 2017, the Company recorded interest, dividend and net unrealized gains and losses from these investments of approximately $237,000. During the same time period of 2016, the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $543,000.

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three months ended March 31, 2017 would be $45.93. Net income per unit for the three months ended March 31, 2016 would have been $27.35.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2017, ethanol sales averaged approximately 80% of total revenues, while approximately 15% of revenues were generated from the sale of distiller grains. Corn oil sales attributed for approximately 5% of revenues during this time period. For the three months ended March 31, 2017, corn costs averaged approximately 81% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Raw Materials	$8,261,252	$8,489,218
Work in Process	2,016,741	1,900,387
Finished Goods	5,405,955	1,229,959
Totals	$15,683,948	$11,619,564

3.    DEBT

Term Revolving Loan
The Company has a $20 million term revolving loan which has a maturity date of August 1, 2018, and is secured by substantially all assets of the Company. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 4.083% on March 31, 2017. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. There

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

was no balance outstanding on the term revolving loan and $20 million available to be drawn as of March 31, 2017 and December 31, 2016.

Covenants
During the term of the loan, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three months ended March 31, 2017 totaled approximately $4,422,000 and during the three months ended March 31, 2016 totaled approximately $1,797,000. Amounts due to these members was approximately $19,000 and none at March 31, 2017 and December 31, 2016, respectively.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of March 31, 2017, the Company had commitments to sell approximately 8.8 million of its produced gallons of ethanol at various fixed prices and 33 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through June 30, 2017.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2017, the Company had commitments to sell approximately 4 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through April 30, 2017.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,378,000 as of March 31, 2017.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2017. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of March 31, 2017, the Company had approximately 55,000 tons of distiller grains commitments for delivery through September 2017 at various fixed prices.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Sales and marketing fees related to the agreements in place for the three months ended March 31, 2017 and 2016 were approximately as follows:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Sales ethanol	$50,722,000	$46,990,000
Sales distiller grains	9,308,000	11,993,000
Sales corn oil	3,126,000	2,328,000

Marketing fees ethanol	$61,000	$42,000
Marketing fees distiller grains	194,000	206,000
Marketing fees corn oil	25,000	25,000

	As of March 31, 2017	As of December 31, 2016
Amount due from RPMG	$1,352,000	$4,717,000
Amount due from CHS	780,000	1,329,000

At March 31, 2017, the Company had approximately $10.4 million in outstanding priced corn purchase commitments for bushels at various prices and approximately 4,532,000 bushels of basis contracts through April 2018 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as electricity over the next 2 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending March 31:

2018	$3,787,000
2019	3,787,000
Total anticipated commitments	$7,574,000

On December 29, 2016, the Company entered into a construction agreement with ICM, Inc. to install a dual dryer system as part of an expansion project. The total commitment under this agreement is $27 million and is expected to be completed during 2017. On March 2, 2017, the Company entered into a construction agreement with Nelson Engineering to build fermentors as part of the expansion project. The total commitment under this agreement is $4.2 million and is expected to be completed during 2017. On March 23, 2017, the Company entered into a construction agreement with J & D Construction, Inc. to build two additional hammermills as part of the expansion project. The total commitment under this agreement is $1.9 million and is expected to be completed during 2017. The Company has incurred costs related to the expansion project totaling approximately $10.7 million and expects the total expansion project to cost approximately $42 million, however no other commitments have been executed.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three months ended March 31, 2017 was approximately $410,000 and for the same period in 2016 was approximately $415,000.

At March 31, 2017, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended March 31:

2018	$1,482,000
2019	1,001,000
2020	966,000
2021	966,000
2022	966,000
Thereafter	50,000
Total lease commitments	$5,431,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 55 million bushels of corn per year.  Over the next 12 months, the Company has hedged and anticipates hedging between 6% and 30% of its anticipated monthly grind.  At March 31, 2017, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 6% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ending March 31, 2017 and 2016 and the fair value of derivatives as of March 31, 2017 and December 31, 2016:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended March 31, 2017	Cost of Goods Sold	$35,000	$(93,000)	$(58,000)

Commodity contracts for the
three months ended March 31, 2016	Cost of Goods Sold	$516,000	$506,000	$1,022,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Balance Sheet Classification	March 31, 2017	December 31, 2016
Futures contracts through March 2018
In gain position		$74,000	$78,000
In loss position		(187,000)	(59,000)
Cash held by broker		437,000	510,000
	Current Asset	$324,000	$529,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Total	Level 1	Level 2	Level 3
As of March 31, 2017
Trading securities, assets	$41,788,000	$41,788,000	$—	$—
Derivative financial instruments
Assets	$74,000	$74,000	$—	$—
Liabilities	(187,000)	(187,000)	—	—

As of December 31, 2016
Trading securities, assets	$41,551,000	$41,551,000	$—	$—
Derivative financial instruments
Assets	$78,000	$78,000	—	—
Liabilities	(59,000)	(59,000)	—	—

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Details of the Company's lawsuit against Mr. Retterath are provided below in the section entitled "PART II - Item 1. Legal Proceedings."

On December 21, 2016, our board of directors approved a plan to expand our ethanol production facility. We plan to increase our capacity by approximately 35 million gallons of ethanol per year and add additional grain storage capacity. The total capital cost of this project is expected to be approximately $42 million. We plan to finance the expansion using a combination of additional debt financing and cash from operations. We expect that the expansion will be fully operational during the fourth quarter of our 2017 fiscal year.

In recent years, the ethanol industry in the United States has increased exports of ethanol and distiller grains. In January 2017, the Chinese issued final tariffs on U.S. distiller grains. The Chinese distiller grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. In addition, the Chinese government increased its ethanol import tariff from 5% to 30% as of January 1, 2017. These tariffs have had a negative impact on market ethanol and distiller grains prices in the United States.

In Brazil, UNICA, the Brazilian sugarcane industry, is lobbying the Brazilian government to institute a 16% tariff on imported ethanol. Ethanol producers in Brazil are seeking a 20% tariff. To date, this tariff has not been implemented. However, Brazil is a major source of ethanol demand, and a tariff could negatively impact market ethanol prices in the United States.

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenue	$63,156,498	100.0	$61,310,749	100.0

Costs of goods sold	58,021,453	91.9	58,732,513	95.8

Gross profit	5,135,045	8.1	2,578,236	4.2

Selling, general and administrative expenses	1,294,320	2.0	834,455	1.4

Operating income	3,840,725	6.1	1,743,781	2.8

Other income	313,402	0.5	729,585	1.2

Net income	$4,154,127	6.6	$2,473,366	4.0

Revenue

Our total revenue for our first quarter of 2017 was approximately 3% greater than our total revenue for our first quarter of 2016. Management attributes this increase in revenue with increased ethanol and corn oil revenue, partially offset by decreased distiller grains revenue during the 2017 period.

For our first quarter of 2017, our total ethanol revenue was approximately 8% greater than our first quarter of 2016 due to increased ethanol production along with an increase in the average price we received per gallon of ethanol sold during the 2017 period. The average price we received for our ethanol during our first quarter of 2017 was approximately 8% greater than during our first quarter of 2016. Management attributes this increase in ethanol prices with increased gasoline prices which have impacted ethanol prices along with increased export demand. Management anticipates ethanol prices will remain at current levels for most of our 2017 fiscal year. However, a number of ethanol plants are expanding production. If additional ethanol supply enters the market and it is not met by increased ethanol demand, we may experience an oversupply of ethanol which could negatively impact market ethanol prices.

We sold a comparable number of gallons of ethanol during our first quarter of 2017 compared to the same period of 2016, despite an increase in production during the 2017 period, due to the timing of our ethanol shipments. Management anticipates ethanol production to be slightly higher compared to prior years due to capital improvements we made at the ethanol plant designed to increase ethanol production along with improved corn to ethanol conversion efficiency which we anticipate will increase our total ethanol production. Once our expansion is fully operational, we anticipate significantly higher ethanol production.

Our total distiller grains revenue was approximately 22% less during our first quarter of 2017 compared to the same period of 2016, due primarily to decreased distiller grains sales and prices. The average price we received for our dried distiller grains was approximately 17% less during our first quarter of 2017 compared to the same period of 2016. We sell nearly all of our distiller grains in the dried form. Management attributes these lower distiller grains prices to lower corn prices and decreased export demand from China due to the anti-dumping and countervailing duty tariffs imposed by the Chinese. China was the largest export market for distillers grains which has had a significant impact on distiller grains demand and prices. Distiller grains are typically used as a feed substitute for corn. Recently, distiller grains have been trading at a greater discount compared to a comparable amount of corn which management believes is indicative of decreased distiller grains demand. Management anticipates distiller grains will continue to trade at a discount compared to the price of corn due to anticipated strong corn supplies and lower demand due to the loss of the Chinese market. We sold approximately 7% fewer total tons of distiller grains during our first quarter of 2017 compared to the same period of 2016 due to improved corn to ethanol conversion efficiency along with increased corn oil production. As we extract more corn oil from our distiller grains, it reduces the volume of distiller grains we sell. In addition, as our production process becomes more efficient, we use less corn to produce our ethanol which correspondingly decreases our distiller grains production. Management anticipates distiller grains production will continue to be relatively stable despite anticipated increases in total ethanol production because of anticipated increases in our corn to ethanol conversion efficiency along with increased corn oil production.

Our total corn oil revenue was approximately 34% greater for our first quarter of 2017 compared to the same period of 2016 due to increased corn oil production and higher market corn oil prices during the 2017 period. We sold approximately 21% more pounds of corn oil during our first quarter of 2017 compared to the same period of 2016 primarily because of an increase in the amount of corn oil we produced per bushel of corn along with increased ethanol production. We added additional corn oil extraction equipment which allows us to increase the amount of corn oil we can produce per bushel of corn. The average price we received for our corn oil was approximately 11% greater during our first quarter of 2017 compared to the same period of 2016. This increase in corn oil prices occurred, in part, due to increased corn oil demand from the biodiesel industry. Despite the expiration of the biodiesel blenders' tax credit, corn oil prices have remained higher. However, biodiesel production may not continue at its current level, especially if the biodiesel blenders' credit is not renewed.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 1% less for our first quarter of 2017 compared to the same period of 2016. Our cost of goods sold related to corn, without taking into account derivative instruments, was comparable during our first quarter of 2017 and our first quarter of 2016 due to the net effect of increased corn consumption offset by lower average corn costs per bushel. Our average cost per bushel of corn was approximately 4% less during our first quarter of 2017 compared to our first quarter of 2016 due to increased market corn supplies along with relatively stable corn demand. We processed approximately 5% more bushels of corn during our first quarter of 2017 compared to our first quarter of 2016 due to our increased total production at the ethanol plant, partially offset by improved corn to ethanol conversion efficiency. Management anticipates continued lower corn prices due to the balance between corn supply and demand. Further, the South American corn crop is expected to be large which should keep corn prices down in the United States.

We experienced increased natural gas prices during our first quarter of 2017 compared to the same period of 2016 primarily due to higher energy prices during the 2017 period. During our first quarter of 2017, the average delivered price we paid per MMBtu of natural gas was approximately 5% greater compared to the same period of 2016. We used approximately 10% more MMBtu of natural gas during our first quarter of 2017 compared to our first quarter of 2016 due to increased production along with additional natural gas we used because of a steam turbine we use to generate electricity at the plant. Management anticipates relatively stable natural gas prices during the rest of our 2017 fiscal year with typical natural gas cost increases during the winter months. Management does not expect significant shifts in market natural gas prices unless there are disruptions in natural gas production which impact natural gas supplies. If a shortage of natural gas were to occur in the future, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our first quarter of 2017, we had a realized gain of approximately $35,000 and an unrealized loss of approximately $93,000 related to our corn derivative instruments. During our first quarter of 2016, we had a realized gain of approximately $516,000 and an unrealized gain of approximately $506,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 55 million bushels of corn per year. As of March 31, 2017, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 6% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our first quarter of 2017 compared to our first quarter of 2016 primarily due to increased legal expenses and profit sharing contributions.

Other Income (Expense)

We had less interest income during our first quarter of 2017 compared to the same period of 2016 due to having less cash on hand during the 2017 period. Our other income was less during our first quarter of 2017 compared to the same period of 2016 due to decreased income from our trading securities.

Changes in Financial Condition for the Three Months Ended March 31, 2017.

Balance Sheet Data	March 31, 2017	December 31, 2016
Total current assets	$71,206,954	$76,835,075
Total property and equipment	117,542,256	117,806,502
Total other assets	4,077,633	4,143,322
Total Assets	$192,826,843	$198,784,899

Total current liabilities	$37,435,344	$47,424,337
Total long-term liabilities	—	123,190
Total members' equity	155,391,499	151,237,372
Total Liabilities and Members' Equity	$192,826,843	$198,784,899

We had less cash and cash equivalents as of March 31, 2017 compared to December 31, 2016 due primarily to payments related to the expansion project we made in January of 2017. As of March 31, 2017, the value of our trading securities was higher compared to the trading securities we had at December 31, 2016 due to market changes. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was lower at March 31, 2017 compared to December 31, 2016 due to the timing of our quarter end with respect to shipments of our ethanol and payments from our marketer. We had more inventory on hand at March 31, 2017 compared to December 31, 2016 due to having more finished goods inventory on hand at March 31, 2017 as a result of the timing of our quarter end. We had less prepaid expenses at March 31, 2017 compared to December 31, 2016 due to a decrease in prepaid natural gas transportation fees and amortization of bank fees.

Our net property and equipment was lower at March 31, 2017 compared to December 31, 2016 due to the net effect of capital expenditures we have been making at the ethanol plant offset by depreciation. Our other assets were comparable at March 31, 2017 and December 31, 2016.

Our current liabilities were lower at March 31, 2017 compared to December 31, 2016, primarily due to a reduction in our accounts payable and accrued expenses. We typically experience an increase in our accounts payable at the end of our fiscal year as our corn suppliers seek to defer income into a later tax year by deferring corn payments. Expansion costs were included in accounts payable at December 31, 2016 and were paid in January 2017, resulting in a decrease in liabilities in first quarter 2017. Our accrued expenses were lower at March 31, 2017 compared to December 31, 2016 due to payment of wages and performance bonuses accrued at year end.

Our long-term liabilities were lower at March 31, 2017 compared to December 31, 2016 primarily due to payments of vested bonus awards to employees.

Liquidity and Capital Resources

Our primary sources of liquidity during our quarter ended March 31, 2017 were cash from our operations and our $20 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2017, we had $20.0 million available pursuant to our revolving loan and approximately $8.7 million in cash and cash equivalents. We also had approximately $30 million at March 31, 2017 of trading securities for the Retterath repurchase agreement along with an additional approximately $11.8 million in trading securities which are not set aside for the Retterath repurchase. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We anticipate entering into a new credit facility to fund a portion of our expansion project in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months months ended March 31, 2017 and 2016:

	2017	2016
Net cash provided by (used in) operating activities	$5,536,441	$(1,422,238)
Net cash (used in) investing activities	(11,030,077)	(2,220,784)
Net cash (used in) financing activities	—	—
Cash at beginning of period	14,168,643	20,256,678
Cash at end of period	$8,675,007	$16,613,656

Cash Flow From Operations

Our operations provided more cash during our first three months of 2017 compared to the same period of 2016 primarily due to the net affect of increased net income and collection of accounts receivable during the 2017 period.

Cash Flow From Investing Activities

We used more cash for investing activities during our first three months of 2017 compared to the first three months of 2016 due to using more cash for capital expenditures related to our plant expansion during the 2017 period.

Cash Flow From Financing Activities

We did not use any cash for financing activities during either our first three months of 2017 or the same period of 2016.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank (Home Federal) establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets. We currently have a $20 million term revolving loan with Home Federal. As part of the expansion project, we anticipate entering into a new credit facility with Home Federal.

Term Revolving Loan

We have a $20 million term revolving loan which has a maturity date of August 1, 2018. Interest on the term revolving loan accrues at a rate equal to the one month London Interbank Offered Rate (LIBOR) plus 310 basis points. We are required to make monthly payments of interest until the maturity date of the term revolving loan on August 1, 2018, on which date the unpaid principal balance of the term revolving loan becomes due. As of March 31, 2017, we had $0 outstanding on our term revolving loan and $20,000,000 available to be drawn. Interest accrued on our term revolving loan as of March 31, 2017 at a rate of 4.083% per year.

If we fail to make a payment of principal or interest on our loan within 10 days of the due date, there will be a late charge equal to 5% of the amount of the payment.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. As of March 31, 2017, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of March 31, 2017, we had price protection in place for approximately 6% of our anticipated corn needs, 0% of our natural gas needs and 6% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	4,920,000	MMBTU	10%	$(1,535,040)
Ethanol	155,000,000	Gallons	10%	(20,615,000)
Corn	52,000,000	Bushels	10%	(17,836,000)

For comparison purposes, our sensitivity analysis for our first quarter of 2016 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,800,000	MMBTU	10%	$(750,652)
Ethanol	145,000,000	Gallons	10%	(19,140,000)
Corn	47,000,000	Bushels	10%	(13,814,240)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), Beth Eiler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Retterath Lawsuit

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

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2016, included in our annual report on Form 10-K.

If Brazil implements a tariff on U.S. produced ethanol, it could negatively impact market ethanol prices. Brazil is currently the largest importer of ethanol produced in the United States. However, recently the Brazilian government has discussed implementing a tariff on ethanol produced in the United States and exported to Brazil. Due to current ethanol production levels in the United States, the market price of ethanol has been supported by exports of ethanol. Further, additional ethanol capacity is being constructed which may further increase the domestic supply of ethanol. If Brazil implements a tariff on U.S. ethanol, it could lead to an oversupply of ethanol in the United States which could negatively impact domestic ethanol prices. Ethanol prices may decrease to a level which does not allow us to operate the ethanol plant profitably.

Many ethanol producers are expanding their production capacity which could lead to an oversupply of ethanol in the United States. Recently, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions could result in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity which is being constructed may exceed current domestic and export demand. If an oversupply of ethanol were to occur, it could negatively impact domestic ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 15, 2017	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2017	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)