Form 10-Q
period 2017-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2017-08-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2017

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

As of August 14, 2017, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. Recently, a court ruled that the repurchase agreement was valid and enforceable and ordered Mr. Retterath to close on the transaction. Mr. Retterath is appealing this decision. The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on the balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$33,198,907	$14,168,643
Trading securities	39,214,389	41,551,151
Accounts receivable	2,990,384	6,258,503
Inventory	12,512,763	11,619,564
Prepaid and other	2,405,942	2,708,029
Derivative instruments	285,547	529,185
Total current assets	90,607,932	76,835,075

PROPERTY AND EQUIPMENT
Land and improvements	22,539,788	22,539,788
Buildings	6,344,990	6,344,990
Equipment	166,725,699	166,657,213
Construction in progress	23,788,866	8,270,322
	219,399,343	203,812,313
Less accumulated depreciation	92,116,923	86,005,811
Total property and equipment	127,282,420	117,806,502

OTHER ASSETS
Restricted cash	18,083,160	—
Utility rights, net of amortization of $1,387,411 and $1,319,217	920,618	988,812
Other assets	3,125,832	3,154,510
Total other assets	22,129,610	4,143,322

TOTAL ASSETS	$240,019,962	$198,784,899

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	June 30, 2017	December 31, 2016
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$17,472,671	$16,051,844
Due to former member	30,000,000	30,000,000
Distribution payable	8,977,315	—
Accrued expenses	928,727	1,372,493
Current portion long term debt	3,000,000	—
Total current liabilities	60,378,713	47,424,337

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term note	27,000,000	—
Other liabilities	—	123,190
Total long-term liabilities	27,000,000	123,190

MEMBERS' EQUITY (64,585 units issued and outstanding)	152,641,249	151,237,372

TOTAL LIABILITIES AND MEMBERS' EQUITY	$240,019,962	$198,784,899

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$71,505,612	$70,146,120	$134,662,110	$131,456,869

Costs of goods sold	64,764,136	61,077,982	122,785,589	119,810,495

Gross profit	6,741,476	9,068,138	11,876,521	11,646,374

Selling, general and administrative expenses	732,835	736,312	2,027,155	1,570,767

Operating income	6,008,641	8,331,826	9,849,366	10,075,607

Other income
Interest income	26,370	2,423	27,132	4,777
Other income	192,054	406,991	504,694	1,134,222
Total other income	218,424	409,414	531,826	1,138,999

Net income	$6,227,065	$8,741,240	$10,381,192	$11,214,606

Basic & diluted net income per capital unit	$96.42	$135.34	$160.74	$173.64

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585	64,585	64,585

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,381,192	$11,214,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,179,306	5,584,331
Unrealized (gain) loss on risk management activities	243,638	(1,555,821)
Unrealized (gain) on trading securities activities	(463,238)	(919,208)
Change in working capital components:
Accounts receivable	3,268,119	1,262,523
Inventory	(893,199)	(1,497,539)
Prepaid and other	302,087	(70,205)
Accounts payable and other accrued expenses	(1,235,784)	(2,657,757)
Net cash provided by operating activities	17,782,121	11,360,930

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of trading securities	2,800,000	—
Payments for equipment and construction in progress	(13,497,375)	(7,081,505)
Decrease in other assets	28,678	242,016
Net cash (used in) investing activities	(10,668,697)	(6,839,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	30,000,000	—
Net cash provided by financing activities	30,000,000	—

Net increase in cash	37,113,424	4,521,441

Cash and Cash Equivalents and Restricted Cash - Beginning	14,168,643	20,256,678
Cash and Cash Equivalents and Restricted Cash - Ending	$51,282,067	$24,778,119

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions declared but unpaid	$8,977,315	$—
Accounts payable related to property and equipment	$10,884,048	$44,000

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

Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution primarily throughout the United States. The Company has capacity to produce in excess of 160 million gallons annually and sells distillers dried grains and corn oil as byproducts of ethanol production.

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

Cash & Cash Equivalents & Restricted Cash
The Company maintains its accounts primarily at one financial institution. At various times, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses in such accounts.

Restricted cash consists of unused proceeds from the term loan. These funds are held in a bank controlled account and are made available as the Company submits to the financial institution invoices and lien waivers related to the plant expansion project. As these funds will be used to acquire long-term assets the related restricted cash has been classified as a long-term asset.

Trading Securities
Investments bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are measured at fair value using prices obtained from pricing services. Any interest, dividends, and unrealized or realized gains and losses on the trading securities are recorded as part of other income.

At December 31, 2016, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $41,863,000 and fair value of $41,551,000. At June 30, 2017, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $39,385,000 and fair value of $39,214,000. For the three and six months ended June 30, 2017, the Company recorded interest, dividend and net realized and unrealized gains and losses from these investments of approximately $226,000 and $463,000, respectively. During the same time period of 2016, the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $376,000 and $919,000 respectively.

The Board of Directors voted to set aside up to $30 million in trading securities that will be used by the Company for the repurchase of 25,860 membership units per the terms of an agreement with Mr. Retterath entered into on June 13, 2013 with the Company.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Committed Shares to be Redeemed
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the membership units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. Due to all conditions of the agreement being met prior to, or on, August 1, 2013, and a court ruling which found the agreement to be binding and enforceable, the Company believes that it has a binding agreement with Mr. Retterath; as such the commitment to repurchase and retire the membership units is reflected in the financial statements as a current liability, due to former member, as if the transaction had closed on August 1, 2013. See Note 9 for additional information.

Net Income per Unit
Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three and six months ended June 30, 2017 would be $68.85 and $114.78, respectively. Net income per unit for the three and six months ended June 30, 2016 would have been $96.65 and $123.99, respectively.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the six months ended June 30, 2017, ethanol sales averaged approximately 81% of total revenues, while approximately 14% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 5% of revenues during this time period. For the six months ended June 30, 2017, corn costs averaged approximately 77% of cost of goods sold.

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

Recent & Pending Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. ASU 2016-18 must be applied using a retrospective transition method with early adoption permitted. The Company adopted this guidance in its financial statements.

In May 2014, the FASB issued ASU No. 2014-09,"Revenue from Contracts with Customers". The ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. Although early application as of the original date is permitted, we expect to adopt ASU No. 2014-09 and the related ASUs on January 1, 2018. We are evaluating the effect this guidance will have on our financial statements, including potential impacts on the timing of

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue. We are currently evaluating the quantitative and qualitative impacts of the new standard on our business. We expect to complete our evaluation by the end of third quarter of 2017, which will allow us to select an adoption method and determine the impact that the new standard will have on our business.

2.    INVENTORY

Inventory consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw Materials	$7,440,116	$8,489,218
Work in Process	2,004,216	1,900,387
Finished Goods	3,068,431	1,229,959
Totals	$12,512,763	$11,619,564

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank
On June 29, 2017, the Company amended and restated the Master Loan Agreement with Home Federal Savings Bank ("Home Federal"), amending the term revolving loan to provide funding to operate the plant and establishing a term loan to help fund the Company's $42 million expansion project. In return, the Company entered into agreements providing Home Federal a security interest in substantially all personal property located on Company property, including the current expansion project. The Company currently has two loans with Home Federal, a term revolving loan and a term loan.

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan accrues at a rate equal to the one month LIBOR plus 310 basis points, 4.324% on June 30, 2017. The Company is required to make monthly payments of interest until the maturity date of the term revolving loan on December 31, 2022, on which date the unpaid principal balance of the term revolving loan becomes due. There was no balance outstanding on the term revolving loan and $30 million and $20 million available to be drawn as of June 30, 2017 and December 31, 2016, respectively.

Term Debt
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. Interest on the term loan is at a fixed rate of 4.79%. The loan matures on December 31, 2022. The Company is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018.

At June 30, 2017, the Company had the following debt maturities on the term loan for the twelve month periods ended June 30:

2018	$3,000,000
2019	6,000,000
2020	6,000,000
2021	6,000,000
2022	6,000,000
Thereafter	3,000,000
Total principal payments	$30,000,000

Covenants
During the term of the loan, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of June 30, 2017.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and six months ended June 30, 2017 totaled approximately $4,737,000 and $9,159,000, respectively, and during the three and six months ended June 30, 2016 totaled approximately $2,584,000 and $4,381,000, respectively. Amounts due to these members was approximately $56,000 and none at June 30, 2017 and December 31, 2016, respectively.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of June 30, 2017, the Company had no commitments to sell any of its produced gallons of ethanol at various fixed prices and 41 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through September 30, 2017.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of June 30, 2017, the Company had commitments to sell approximately 4.3 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through July 31, 2017.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,356,000 as of June 30, 2017.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2017. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of June 30, 2017, the Company had approximately 47,000 tons of distiller grains commitments for delivery through September 2017 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and six months ended June 30, 2017 and 2016 were approximately as follows:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017	June 30, 2016	June 30, 2016
Sales ethanol	$58,806,000	$109,528,000	$55,245,000	$102,235,000
Sales distiller grains	9,075,000	18,383,000	12,040,000	24,033,000
Sales corn oil	3,624,000	6,750,000	2,860,000	5,188,000

Marketing fees ethanol	$61,000	$123,000	$42,000	$84,000
Marketing fees distiller grains	171,000	366,000	189,000	395,000
Marketing fees corn oil	27,000	52,000	25,000	50,000

	As of June 30, 2017		As of December 31, 2016
Amount due from RPMG	$1,638,000		$4,717,000
Amount due from CHS	1,319,000		1,329,000

At June 30, 2017, the Company had approximately $14.1 million in outstanding priced corn purchase commitments for bushels at various prices and approximately 2,920,000 bushels of basis contracts through July 2018 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as electricity over the next 2 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending June 30:

2018	$3,787,000
2019	2,841,000
Total anticipated commitments	$6,628,000

During 2016 and 2017, the Company entered into multiple construction agreements as part of an expansion project. The total commitment under these agreements is $35 million. The Company has incurred costs related to the expansion project totaling approximately $23.2 million and expects the total expansion project to cost approximately $42 million, however no other commitments have been executed.

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three and six months ended June 30, 2017 was approximately $371,000 and $781,000, respectively, and for the same period in 2016 was approximately $415,000 and $830,000, respectively.

At June 30, 2017, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended June 30:

2018	$1,379,000
2019	966,000
2020	966,000
2021	966,000
2022	774,000
Total lease commitments	$5,051,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 56 million bushels of corn per year.  Over the next 12 months, the Company has hedged and anticipates hedging between 6% and 30% of its anticipated monthly grind.  At June 30, 2017, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 11% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2017 and 2016 and the fair value of derivatives as of June 30, 2017 and December 31, 2016:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended June 30, 2017	Cost of Goods Sold	$221,000	$49,000	$270,000

Commodity contracts for the
three months ended June 30, 2016	Cost of Goods Sold	$(545,000)	$1,850,000	$1,305,000

Commodity contracts for the
six months ended June 30, 2017	Cost of Goods Sold	$255,000	$(43,000)	$212,000

Commodity contracts for the
six months ended June 30, 2016	Cost of Goods Sold	$(29,000)	$2,356,000	$2,327,000

	Balance Sheet Classification	June 30, 2017	December 31, 2016
Futures contracts through March 2018
In gain position		$187,000	$78,000
In loss position		(249,000)	(59,000)
Cash held by broker		348,000	510,000
	Current Asset	$286,000	$529,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of June 30, 2017
Trading securities, assets	$39,214,000	$39,214,000	$—	$—
Derivative financial instruments
Assets	$187,000	$187,000	$—	$—
Liabilities	(249,000)	(249,000)	—	—

As of December 31, 2016
Trading securities, assets	$41,551,000	$41,551,000	$—	$—
Derivative financial instruments
Assets	$78,000	$78,000	—	—
Liabilities	(59,000)	(59,000)	—	—

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

9.    LITIGATION MATTERS

Retterath

In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed various motions with the Iowa Court and was granted a stay regarding his obligation to perform the repurchase agreement while the court considered his post trial motions.

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

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. We completed installation of corn oil extraction equipment and commenced selling corn oil during our fourth quarter of 2011. The ethanol plant is capable of operating at a rate in excess of 160 million gallons of ethanol per year.

On June 13, 2013, we entered into an agreement with Steve Retterath, our largest member, to repurchase and retire all of the units owned by Mr. Retterath. We agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments, payable at closing and on July 1, 2014. The transaction failed to close by August 1, 2013 due to objections by Mr. Retterath. The Company believes that it has a binding agreement with Mr. Retterath. On August 14, 2013, the Company filed a lawsuit against Mr. Retterath in Iowa state court to enforce the terms of the repurchase agreement. The Company asked the Iowa state court to require Mr. Retterath to complete the repurchase agreement pursuant to its terms.

In January 2017, we went to trial with Mr. Retterath on the first part of the Iowa state court case regarding whether the repurchase agreement is valid and enforceable. On June 15, 2017, the Iowa state court issued its ruling finding the repurchase agreement valid and enforceable and ordering Mr. Retterath to perform his obligations under the repurchase agreement. Following the Iowa state court's decision, Mr. Retterath filed notice that he was asking the court to reconsider its decision and grant a new trial and requested the court stay its order until these motions are considered. The Iowa state court granted the stay pending resolution of the post-trial motions.

Details of the Company's lawsuit against Mr. Retterath are provided below in the section entitled "PART II - Item 1. Legal Proceedings."

On December 21, 2016, our board of directors approved a plan to expand our ethanol production facility. We plan to increase our capacity by approximately 35 million gallons of ethanol per year and add additional grain storage capacity. The total capital cost of this project is expected to be approximately $42 million. We plan to finance the expansion using a combination of additional debt financing and cash from operations. We expect that the expansion will be fully operational during the fourth quarter of our 2017 fiscal year. All expectations for the next twelve months include the expected increased annual capacity of 35 million gallons for the six months January 2018 through June 2018.

               On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal").

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

On June 16, 2017, we declared a distribution of $8,977,315 to be paid to 64,585 membership units which equals $139.00 per membership unit. Payment of the distribution was contingent on the Home Federal loan closing. The distribution was paid on July 3, 2017.

Results of Operations

Comparison of Fiscal Quarters Ended June 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenue	$71,505,612	100.0	$70,146,120	100.0

Costs of goods sold	64,764,136	90.6	61,077,982	87.1

Gross profit	6,741,476	9.4	9,068,138	12.9

Selling, general and administrative expenses	732,835	1.0	736,312	1.0

Operating income	6,008,641	8.4	8,331,826	11.9

Other income	218,424	0.3	409,414	0.6

Net income	$6,227,065	8.7	$8,741,240	12.5

Revenue

Our total revenue for our second quarter of 2017 was approximately 2% greater than our total revenue for our second quarter of 2016. Management attributes this increase in revenue with increased ethanol and corn oil revenue, partially offset by decreased distiller grains revenue during the 2017 period.

For our second quarter of 2017, our total ethanol revenue was approximately 6% greater than our second quarter of 2016 due to increased ethanol production partially offset by a decrease in the average price we received per gallon of ethanol sold during the 2017 period. The average price we received for our ethanol during our second quarter of 2017 was approximately 4% less than during our second quarter of 2016. Management attributes this decrease in ethanol prices with an increase in the supply of ethanol in the market along with decreased corn prices which tend to result in lower ethanol prices. Management anticipates ethanol prices will remain lower for the remaining quarters of our 2017 fiscal year. We expect that the supply of ethanol will continue to increase due to plant expansion projects occurring in the ethanol industry which may continue to increase market supplies of ethanol and its co-products.

We sold approximately 10% more gallons of ethanol during our second quarter of 2017 compared to the same period of 2016. Management attributes this increase in ethanol sales with the timing of our ethanol shipments during our second quarter of 2017, along with increased ethanol production, generally. Management anticipates ethanol production to be slightly higher compared to prior years due to capital improvements we made at the ethanol plant designed to increase ethanol production along with improved corn to ethanol conversion efficiency which we anticipate will increase our total ethanol production. Once our expansion is fully operational, we anticipate significantly higher ethanol production.

Our total distiller grains revenue was approximately 25% less during our second quarter of 2017 compared to the same period of 2016, due primarily to decreased market distiller grains prices. The average price we received for our dried distiller grains was approximately 23% less during our second quarter of 2017 compared to the same period of 2016. We sell nearly all of our distiller grains in the dried form. Management attributes these lower distiller grains prices to lower corn prices and decreased export demand from China due to the anti-dumping and countervailing duty tariffs imposed by the Chinese. China was the largest export market for distillers grains which has had a significant impact on distiller grains demand and prices. Distiller grains are typically used as a feed substitute for corn. Recently, distiller grains have been trading at a greater discount compared to a comparable amount of corn which management believes is indicative of decreased distiller grains demand. Management anticipates distiller grains will continue to trade at a discount compared to the price of corn due to anticipated strong corn supplies and lower demand due to the loss of the Chinese market. We sold approximately 1% fewer total tons of distiller grains during our second quarter of 2017 compared to the same period of 2016 due to improved corn to ethanol conversion efficiency along with increased corn oil production. As we extract more corn oil from our distiller grains, it reduces the volume of distiller grains we sell. In addition, as our production process becomes more efficient, we use less corn to produce our ethanol which correspondingly decreases our distiller grains production. Management anticipates distiller grains production will continue to be relatively stable despite anticipated increases in total ethanol production because of anticipated increases in our corn to ethanol conversion efficiency along with increased corn oil production. However, when our expansion project is complete we anticipate increasing our total distiller grains production.

Our total corn oil revenue was approximately 27% greater for our second quarter of 2017 compared to the same period of 2016 due to increased corn oil production partially offset by lower average corn oil prices during the 2017 period. We sold approximately 32% more pounds of corn oil during our second quarter of 2017 compared to the same period of 2016 primarily because of an increase in the amount of corn oil we produced per bushel of corn along with increased ethanol production. We added additional corn oil extraction equipment which allows us to increase the amount of corn oil we can produce per bushel of corn. The average price we received for our corn oil was approximately 6% less during our second quarter of 2017 compared to the same period of 2016. This decrease in corn oil prices occurred, in part, due to decreased corn oil demand from the biodiesel industry. Management anticipates continued lower demand for corn oil from the biodiesel industry since certain proposed volume obligations in the 2018 RFS, which benefit biodiesel, are at lower levels which management believes will negatively impact biodiesel production.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 6% more for our second quarter of 2017 compared to the same period of 2016. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 5% less during our second quarter of 2017 compared to our second quarter of 2016 due to the net effect of increased corn consumption offset by lower average corn costs per bushel. Our average cost per bushel of corn was approximately 7% less during our second quarter of 2017 compared to our second quarter of 2016 due to increased market corn supplies along with relatively stable corn demand. We processed approximately 3% more bushels of corn during our second quarter of 2017 compared to our second quarter of 2016 due to our increased total production at the ethanol plant, partially offset by improved corn to ethanol conversion efficiency. Management anticipates continued lower corn prices due to the balance between corn supply and demand.

We experienced increased natural gas prices during our second quarter of 2017 compared to the same period of 2016 primarily due to higher energy prices during the 2017 period. During our second quarter of 2017, the average delivered price we paid per MMBtu of natural gas was approximately 40% greater compared to the same period of 2016. We used approximately 8% more MMBtu of natural gas during our second quarter of 2017 compared to our second quarter of 2016 due to increased production along with additional natural gas we used because of a steam turbine we use to generate electricity at the plant. Management anticipates continued higher natural gas prices during the rest of our 2017 fiscal year with typical natural gas cost increases during the winter months. If a shortage of natural gas were to occur, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our second quarter of 2017, we had a realized gain of approximately $221,000 and an unrealized gain of approximately $49,000 related to our corn derivative instruments. During our second quarter of 2016, we had a realized loss of approximately $545,000 and an unrealized gain of approximately $1,850,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Until the expansion is fully implemented, our plant is expected to use approximately 56 million bushels of corn per year. As of June 30, 2017, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 11% of its anticipated monthly grind for the next twelve months, not including our anticipated increased consumption following completion of the expansion project.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were comparable during our second quarter of 2017 and our second quarter of 2016.

Other Income (Expense)

We had more interest income during our second quarter of 2017 compared to the same period of 2016 due to having more cash on hand during the 2017 period along with interest we received on the maturity of certain bond investments we received during the 2017 period.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended June 30, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenue	$134,662,110	100.0	$131,456,869	100.0

Costs of goods sold	122,785,589	91.2	119,810,495	91.1

Gross profit	11,876,521	8.8	11,646,374	8.9

Selling, general and administrative expenses	2,027,155	1.5	1,570,767	1.2

Operating income	9,849,366	7.3	10,075,607	7.7

Other income	531,826	0.4	1,138,999	0.9

Net income	$10,381,192	7.7	$11,214,606	8.5

Revenue

Our total revenue for the six months ended June 30, 2017 was approximately 2% greater than our total revenue for the six months ended June 30, 2016. Management attributes this increase in revenue with increased ethanol and corn oil revenue, partially offset by decreased distiller grains revenue during the 2017 period.

For the six months ended June 30, 2017, our total ethanol revenue was approximately 7% greater than the six months ended June 30, 2016 due to increased gallons of ethanol we sold along with an increase in the average price we received per gallon of ethanol sold during the 2017 period. The average price we received for our ethanol during the six months ended June 30, 2017 was approximately 2% greater than during the six months ended June 30, 2016. Management attributes this increase in ethanol prices with increased gasoline prices which have impacted ethanol prices along with increased export demand. Following the end of our second quarter of 2017, market ethanol prices decreased. Management anticipates lower ethanol prices for the remaining quarters of our 2017 fiscal year. Further, if there is a significant increase in ethanol supply later this year due to plant expansion projects which are underway in the ethanol industry, we may experience an oversupply of ethanol which could negatively impact market ethanol prices.

We sold approximately 5% more gallons of ethanol during the six months ended June 30, 2017 compared to the same period of 2016, due to increased production during the 2017 period. Management anticipates ethanol production to be slightly higher compared to prior years due to capital improvements we made at the ethanol plant designed to increase ethanol production along with improved corn to ethanol conversion efficiency which we anticipate will increase our total ethanol production. Once our expansion is fully operational, we anticipate significantly higher ethanol production.

Our total distiller grains revenue was approximately 23% less during the six months ended June 30, 2017 compared to the same period of 2016, due primarily to decreased distiller grains sales and prices. The average price we received for our dried distiller grains was approximately 20% less during the six months ended June 30, 2017 compared to the same period of 2016. We sold approximately 4% fewer total tons of distiller grains during the six months ended June 30, 2017 compared to the same period of 2016 due to improved corn to ethanol conversion efficiency along with increased corn oil production. As we extract more corn oil from our distiller grains, it reduces the volume of distiller grains we sell. In addition, as our production process becomes more efficient, we use less corn to produce our ethanol which correspondingly decreases our distiller grains production.

Our total corn oil revenue was approximately 30% greater for the six months ended June 30, 2017 compared to the same period of 2016 due to increased corn oil production and higher market corn oil prices during the 2017 period. We sold approximately 27% more pounds of corn oil during the six months ended June 30, 2017 compared to the same period of 2016 primarily because of increased efficiencies in the extraction process along with increased ethanol production. We added additional corn oil extraction equipment which allows us to increase the amount of corn oil we can produce per bushel of corn. The average price we received for our corn oil was approximately 4% greater during the six months ended June 30, 2017 compared to the same period of 2016.

Cost of Goods Sold

Our total cost of goods sold was approximately 2% more for the six months ended June 30, 2017 compared to the same period of 2016. Our cost of goods sold related to corn, without taking into account derivative instruments, was 2% less for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to lower average corn costs per bushel. Our average cost per bushel of corn was approximately 6% less during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to increased market corn supplies along with relatively stable corn demand. We processed approximately 4% more bushels of corn during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to our increased total production at the ethanol plant, partially offset by improved corn to ethanol conversion efficiency.

We experienced increased natural gas prices during the six months ended June 30, 2017 compared to the same period of 2016 primarily due to higher energy prices during the 2017 period. During the six months ended June 30, 2017, the average delivered price we paid per MMBtu of natural gas was approximately 18% greater compared to the same period of 2016. We used a comparable volume of natural gas during the six months ended June 30, 2017 and the six months ended June 30, 2016.

During the six months ended June 30, 2017, we had a realized gain of approximately $255,000 and an unrealized loss of approximately $43,000 related to our corn derivative instruments. During the six months ended June 30, 2016, we had a realized loss of approximately $29,000 and an unrealized gain of approximately $2,356,000 related to our corn derivative instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to increased legal expenses related to the Retterath lawsuit.

Other Income

Our other income was less during the six months ended June 30, 2017 compared to the same period of 2016 due to decreased income from our trading securities.

Changes in Financial Condition for the Six Months Ended June 30, 2017.

Balance Sheet Data	June 30, 2017	December 31, 2016
Total current assets	$90,607,932	$76,835,075
Total property and equipment	127,282,420	117,806,502
Total other assets	22,129,610	4,143,322
Total Assets	$240,019,962	$198,784,899

Total current liabilities	$60,378,713	$47,424,337
Total long-term liabilities	27,000,000	123,190
Total members' equity	152,641,249	151,237,372
Total Liabilities and Members' Equity	$240,019,962	$198,784,899

We had more cash and cash equivalents and restricted cash as of June 30, 2017 compared to December 31, 2016 due to cash generated from our operations along with $30 million in loan proceeds we received during the 2017 period. We had approximately $18 million in restricted cash related to payments we will make in the future for our plant expansion project. As of June 30, 2017, the value of our trading securities was lower compared to the trading securities we had at December 31, 2016 due to bonds which matured and other investments we liquidated during the 2017 period. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase.

Our accounts receivable was lower at June 30, 2017 compared to December 31, 2016 due to the timing of our quarter end with respect to shipments of our ethanol and payments from our marketer. We had more inventory on hand at June 30, 2017 compared to December 31, 2016 due primarily to having more finished goods inventory on hand at June 30, 2017 as a result of the timing of our quarter end. We had less prepaid expenses at June 30, 2017 compared to December 31, 2016 due to a decrease in prepaid natural gas transportation fees and other prepaid items.

Our net property and equipment was greater at June 30, 2017 compared to December 31, 2016 due to the net effect of capital expenditures we have been making at the ethanol plant partially offset by depreciation. Our other assets were comparable at June 30, 2017 and December 31, 2016.

Our current liabilities were greater at June 30, 2017 compared to December 31, 2016, primarily due to the current portion of our term loan which will be paid in the next twelve months along with a distribution which was declared but unpaid as of June 30, 2017. Our accounts payable were greater at June 30, 2017 compared to December 31, 2016 due primarily to expansion costs due as of June 30, 2017. Our accrued expenses were lower at June 30, 2017 compared to December 31, 2016 due to payment of wages and performance bonuses accrued at year end.

Our long-term liabilities were greater at June 30, 2017 compared to December 31, 2016 primarily due to our new $30 million term loan less the principal payments due within one year which are included in current liabilities.

Liquidity and Capital Resources

Our primary sources of liquidity as of June 30, 2017 were cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of June 30, 2017, we had $30.0 million available pursuant to our revolving loan and approximately $33.2 million in cash and cash equivalents, as well as approximately $18 million of restricted cash that is restricted for future expansion costs. We also had $30 million at June 30, 2017 of trading securities for the Retterath repurchase agreement along with an additional approximately $9.2 million in trading securities which are not set aside for the Retterath repurchase. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the six months months ended June 30, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$17,782,121	$11,360,930
Net cash (used in) investing activities	(10,668,697)	(6,839,489)
Net cash provided by financing activities	30,000,000	—
Cash at beginning of period	14,168,643	20,256,678
Cash and restricted cash at end of period	$51,282,067	$24,778,119

Cash Flow From Operations

Our operations provided more cash during our first six months of 2017 compared to the same period of 2016 primarily due to changes in working capital components, changes in accounts receivable, accounts payable and accrued expenses which increased our cash during the 2017 period.

Cash Flow From Investing Activities

We used more cash for investing activities during our first six months of 2017 compared to the first six months of 2016 due to using more cash for capital expenditures related to our plant expansion during the 2017 period partially offset by cash we realized on the redemption of trading securities.

Cash Flow From Financing Activities

Our financing activities provided cash due to the proceeds we received on our term loan. We did not use or receive any cash from financing activities during our first six months of 2016.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). Each loan is described below.

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty or premium by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we will be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of June 30, 2017, we had $30 million outstanding on the Term Loan.

Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at 310 basis points in excess of the 30-day London Interbank Offered Rate (LIBOR). We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of June 30, 2017, we had $0 outstanding on the Revolving Loan and $30 million available to be drawn. Interest accrued on the Revolving Loan as of June 30, 2017 at a rate of 4.324% per year.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. We agreed to a debt service coverage ratio of 1:15 to 1:00 and agreed to increase our minimum working capital covenant from $27.5 million to $30 million once our expansion is complete.  We are permitted to pay distributions to our members up to 100% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants including compliance with the financial covenants.  Further, our maximum capital expenditure covenant was increased from $5 million to $10 million per year.

As of June 30, 2017, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of June 30, 2017, we had price protection in place for approximately 11% of our anticipated corn needs (based on current usage prior to completion of the expansion), 0% of our natural gas needs and 0% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)*	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	4,520,000	MMBTU	10%	$(1,410,240)
Ethanol	172,500,000	Gallons	10%	(22,942,500)
Corn	56,000,000	Bushels	10%	(19,208,000)

For comparison purposes, our sensitivity analysis for our second quarter of 2016 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,154,000	MMBTU	10%	$(777,493)
Ethanol	145,000,000	Gallons	10%	(21,460,000)
Corn	43,610,000	Bushels	10%	(14,478,520)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), Beth Eiler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Retterath Lawsuit

On August 14, 2013, the Company filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit is to enforce the terms of the repurchase agreement the Company executed with Mr. Retterath on June 13, 2013. The Company asked the Iowa state court to require Mr. Retterath to perform his obligations under the repurchase agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. The Company believed that this removal was improper and as a result the Company moved to remand the case back to the Iowa state court in Polk County which was granted. Mr. Retterath answered the lawsuit in August 2014, denying the validity of the repurchase agreement. In addition, the Iowa state court permitted Jason Retterath and Annie Retterath, the son and daughter-in-law of Steve Retterath, to be added as parties to the Iowa state lawsuit. In February 2015, the Company filed a motion for summary judgment asking the Iowa state court to enforce the repurchase agreement. The Retteraths also filed motions for summary judgment asking the Iowa state court to find the repurchase agreement invalid. On October 16, 2015, the Iowa state court entered a ruling granting Homeland's motion for summary judgment and determined no membership vote was required as Mr. Retterath has contended. The Iowa state court also denied the summary judgment motions filed by Mr. Retterath and his son and daughter-in-law.

Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit. In November 2016, the Iowa Court ruled that our original claims against Mr. Retterath would proceed to trial in January 2017 as scheduled and that any other issues that remain following that trial would be litigated after a ruling is issued in the January 2017 trial. The trial was held in January 2017. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed motions with the Iowa Court to reconsider its ruling or alternatively award Mr. Retterath a new trial. Mr. Retterath also asked the Iowa Court to stay his obligation to perform the repurchase agreement until these motion are ruled on by the Iowa Court. The Iowa Court granted Mr. Retterath's stay while the court considered his post-trial motions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Amended and Restated Master Loan Agreement between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017.*
10.2	Amended and Restated Second Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017.*
10.3	Amended and Restated Term Revolving Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017.*
10.4	Amended and Restated Fourth Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017.*
10.5	Term Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	August 14, 2017	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2017	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)