Form 10-Q
period 2017-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2017-11-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2017

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

As of November 14, 2017, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. Recently, a court ruled that the repurchase agreement was valid and enforceable and ordered Mr. Retterath to close on the transaction. Mr. Retterath is appealing this decision. The Company's position is as of the closing date of the original agreement, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on the balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$36,783,710	$14,168,643
Trading securities	34,879,254	41,551,151
Accounts receivable	557,378	6,258,503
Inventory	13,903,739	11,619,564
Prepaid and other	2,481,843	2,708,029
Derivative instruments	536,487	529,185
Total current assets	89,142,411	76,835,075

PROPERTY AND EQUIPMENT
Land and improvements	22,539,788	22,539,788
Buildings	6,344,990	6,344,990
Equipment	167,836,865	166,657,213
Construction in progress	30,178,570	8,270,322
	226,900,213	203,812,313
Less accumulated depreciation	95,029,946	86,005,811
Total property and equipment	131,870,267	117,806,502

OTHER ASSETS
Restricted cash	2,465,041	—
Utility rights, net of amortization of $1,421,507 and $1,319,217	886,522	988,812
Other assets	3,169,414	3,154,510
Total other assets	6,520,977	4,143,322

TOTAL ASSETS	$227,533,655	$198,784,899

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	September 30, 2017	December 31, 2016
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$6,996,059	$16,051,844
Due to former member	30,000,000	30,000,000
Accrued expenses	1,099,007	1,372,493
Current portion long term debt	3,000,000	—
Total current liabilities	41,095,066	47,424,337

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term note	27,000,000	—
Other liabilities	—	123,190
Total long-term liabilities	27,000,000	123,190

MEMBERS' EQUITY (64,585 units issued and outstanding)	159,438,589	151,237,372

TOTAL LIABILITIES AND MEMBERS' EQUITY	$227,533,655	$198,784,899

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$59,680,650	$64,675,851	$194,342,760	$196,132,720

Costs of goods sold	52,152,539	55,045,329	174,938,128	174,855,824

Gross profit	7,528,111	9,630,522	19,404,632	21,276,896

Selling, general and administrative expenses	806,772	1,126,987	2,833,927	2,697,754

Operating income	6,721,339	8,503,535	16,570,705	18,579,142

Other income (expense)
Interest (expense)	(112,806)	—	(112,806)	—
Interest income	42,358	3,493	69,490	8,270
Other income	146,449	164,336	651,143	1,298,558
Total other income	76,001	167,829	607,827	1,306,828

Net income	$6,797,340	$8,671,364	$17,178,532	$19,885,970

Basic & diluted net income per capital unit	$105.25	$134.26	$265.98	$307.90

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585	64,585	64,585

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,178,532	$19,885,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,131,947	8,407,810
Unrealized (gain) loss on risk management activities	(7,302)	(188,856)
Unrealized (gain) on trading securities activities	(628,103)	(1,078,687)
Change in working capital components:
Accounts receivable	5,701,125	2,653,973
Inventory	(2,284,175)	(3,692,056)
Prepaid and other	226,186	(93,019)
Accounts payable and other accrued expenses	(3,153,642)	(1,065,764)
Net cash provided by operating activities	26,164,568	24,829,371

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of trading securities	7,300,000	—
Payments for equipment and construction in progress	(29,392,241)	(11,878,621)
(Increase) decrease in other assets	(14,904)	222,159
Net cash (used in) investing activities	(22,107,145)	(11,656,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(8,977,315)	(3,875,100)
Proceeds from long-term borrowings	30,000,000	—
Net cash provided by (used in) financing activities	21,022,685	(3,875,100)

Net increase in cash and cash equivalents	25,080,108	9,297,809

Cash and Cash Equivalents and Restricted Cash - Beginning	14,168,643	20,256,678
Cash and Cash Equivalents and Restricted Cash - Ending	$39,248,751	$29,554,487

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to property and equipment	$2,495,574	$300,812
Cash paid for interest, net of capitalized interest of $261,934 and none, respectively	$—	$—

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

At December 31, 2016, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $41,863,000 and fair value of $41,551,000. At September 30, 2017, trading securities consisted of corporate bonds, short term bond mutual funds and money market funds with an approximate cost of $35,043,000 and fair value of $34,879,000. For the three and nine months ended September 30, 2017, the Company recorded interest, dividend and net realized and unrealized gains and losses from these investments of approximately $165,000 and $628,000, respectively. During the same time period of 2016, the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $159,000 and $1,079,000 respectively.

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

Investments
The Company has a less than 20% investment interest in Renewable Products Marketing Group, LLC (RPMG). This investment is being accounted for under the equity method of accounting, as the company has significant influence, under which the Company's share of net income is recognized as income in the Company's statement of operations and added to the investment account. The investment balance is included in other assets and the income recognized as other income. The investment is evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three and nine months ended September 30, 2017 would be $72.58 and $187.36, respectively. Net income per unit for the three and nine months ended September 30, 2016 would have been $95.87 and $219.87, respectively.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the nine months ended September 30, 2017, ethanol sales averaged approximately 81% of total revenues, while approximately 14% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 5% of revenues during this time period. For the nine months ended September 30, 2017, corn costs averaged approximately 77% of cost of goods sold.

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

Recent & Pending Accounting Pronouncements
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. ASU 2016-18 must be applied using a retrospective transition method with early adoption permitted. The Company adopted this guidance in its financial statements as of January 1, 2017.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

We have evaluated the effect of this standard as well as our existing contracts with customers and we plan to use the modified retrospective method. Under the modified retrospective method, the Company will present revenue under the new method required by ASU No. 2014-09 beginning with first quarter 2018. The impact of this standard, other than disclosures, is expected to be minimal.

2.    INVENTORY

Inventory consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw Materials	$9,421,128	$8,489,218
Work in Process	2,329,829	1,900,387
Finished Goods	2,152,782	1,229,959
Totals	$13,903,739	$11,619,564

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

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and accrues at a rate equal to the one month LIBOR plus 310 basis points, 4.33% on September 30, 2017. There was no balance outstanding on the term revolving loan and $30 million and $20 million available to be drawn as of September 30, 2017 and December 31, 2016, respectively.

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

At September 30, 2017, the Company had the following debt maturities on the term loan for the twelve month periods ended September 30:

2018	$3,000,000
2019	6,000,000
2020	6,000,000
2021	6,000,000
2022	6,000,000
Thereafter	3,000,000
Total principal payments	$30,000,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of September 30, 2017.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and nine months ended September 30, 2017 totaled approximately $1,019,000 and $10,178,000, respectively, and during the three and nine months ended September 30, 2016 totaled approximately $3,480,000 and $7,861,000, respectively. There were no amounts due to these members at September 30, 2017 and December 31, 2016.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of September 30, 2017, the Company had no commitments to sell any of its produced gallons of ethanol at fixed prices and 35 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through December 31, 2017.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of September 30, 2017, the Company had commitments to sell approximately 7.2 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through December 31, 2017.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,345,000 as of September 30, 2017.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2017. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of September 30, 2017, the Company had approximately 54,000 tons of distiller grains sales commitments for delivery through December 2017 at various fixed prices.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Sales and marketing fees related to the agreements in place for the three and nine months ended September 30, 2017 and 2016 were approximately as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017	September 30, 2016	September 30, 2016
Sales ethanol	$48,783,000	$158,311,000	$49,454,000	$151,689,000
Sales distiller grains	7,869,000	26,253,000	12,229,000	36,262,000
Sales corn oil	3,028,000	9,779,000	2,994,000	8,182,000

Marketing fees ethanol	$61,000	$184,000	$42,000	$126,000
Marketing fees distiller grains	124,000	490,000	200,000	595,000
Marketing fees corn oil	22,000	74,000	28,000	78,000

	As of September 30, 2017	As of December 31, 2016
Amount due from RPMG	$267,000	$4,717,000
Amount due from CHS	255,000	1,329,000

At September 30, 2017, the Company had approximately $9 million in outstanding priced corn purchase commitments for bushels at various prices and approximately 5,188,000 bushels of basis contracts through December 2018 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as electricity over the next 2 years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the twelve month periods ending September 30:

2018	$3,787,000
2019	1,894,000
Total anticipated commitments	$5,681,000

During 2016 and 2017, the Company entered into multiple construction agreements as part of an expansion project. The total commitment under these agreements is $35 million. The Company has incurred costs related to the expansion project totaling approximately $30.4 million and expects the total expansion project to cost approximately $42 million, however no other commitments have been executed.

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three and nine months ended September 30, 2017 was approximately $369,000 and $1,150,000, respectively, and for the same period in 2016 was approximately $418,000 and $1,249,000, respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

At September 30, 2017, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended September 30:

2018	$1,250,000
2019	966,000
2020	966,000
2021	966,000
2022	533,000
Total lease commitments	$4,681,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 63 million bushels of corn per year.  Over the next 12 months, the Company has hedged and anticipates hedging between 6% and 30% of its anticipated annual grind.  At September 30, 2017, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 8% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2017 and 2016 and the fair value of derivatives as of September 30, 2017 and December 31, 2016:

	Income Statement Classification	Realized Gain	Change In Unrealized Gain (Loss)	Total Gain
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended September 30, 2017	Cost of Goods Sold	$2,278,000	$318,000	$2,596,000

Commodity contracts for the
three months ended September 30, 2016	Cost of Goods Sold	$4,712,000	$(2,626,000)	$2,086,000

Commodity contracts for the
nine months ended September 30, 2017	Cost of Goods Sold	$2,534,000	$236,000	$2,770,000

Commodity contracts for the
nine months ended September 30, 2016	Cost of Goods Sold	$4,682,000	$(269,000)	$4,413,000

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Balance Sheet Classification	September 30, 2017	December 31, 2016
Futures contracts through March 2018
In gain position		$280,000	$78,000
In loss position		(26,000)	(59,000)
Cash held by broker		282,000	510,000
	Current Asset	$536,000	$529,000

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of September 30, 2017
Trading securities, assets	$34,879,000	$34,879,000	$—	$—
Derivative financial instruments
Assets	$280,000	$280,000	$—	$—
Liabilities	(26,000)	(26,000)	—	—

As of December 31, 2016
Trading securities, assets	$41,551,000	$41,551,000	$—	$—
Derivative financial instruments
Assets	$78,000	$78,000	—	—
Liabilities	(59,000)	(59,000)	—	—

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

In January 2017, we went to trial with Mr. Retterath on the first part of the Iowa state court case regarding whether the repurchase agreement is valid and enforceable. On June 15, 2017, the Iowa state court issued its ruling finding the repurchase agreement valid and enforceable and ordering Mr. Retterath to perform his obligations under the repurchase agreement. Following the Iowa state court's decision, Mr. Retterath filed post-trial motions that he was asking the court to reconsider its decision and grant a new trial and requested the court stay its order until these motions are considered. The Iowa state court granted the stay pending resolution of the post-trial motions.

Details of the Company's lawsuit against Mr. Retterath are provided below in the section entitled "PART II - Item 1. Legal Proceedings."

On December 21, 2016, our board of directors approved a plan to expand our ethanol production facility. We plan to increase our capacity by approximately 35 million gallons of ethanol per year and add additional grain storage capacity. The total capital cost of this project is expected to be approximately $42 million. We plan to finance the expansion using a combination of additional debt financing and cash from operations. We expect that the expansion will be fully operational during the fourth quarter of our 2017 fiscal year. All expectations for the next twelve months include the expected increased annual capacity of 35 million gallons for the nine months January 2018 through September 2018, as the projected completion of the plant expansion is late fourth quarter 2017.

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

In addition, on August 23, 2017, Brazil imposed a twenty percent import tariff on ethanol imported from the United States. Since, Brazil is a major source of ethanol demand, this tariff could negatively impact market ethanol prices in the United States.

On June 16, 2017, we declared a distribution of $8,977,315 to be paid to 64,585 membership units which equals $139.00 per membership unit. Payment of the distribution was contingent on the Home Federal loan closing. The distribution was paid on July 3, 2017.

Results of Operations

Comparison of Fiscal Quarters Ended September 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenue	$59,680,650	100.0	$64,675,851	100.0

Costs of goods sold	52,152,539	87.4	55,045,329	85.1

Gross profit	7,528,111	12.6	9,630,522	14.9

Selling, general and administrative expenses	806,772	1.4	1,126,987	1.7

Operating income	6,721,339	11.3	8,503,535	13.1

Other income (expense)	76,001	0.1	167,829	0.3

Net income	$6,797,340	11.4	$8,671,364	13.4

Revenue

Our total revenue for our third quarter of 2017 was approximately 8% less than our total revenue for our third quarter of 2016. Management attributes this decrease in revenue with decreased ethanol and decreased distiller grains revenue during the 2017 period.

For our third quarter of 2017, our total ethanol revenue was approximately 1% less than our third quarter of 2016 due to decreased ethanol production partially offset by an increase in the average price we received per gallon of ethanol sold during the 2017 period. The average price we received for our ethanol during our third quarter of 2017 was approximately 3% greater than during our third quarter of 2016. Management attributes this increase in ethanol prices with higher corn prices and increased ethanol demand. Management anticipates ethanol prices will be lower during our fourth quarter of 2017 due to lower corn prices and increased ethanol supply.

We sold approximately 4% fewer gallons of ethanol during our third quarter of 2017 compared to the same period of 2016. Management attributes this decrease in ethanol sales during our third quarter of 2017 with increased plant downtime related to our fall shutdown and work we performed to tie in parts of our expansion project. Management anticipates future ethanol production to be higher compared to prior years due to plant expansion project.

Our total distiller grains revenue was approximately 36% less during our third quarter of 2017 compared to the same period of 2016, due primarily to decreased market distiller grains prices. The average price we received for our dried distiller grains was approximately 22% less during our third quarter of 2017 compared to the same period of 2016. We sell nearly all of our distiller grains in the dried form. Management attributes these lower distiller grains prices to decreased export demand from China due to the anti-dumping and countervailing duty tariffs imposed by the Chinese. Historically, China was the largest export market for distillers grains which has had a significant impact on distiller grains demand and prices. Distiller grains are typically used as a feed substitute for corn. Recently, distiller grains have been trading at a greater discount compared to a comparable amount of corn which management believes is indicative of decreased distiller grains demand. Management anticipates distiller grains will continue to trade at a discount to corn due to anticipated strong corn supplies and lower demand due to the loss of the Chinese market. We sold approximately 18% fewer total tons of distiller grains during our third quarter of 2017 compared to the same period of 2016 due to improved corn to ethanol conversion efficiency along with increased plant downtime. As we extract more corn oil from our distiller grains, it reduces the volume of distiller grains we sell. In addition, as our production process becomes more efficient, we use less corn to produce our ethanol which correspondingly decreases our distiller grains production. Management anticipates distiller grains production will increase once our plant expansion project becomes fully operational.

Our total corn oil revenue was approximately 1% greater for our third quarter of 2017 compared to the same period of 2016 due to higher average corn oil prices. We sold approximately 1% fewer pounds of corn oil during our third quarter of 2017 compared to the same period of 2016 primarily because of less ethanol production offset in part by increased efficiency extracting corn oil at the plant. We added additional corn oil extraction equipment which allows us to increase the amount of corn oil we can produce per bushel of corn. The average price we received for our corn oil was approximately 2% greater during our third quarter of 2017 compared to the same period of 2016. This increase in corn oil prices occurred, in part, due to increased corn oil demand. Management anticipates lower demand for corn oil from the biodiesel industry since certain proposed volume obligations in the 2018 RFS, which benefit biodiesel, are at lower levels which management believes will negatively impact biodiesel production.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 5% less for our third quarter of 2017 compared to the same period of 2016. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 8% less during our third quarter of 2017 compared to our third quarter of 2016 due to decreased corn consumption. Our average cost per bushel of corn was approximately 2% greater during our third quarter of 2017 compared to our third quarter of 2016 due to anticipated lower corn production. We processed approximately 10% fewer bushels of corn during our third quarter of 2017 compared to our third quarter of 2016 due to our decreased total production at the ethanol plant and improved corn to ethanol conversion efficiency. Management anticipates lower corn prices due to the balance between corn supply and demand. However, we may experience higher corn prices once the expansion is fully operational due to increased corn consumption which may impact prices in our local market.

We experienced increased natural gas prices during our third quarter of 2017 compared to the same period of 2016 primarily due to higher energy prices during the 2017 period. During our third quarter of 2017, the average delivered price we paid per MMBtu of natural gas was approximately 9% greater compared to the same period of 2016. We used approximately 4% fewer MMBtu of natural gas during our third quarter of 2017 compared to our third quarter of 2016 due to decreased production. Management anticipates continued higher natural gas prices during the rest of our 2017 fiscal year with typical natural gas cost increases during the winter months. If a shortage of natural gas were to occur, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our third quarter of 2017, we had a realized gain of approximately $2,278,000 and an unrealized gain of approximately $318,000 related to our corn derivative instruments. During our third quarter of 2016, we had a realized gain of approximately $4,712,000 and an unrealized loss of approximately $2,626,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Until the expansion is fully implemented, our plant is expected to use approximately 63 million bushels of corn per year. As of September 30, 2017, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 8% of its anticipated monthly grind for the next twelve months, not including our anticipated increased consumption following completion of the expansion project.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our third quarter of 2017 than our third quarter of 2016, due to decreased legal expenses from the Retterath trial during third quarter 2017 and non recurring ethanol promotion expenditures that were incurred during our third quarter of 2016.

Other Income (Expense)

We had more interest income during our third quarter of 2017 compared to the same period of 2016 due to having more cash on hand during the 2017 period. We also had more interest expense during our third quarter of 2017 compared to the same period of 2016 due to increased borrowing on our new term debt.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended September 30, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenue	$194,342,760	100.0	$196,132,720	100.0

Costs of goods sold	174,938,128	90.0	174,855,824	89.2

Gross profit	19,404,632	10.0	21,276,896	10.8

Selling, general and administrative expenses	2,833,927	1.5	2,697,754	1.4

Operating income	16,570,705	8.5	18,579,142	9.5

Other income (expense)	607,827	0.3	1,306,828	0.7

Net income	$17,178,532	8.8	$19,885,970	10.1

Revenue

Our total revenue for the nine months ended September 30, 2017 was approximately 1% less than our total revenue for the nine months ended September 30, 2016. Management attributes this decrease in revenue with lower distiller grains revenue during the 2017 period, partially offset by increased ethanol and corn oil revenue.

For the nine months ended September 30, 2017, our total ethanol revenue was approximately 4% greater than the nine months ended September 30, 2016 due to increased gallons of ethanol we sold along with an increase in the average price we received per gallon of ethanol sold during the 2017 period. The average price we received for our ethanol during the nine months ended September 30, 2017 was approximately 2% greater than during the nine months ended September 30, 2016. Management attributes this increase in ethanol prices with increased gasoline prices which have impacted ethanol prices along with increased export demand. Management anticipates lower ethanol prices for the remaining quarter of our 2017 fiscal year.

We sold approximately 2% more gallons of ethanol during the nine months ended September 30, 2017 compared to the same period of 2016, due to increased production during the 2017 period. Management anticipates ethanol production to be higher compared to prior years due to our plant expansion project.

Our total distiller grains revenue was approximately 28% less during the nine months ended September 30, 2017 compared to the same period of 2016, due primarily to decreased distiller grains sales and prices. The average price we received for our dried distiller grains was approximately 21% less during the nine months ended September 30, 2017 compared to the same period of 2016. We sold approximately 8% fewer total tons of distiller grains during the nine months ended September 30, 2017 compared to the same period of 2016 due to improved corn to ethanol conversion efficiency along with increased corn oil production. As we extract more corn oil from our corn, it reduces the volume of distiller grains we sell. In addition, as our production process becomes more efficient, we use less corn to produce our ethanol which correspondingly decreases our distiller grains production.

Our total corn oil revenue was approximately 20% greater for the nine months ended September 30, 2017 compared to the same period of 2016 due to increased corn oil production and higher market corn oil prices during the 2017 period. We sold approximately 17% more pounds of corn oil during the nine months ended September 30, 2017 compared to the same period of 2016 primarily because of increased efficiencies in the extraction process along with increased ethanol production. We added additional corn oil extraction equipment which allows us to increase the amount of corn oil we can produce per bushel of corn. The average price we received for our corn oil was approximately 2% greater during the nine months ended September 30, 2017 compared to the same period of 2016.

Cost of Goods Sold

Our total cost of goods sold was comparable for the nine months ended September 30, 2017 and the same period of 2016. Our cost of goods sold related to corn, without taking into account derivative instruments, was 4% less for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to a favorable supply and demand balance during our 2017 fiscal year. Our average cost per bushel of corn was approximately 3% less during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to ample corn supplies and relatively stable corn demand. We processed approximately 1% fewer bushels of corn during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to improved corn to ethanol conversion efficiency.

We experienced increased natural gas prices during the nine months ended September 30, 2017 compared to the same period of 2016 primarily due to higher energy prices during the 2017 period. During the nine months ended September 30, 2017, the average delivered price we paid per MMBtu of natural gas was approximately 6% greater compared to the same period of 2016. We used 5% more natural gas during the nine months ended September 30, 2017 than the nine months ended September 30, 2016 due to increased production and our electrical energy turbine which runs on steam. The steam turbine has significantly reduced electrical usage, with a year to date savings of $1.3 million compared to what our electrical costs would have been without the steam turbine.

During the nine months ended September 30, 2017, we had a realized gain of approximately $2,534,000 and an unrealized gain of $236,000 related to our corn derivative instruments. During the nine months ended September 30, 2016, we had a realized gain of approximately $4,682,000 and an unrealized loss of approximately $269,000 related to our corn derivative instruments.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to increased legal expenses related to the Retterath lawsuit.

Other Income

Our other income was less during the nine months ended September 30, 2017 compared to the same period of 2016 due to less income from our investments during the 2017 period and increased interest expense in 2017 related to the term debt.

Changes in Financial Condition for the Nine Months Ended September 30, 2017.

Balance Sheet Data	September 30, 2017	December 31, 2016
Total current assets	$89,142,411	$76,835,075
Total property and equipment	131,870,267	117,806,502
Total other assets	6,520,977	4,143,322
Total Assets	$227,533,655	$198,784,899

Total current liabilities	$41,095,066	$47,424,337
Total long-term liabilities	27,000,000	123,190
Total members' equity	159,438,589	151,237,372
Total Liabilities and Members' Equity	$227,533,655	$198,784,899

We had more cash and cash equivalents and restricted cash as of September 30, 2017 compared to December 31, 2016 due to cash generated from our operations along with $30 million in loan proceeds we received during the 2017 period. We had approximately $2.5 million in restricted cash related to payments we will make in the future for our plant expansion project. As of September 30, 2017, the value of our trading securities was lower compared to the trading securities we had at December 31, 2016 due to bonds which matured and other investments we liquidated during the 2017 period. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was lower at September 30, 2017 compared to December 31, 2016 due to the timing of our quarter end with respect to shipments of our ethanol and payments from our marketer. We had more inventory on hand at September 30, 2017 compared to December 31, 2016 due primarily to having more finished goods inventory on hand at

September 30, 2017 as a result of the timing of our quarter end. We had less prepaid expenses at September 30, 2017 compared to December 31, 2016 due to a decrease in prepaid natural gas transportation fees and other prepaid items.

Our net property and equipment was greater at September 30, 2017 compared to December 31, 2016 due to the net effect of capital expenditures we have been making at the ethanol plant partially offset by depreciation. Our other assets were greater at September 30, 2017 than at December 31, 2016 as a result of restricted cash from the loan proceeds for the expansion project.

Our current liabilities were less at September 30, 2017 compared to December 31, 2016, primarily due to the decreased accounts payable as of September 30, 2017 partially offset by the $3 million increase in the current portion of our term loan related to the expansion. Our accounts payable were less at September 30, 2017 compared to December 31, 2016 due primarily to a large outstanding invoice at December 31, 2016 related to the plant expansion project and having less deferred corn payments as of September 30, 2017 compared to December 31, 2016. Our accrued expenses were lower at September 30, 2017 compared to December 31, 2016 due to payment of wages and performance bonuses accrued at December 31, 2016.

Our long-term liabilities were greater at September 30, 2017 compared to December 31, 2016 primarily due to our new $30 million term loan less the principal payments due within one year which are included in current liabilities.

Liquidity and Capital Resources

Our primary sources of liquidity as of September 30, 2017 were cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of September 30, 2017, we had $30.0 million available pursuant to our revolving loan and approximately $36.8 million in cash and cash equivalents, as well as approximately $2.5 million of restricted cash that is restricted for future expansion costs. We also had $30 million at September 30, 2017 of trading securities for the Retterath repurchase agreement along with an additional approximately $4.9 million in trading securities which are not set aside for the Retterath repurchase. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months months ended September 30, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$26,164,568	$24,829,371
Net cash (used in) investing activities	(22,107,145)	(11,656,462)
Net cash provided by (used in) financing activities	21,022,685	(3,875,100)
Cash at beginning of period	14,168,643	20,256,678
Cash and restricted cash at end of period	$39,248,751	$29,554,487

Cash Flow From Operations

Our operations provided more cash during our first nine months of 2017 compared to the same period of 2016 primarily due to changes in working capital components, including accounts receivable, accounts payable and accrued expenses which increased our cash during the 2017 period, offset by a lower net income in 2017.

Cash Flow From Investing Activities

We used more cash for investing activities during our first nine months of 2017 compared to the first nine months of 2016 due to capital expenditures related to our plant expansion during the 2017 period partially offset by cash we realized on the redemption of trading securities.

Cash Flow From Financing Activities

Our financing activities provided cash during our 2017 fiscal year due to the proceeds we received on our term loan. We did not use or receive any cash from financing activities during our first nine months of 2016.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). Each loan is described below.

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty or premium by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we will be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of September 30, 2017, we had $30 million outstanding on the Term Loan.

Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at 310 basis points in excess of the 30-day London Interbank Offered Rate (LIBOR). We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of September 30, 2017, we had $0 outstanding on the Revolving Loan and $30 million available to be drawn. Interest accrued on the Revolving Loan as of September 30, 2017 at a rate of 4.33% per year.

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

As of September 30, 2017, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of September 30, 2017, we had price protection in place for approximately 8% of our anticipated corn needs (based on current usage prior to completion of the expansion), 0% of our natural gas needs and 0% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)*	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	5,300,000	MMBTU	10%	$(1,653,600)
Ethanol	188,000,000	Gallons	10%	(25,004,000)
Corn	58,000,000	Bushels	10%	(19,894,000)

For comparison purposes, our sensitivity analysis for our third quarter of 2016 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,705,000	MMBTU	10%	$(1,100,385)
Ethanol	143,550,000	Gallons	10%	(19,092,150)
Corn	42,140,000	Bushels	10%	(12,810,560)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), Beth Eiler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Brazilian tariff on U.S. produced ethanol could negatively impact market ethanol prices. Brazil is currently the largest importer of ethanol produced in the United States. However, recently the Brazilian government implemented a tariff on ethanol produced in the United States and exported to Brazil. Due to current ethanol production levels in the United States, the market price of ethanol has been supported by exports of ethanol. Further, additional ethanol capacity is being constructed which may further increase the domestic supply of ethanol. The Brazilian tariff on U.S. ethanol could lead to an oversupply of ethanol in the United States which could negatively impact domestic ethanol prices. Ethanol prices may decrease to a level which does not allow us to operate the ethanol plant profitably.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 14, 2017	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2017	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)