Form 10-K
period 2017-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2018-03-02
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24, Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2017, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,777,000.

As of March 2, 2018, there were 90,445 membership units outstanding. On June 13, 2013, the registrant entered into an agreement with Steve Retterath, the registrant's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The registrant agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The registrant believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The registrant's position is that, as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the registrant. As a result, the registrant has recorded a $30 million short-term liability related to the amount the registrant agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the registrant agreed to repurchase from Mr. Retterath.

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

In January 2017, we went to trial with Mr. Retterath on the first part of the Iowa state court case regarding whether the repurchase agreement is valid and enforceable. On June 15, 2017, the Iowa state court issued its ruling finding the repurchase agreement valid and enforceable and ordering Mr. Retterath to perform his obligations under the repurchase agreement. Following the Iowa state court's decision, Mr. Retterath filed post-trial motions in which he asked the court to reconsider its decision and grant a new trial and requested the court stay its order until these motions are considered. The Iowa state court granted the stay pending resolution of the post-trial motions.

Details of the Company's lawsuit against Mr. Retterath are provided below in the section entitled "PART I - Item 3. Legal Proceedings."

On December 21, 2016, our board of directors approved a plan to expand our ethanol production facility by approximately 35 million gallons of ethanol production per year. The expansion project was substantially completed during our 2017 fiscal year. All expectations for the next twelve months include the expected increased annual capacity of 35 million gallons.

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal").

On February 15, 2018, we executed an amended and restated consulting agreement with Cornerstone Resources LLC (the "Cornerstone Agreement"). Pursuant to the Cornerstone Agreement, Cornerstone Resources provides the services of James Broghammer to serve as the President and CEO of the Company. Pursuant to the Cornerstone Agreement, the engagement of Cornerstone Resources will continue until December 31, 2018 unless it is earlier terminated. Thereafter, the Cornerstone Agreement will continue on a month-to-month basis. Cornerstone Resources will be compensated on a flat fee basis per day of services provided. Cornerstone Resources is entitled to reimbursement of certain out of pocket expenses incurred pursuant to the Cornerstone Agreement. Mr. Broghammer is entitled to a bonus based on our net income pursuant to the restrictions set forth in the Cornerstone Agreement.

During our 2017 fiscal year, we paid two distributions for a total distribution of $16,469,175 paid to the holders of 64,585 membership units which equals $255 per membership unit.

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

Product	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Ethanol	81%	79%	75%
Distiller Grains	14%	17%	22%
Corn Oil	5%	4%	3%

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, in recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encourage exports. During our 2017 fiscal year, exports of ethanol have increased with the top destinations being Canada, Brazil, India, China, South Korea, the Philippines and Peru. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the recent imposition of a tariff on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. Also, the Chinese have imposed tariffs on imported ethanol, which management believes could negatively impact ethanol prices in the United States.

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

Distiller Grains

Distiller grains are primarily used as animal feed. Distiller grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distiller grains exports have increased in recent years as distiller grains have become a more accepted animal feed. The United States ethanol industry exported a significant amount of distiller grains to Mexico, Turkey, South Korea, Thailand, China and Canada during our 2017 fiscal year. However, exports of distiller grains were negatively impacted by the Chinese tariffs on distiller grains produced in the United States which were finalized in January 2017.

Corn Oil

The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Corn oil demand was higher during our 2017 fiscal year due to increased demand from biodiesel. However, additional corn oil supply has continued to enter the market which has negatively impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

Distribution of Principal Products

We have hired third party marketers which are responsible for the distribution of all of the products we produce. Below is a description of the arrangements we have with our ethanol, distiller grains and corn oil marketers.

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

New Products and Services

We did not introduce any new products or services during our 2017 fiscal year.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers as well as raw material suppliers. As of January 23, 2018, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 16.2 billion gallons of ethanol per year. According to RFA estimates, approximately 3% of the ethanol production capacity in the United States was not operating as of January 23, 2018. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,716	11%
POET Biorefining	1,629	10%
Valero Renewable Fuels	1,400	9%
Green Plains Renewable Energy	1,475	9%
Flint Hills Resources	840	5%
Updated: January 23, 2018

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

Distiller Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distiller grains. Distiller grains are primarily used as an animal feed supplement which replaces corn and soybean meal. As a result, we believe that distiller grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distiller grains which management believes has positively impacted demand and prices for distillers grains in the United States. In the event these distiller grains exports decrease, including as a result of the Chinese tariffs which have significantly reduced export demand for distiller grains, it could lead to an oversupply of distiller grains in the United States. An oversupply of distiller grains could result in increased competition among ethanol producers for sales of distiller grains which could negatively impact market distiller grains prices in the United States.

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices. Competition for corn oil sales has increased with the expiration of the biodiesel blenders' credit at the end of 2016 which limits the market for corn oil sales due to anticipated lower biodiesel production. The biodiesel blenders' credit was passed retroactively for 2017 but was not authorized for 2018 which may impact corn oil prices during our 2018 fiscal year.

Sources and Availability of Raw Materials

Corn Supply

The major raw material required to produce ethanol, distiller grains and corn oil at our plant is corn. The ethanol plant is currently operating at a rate in excess of its nameplate capacity. We anticipate that we will require approximately 65 million bushels of corn per year to produce approximately 190 million gallons of ethanol per year. We buy as much corn as possible from local grain elevators and farmers. Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During 2017, the United States harvested another large corn crop, albeit a smaller crop than was harvested in 2016. In recent years, we have experienced favorable corn crops which have resulted in significant corn carryover which have kept corn prices low. As a result, management anticipates that corn prices will remain lower during our 2018 fiscal year. However, if we experience unfavorable weather conditions, either throughout the United States or more locally in the corn area that serves the plant, we may experience higher corn prices and increased corn price volatility. Further, farmers may choose to plant less corn due to lower corn prices which could impact corn prices moving forward.

Commodities Account/Risk Management

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

We entered into an Energy Management Services Agreement with U.S. Energy dated July 10, 2009. Pursuant to the agreement, U.S. Energy assists us with electric energy and natural gas management and procurement. U.S. Energy's responsibilities include administration of our gas supply contracts, nomination, scheduling and other logistical issues such as storage and transportation, negotiation and delivery. We work with U.S. Energy to provide estimated usage volumes on a monthly basis. In exchange for these management services, we pay a monthly service fee, as well as pre-approved expenses in connection with the services. The agreement for these services continues on a month-to-month basis.

On March 6, 2009, we entered into an Electrical Services Agreement with Hawkeye Tri-County Electric Cooperative (Hawkeye), to supply all of the electricity necessary to operate the ethanol plant. Pursuant to the agreement, Hawkeye has installed the electrical facilities necessary to deliver all of the electric power and energy required to operate our ethanol plant. The agreement with Hawkeye will remain in effect for ten years from the date we began processing ethanol at the plant (April 2009), and will terminate on the tenth anniversary of that date (April 2019). We may continue to receive the service following expiration of the ten-year term for a minimum of two years. Either party will then have the right to terminate the agreement upon six months' written notice. Hawkeye recently completed a merger and is now called MiEnergy Cooperative.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal Savings Bank ("Home Federal"). Management believes that our current sources of working capital are sufficient to sustain our operations for our 2018 fiscal year and beyond.

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

Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In recent years, the EPA has reduced the volume obligations under the RFS which has negatively impacted demand for ethanol. The RFS statutory Renewable Volume Obligation (RVO) and the EPA's RVO (in billion gallons) are as follows:

Year		Total Renewable Volume Obligation	Total Renewable Volume Obligation For Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule	18.11	14.50
2017	Statutory	24.00	15.00
	EPA Rule	19.28	15.00
2018	Statutory	26.00	15.00
	EPA Rule	19.29	15.00

In February 2010, the EPA issued new regulations governing the RFS. These new regulations are called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn-based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane which could make sugarcane-based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

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

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States.

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

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2017, we incurred costs and expenses of approximately $169,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $150,000 for compliance with environmental laws for our fiscal year ended December 31, 2018.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Employees

As of December 31, 2017, we had 54 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

Financial Information about Geographic Areas

All of the products we sold to our customers for our fiscal years 2017, 2016 and 2015 were produced in the United States and all of our long-lived assets and operations are domiciled in the United States. We have engaged third-party professional marketers that decide where our products are marketed and we have limited control over the marketing decisions made by our marketers. Our marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distiller grains are exported to Mexico, Turkey, South Korea, Thailand, China and Canada and the United States ethanol industry exported significant amounts of ethanol to Canada, Brazil, India, China, South Korea, the Philippines and Peru. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Distiller grains demand and prices may be negatively impacted by the Chinese anti-dumping and countervailing duty investigation. China was historically the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33% in response to this investigation and an anti-subsidy duty on September 30, 2016 of approximately 10%. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties at rates higher than the preliminary rates set in September 2016. The anti-dumping duties range from 42.2% to 53.7%, an increase from the preliminary duty of 33.8% issued in September 2016. The final anti-subsidy tariffs range from 11.2% to 12%, up from 10% to 10.7% issued in September 2016. Both during the investigation and after the announcement of the duties, distiller grains demand and prices have been negatively impacted. While we expect China to continue to import some distiller grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distiller grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a 20% tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

Risks Related to Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2018 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2018 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of January 23, 2018, there are 213 ethanol plants in the United States with capacity to produce approximately 16.2 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 3% of the ethanol production capacity in the United States was idled as of January 23, 2018. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

Competition from the advancement of alternative fuels and technologies may lessen demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, and electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

If exports of ethanol are reduced, including as a result of the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2017 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. While we continue to experience some ethanol exports to Europe, as a result of this tariff, if ethanol prices increase, these exports to the European Union may cease. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of United States ethanol could reduce their imports which could negatively impact ethanol prices in the United States and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. On November 30, 2017, the EPA released its final rule and set the 2018 total volume obligation at 19.29 billion gallons of which 15.0 billion gallons could be met by corn-based ethanol. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

The only remaining claim in the lawsuit alleges that GS Cleantech inequitably conducted itself before the United States Patent Office when obtaining the patents at issue. A trial in the District Court for the Southern District of Indiana on the single issue of inequitable conduct was held in October 2015.  The MDL Court ruled that GS Cleantech and its attorneys engaged in inequitable conduct. GS Cleantech has asked the court to amend its ruling. The defendants are seeking damages against GS Cleantech as a result of this finding of inequitable conduct. Recently the defendants settled with GS Cleantech's attorneys.  We anticipate that if the determination of inequitable conduct is not amended, GS Cleantech will appeal this decision along with the summary judgment decision issued earlier.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of March 2, 2018, we had 90,445 units outstanding and approximately 1,286 total members. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is that, as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2016	$1,650	$2,000	$1,824	132
Second Quarter 2016	$1,700	$2,000	$1,902	275
Third Quarter 2016	$1,750	$1,900	$1,837	221
Fourth Quarter 2016	$1,800	$1,800	$1,800	40
First Quarter 2017	$—	$—	$—	—
Second Quarter 2017	$1,700	$2,250	$2,114	110
Third Quarter 2017	$2,200	$2,200	$2,200	25
Fourth Quarter 2017	$2,200	$2,600	$2,490	155

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

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2016	$1,600	$1,900	$1,688	120
Second Quarter 2016	$1,850	$1,850	$1,850	150
Third Quarter 2016	$—	$—	$—	—
Fourth Quarter 2016	$—	$—	$—	—
First Quarter 2017	$5,000	$5,000	$5,000	25
Second Quarter 2017	$2,250	$2,250	$2,250	60
Third Quarter 2017	$—	$—	$—	—
Fourth Quarter 2017	$—	$—	$—	—

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2016	$1,700	$1,700	$1,700	20
Second Quarter 2016	$1,650	$1,700	$1,672	45
Third Quarter 2016	$1,750	$1,800	$1,786	70
Fourth Quarter 2016	$1,830	$2,200	$1,966	70
First Quarter 2017	$1,850	$2,200	$1,976	248
Second Quarter 2017	$2,200	$2,250	$2,208	150
Third Quarter 2017	$2,250	$2,400	$2,280	100
Fourth Quarter 2017	$2,300	$2,500	$2,411	115

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

Distributions

We paid distributions to our members in each of our last two fiscal years. Our board of directors paid two distributions during our 2017 fiscal year for a total of $255 per membership unit with total distributions equaling $16,469,175. Our board of directors paid two distributions during our 2016 fiscal year for a total of $499 per membership unit with total distributions equaling $32,227,915. No distributions were paid to the contested membership units which are subject to the Retterath litigation. Our board of directors has discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility and restrictions under Iowa law. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

Performance Graph

The following graph shows a comparison of cumulative total member return since December 31, 2012, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2012. Data points on the graph are quarterly. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2015, 2014 and 2013 and the selected income statement data and other financial data for the years ended December 31, 2014 and 2013 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of December 31, 2017 and 2016 and the selected income statement data and other financial data for each of the years in the three year period ended December 31, 2017 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	2017	2016	2015	2014	2013
Total Revenue	$256,525,281	$272,938,079	$269,970,953	$330,436,817	$400,211,785
Net Income	16,832,350	34,484,463	24,511,283	68,615,951	28,233,908
Net Income Per Unit	260.62	533.94	379.52	1,062.41	359.48
Distributions Declared Per Unit	255.00	499.00	362.00	618.00	131.00
Total Assets	225,298,068	198,784,899	18,699,229	188,507,073	174,078,126
Long-term Liabilities	23,936,683	123,190	350,059	419,904	15,303,526
Members' Equity	151,600,547	151,237,372	148,980,824	147,849,311	119,146,890

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal Years Ended December 31, 2017 and 2016

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenue	$256,525,281	100.0	$272,938,079	100.0

Cost of goods sold	236,834,163	92.3	235,786,636	86.4

Gross profit	19,691,118	7.7	37,151,443	13.6

Selling, general and administrative expenses	3,525,736	1.4	3,736,798	1.4

Operating income	16,165,382	6.3	33,414,645	12.2

Other income (expense)	666,968	0.3	1,069,818	0.4

Net income	$16,832,350	6.6	$34,484,463	12.6

Revenue

Our total revenue for our 2017 fiscal year was approximately 6% less than our total revenue for our 2016 fiscal year. Management attributes this decrease in revenue primarily with decreased ethanol and distiller grains prices during our 2017 fiscal year. Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

For our 2017 fiscal year, our total ethanol revenue decreased by approximately 4% compared to our 2016 fiscal year due to lower average ethanol prices along with slightly increased ethanol gallons sold. The average price we received for our ethanol during our 2017 fiscal year was approximately 4% less than during our 2016 fiscal year. Management attributes this decrease in ethanol prices with a greater supply of ethanol in the market which was not met by corresponding increases in ethanol demand. While export demand was strong during 2017, the ethanol tariffs imposed by Brazil and China negatively impacted market ethanol prices and limited ethanol demand. Many ethanol producers expanded their production capacities during 2017 and others are expected to complete expansions in 2018 which may continue to result in excess market ethanol supplies which could further impact market ethanol prices.

Management anticipates that ethanol prices will be lower during our 2018 fiscal year due to anticipated increased market supply of ethanol which may not be met by demand. If export demand is stronger in 2018 compared to 2017 it may reduce the supply and demand imbalance which could positively impact ethanol prices. However, export demand is less reliable compared to domestic demand. If ethanol supply increases at a greater pace compared to ethanol demand during our 2018 fiscal year it could further erode market ethanol prices and could negatively impact our profitability.

We sold slightly more gallons of ethanol during our 2017 fiscal year compared to the same period of 2016. Management attributes this increase in total production of ethanol with improved operating efficiency and plant performance during the 2017 period partially offset by increased plant downtime as a result of our plant expansion project which was substantially completed during our 2017 fiscal year. Management anticipates that our ethanol production during our 2018 fiscal year will be significantly higher than during our 2017 fiscal year due to our plant expansion project, which was substantially completed in late 2017.

Our total distiller grains revenue was approximately 21% less during our 2017 fiscal year compared to the same period of 2016 primarily due to lower distiller grains prices and decreased tons of distiller grains sold. We sold approximately 8% fewer tons of distiller grains during our 2017 fiscal year compared to the same period of 2016 due to our increased corn oil production during the 2017 period. As we extract more corn oil from our distiller grains, it reduces the volume of distiller grains we have for sale. The average prices we received for our distiller grains were lower during our 2017 fiscal year compared to the same period of 2016 due primarily to decreased distiller grains exports to China along with increased corn supplies. Due to the Chinese trade issues, this major source of distiller grains demand was significantly decreased during our 2017 fiscal year. We primarily sell our distiller grains in the dried form based on market conditions which favor this product, however we still sell a small portion of our distillers grains in the modified form. The average price we received per ton of dried distiller grains sold decreased by approximately 14% during our 2017 fiscal year compared to the same period of 2016. The average price we received per ton of modified distiller grains sold decreased by approximately 27% during our 2017 fiscal year compared to the same period of 2016. Since distiller grains are primarily used as an animal feed substitute for corn and soybean meal, the price of distiller grains is impacted by these competing products. When soybean and corn supplies increase and the prices of these commodities are lower, it negatively impacts the price we receive for our distiller grains. Management anticipates continued lower corn and soybean prices and lower export demand for distiller grains which may result in lower distiller grains prices during our 2018 fiscal year. Further, due to anticipated increases in ethanol production during 2018, we expect that additional distiller grains supply will enter the market which may continue to decrease market distiller grains prices.

Our revenue from corn oil sales was greater during our 2017 fiscal year compared to the same period of 2016, due to higher corn oil prices along with increased total pounds of corn oil sold. The average price we received for our corn oil during our 2017 fiscal year was approximately 1% greater than the average price we received during the same period of 2016. Management attributes this increase in corn oil prices with increased corn oil demand from the biodiesel industry during 2017.

We produced approximately 10% more pounds of corn oil during our 2017 fiscal year compared to the same period of 2016. Management attributes this increase in corn oil production with increased production by the ethanol plant, generally, along with an increase in the amount of corn oil we removed from our distiller grains during our 2017 fiscal year through optimizing our corn oil extraction.

Management anticipates that corn oil prices may be lower during our 2018 fiscal year since the biodiesel blenders' tax credit was not extended to 2018 leading to uncertainty regarding future biodiesel demand. In addition, the RVO for advanced biofuels under the RFS, which is used by many biodiesel producers, was lower than anticipated for 2018 which may further limit demand for biodiesel. Further, management anticipates stronger corn oil production during our 2018 fiscal year due to anticipated increases in production capacity which may further impact corn oil prices.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was compareable during our 2017 fiscal year and our 2016 fiscal year due to the net effect of lower corn costs offset by higher natural gas costs.

The average price we paid per bushel of corn was approximately 2% lower during our 2017 fiscal year compared to our 2016 fiscal year. Management attributes this decrease in the average price we paid per bushel of corn with lower market corn prices during our 2017 fiscal year compared to our 2016 fiscal year due to strong corn crops in recent years which have increased corn carry-over. Management anticipates that corn prices will remain lower during our 2018 fiscal year due to the large corn supply and relatively stable corn demand. In addition to the lower corn prices, our cost of goods sold was lower during our 2017 fiscal year due to approximately $3.8 million in combined realized and unrealized gains on our corn risk management positions which reduced our cost of goods sold during our 2017 fiscal year. During our 2016 fiscal year, we experienced a combined realized and unrealized gain on our risk management positions of approximately $4.2 million which reduced our cost of goods sold during our 2016 fiscal year.

We purchased approximately 1% fewer bushels of corn during our 2017 fiscal year compared to our 2016 fiscal year. Management attributes this decrease in corn consumption with increased corn to ethanol conversion efficiency during the 2017 period. Management anticipates that our corn consumption will be greater during our 2018 fiscal year compared to our 2017 fiscal year due to anticipated increases in our ethanol production during our 2018 fiscal year related to our completed plant expansion.

During our 2017 fiscal year, the average price we paid per MMBtu of natural gas was approximately 27% greater compared to our 2016 fiscal year. Management attributes this increase in natural gas prices to colder weather during November and December 2017 which led to a spike in natural gas prices along with higher energy prices generally during our 2017 fiscal year. We expect continued higher natural gas prices during winter months of our 2018 fiscal year due to continued colder weather. Further, if we experience a supply disruption during our 2018 fiscal year, it may lead to significantly higher natural gas costs. We consumed approximately 5% more natural gas during our 2017 fiscal year compared to the same period of 2016, primarily due to increased production at the ethanol plant along with our steam turbine which converts steam to electricity which we use at the ethanol plant. We expect our natural gas consumption will be significantly higher during our 2018 fiscal year due to our completed plant expansion.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our 2017 fiscal year compared to our 2016 fiscal year due primarily to fewer dues to industry trade groups and decreased employee bonuses that are partially calculated on net income.

Other Income (Expense)

We had interest expense during our 2017 fiscal year due to borrowing we incurred related to our plant expansion project. We had more interest income during our 2017 fiscal year compared to the same period of 2016 due to having more cash on hand during the 2017 period. We had less other income during our 2017 fiscal year compared to the same period of 2016 primarily due to having less net earnings on trading securities along with decreased investment income from our investment in RPMG, our ethanol and corn oil marketer.

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

Changes in Financial Condition for the Fiscal Year Ended December 31, 2017

Balance Sheet Data	December 31, 2017	December 31, 2016
Total current assets	$80,646,235	$76,835,075
Total property and equipment	140,443,170	117,806,502
Total other assets	4,208,663	4,143,322
Total Assets	$225,298,068	$198,784,899

Total current liabilities	$49,760,838	$47,424,337
Total long-term liabilities	23,936,683	123,190
Total members' equity	151,600,547	151,237,372
Total Liabilities and Members' Equity	$225,298,068	$198,784,899

We had more cash on hand at December 31, 2017 compared to December 31, 2016 due to collection of 2016 accounts receivable and cash we received from maturities of our trading securities which were not reinvested. We had approximately $30.2 million in marketable trading securities at December 31, 2017 compared to approximately $41.6 million at December 31, 2016. A portion of our marketable trading securities during each period is being held to complete the Retterath unit repurchase. The value of our accounts receivable was less at December 31, 2017 compared to December 31, 2016 due to the timing of our product shipments compared to the end of our fiscal year as we were awaiting payment for more of our finished products at the end of our 2016 fiscal year compared to the end of our 2017 fiscal year. The value of our inventory was greater at December 31, 2017 compared to December 31, 2016 due primarily to increased corn inventory at December 31, 2017 compared to December 31, 2016 due to our increased corn storage capacity along with increased finished goods inventory due to our increased production at the end of our 2017 fiscal year. We had more prepaid and other assets at December 31, 2017 compared to December 31, 2016 due to increases in spare parts held on hand and an increase in prepaid insurance.

The value of our plant equipment and buildings was higher at December 31, 2017 compared to December 31, 2016 primarily due to our plant expansion project which was substantially completed during our 2017 fiscal year, partially offset by regular depreciation of our assets. We had approximately $92,000 in construction in progress at December 31, 2017 primarily related to capital projects involving piping upgrades.

Our other assets were higher due to an increase in the undistributed income from our investment in RPMG, LLC, an affiliate of our ethanol and corn oil marketer. In addition, we continue to amortize certain utility rights associated with construction of the ethanol plant.

Current liabilities increased due to the current portion of long term debt assumed in 2017. This increase was offset by decreases in accounts payable at December 31, 2017 compared to December 31, 2016 primarily due to having fewer construction payables related to our expansion project since it was substantially completed during our 2017 fiscal year. We had a $30 million liability as of December 31, 2017 and 2016 related to the membership unit repurchase agreement. Our accrued expenses, primarily related to year-end bonus accruals, were comparable at December 31, 2017 and December 31, 2016.

We had more long-term liabilities at December 31, 2017 compared to December 31, 2016 due to borrowing we incurred related to our expansion project during our 2017 fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2017, we had $30 million available pursuant to our revolving loan and approximately $29.6 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months to continue our operations. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the fiscal years ended December 31, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$31,611,491	$40,386,461
Net cash (used in) investing activities	(29,672,565)	(14,246,581)
Net cash provided by (used in) financing activities	13,460,658	(32,227,915)
Cash at beginning of period	14,168,643	20,256,678
Cash at end of period	$29,568,227	$14,168,643

Cash Flow From Operations

Our operations generated less cash during our 2017 fiscal year compared to the same period of 2016 primarily due to decreased net income during the 2017 fiscal year offset by cash received in reduction of accounts receivable.

Cash Flow From Investing Activities

We used significantly more cash for capital expenditures during our 2017 fiscal year compared to our 2016 fiscal year due to our plant expansion project. This was offset by cash provided by our trading securities during our 2017 fiscal year when we did not renew a portion of our maturing short-term bonds.

Cash Flow From Financing Activities

Our financing activities provided cash during our 2017 fiscal year due to $30 million in loan proceeds we received during our 2017 fiscal year. Additionally, we used less cash for distributions to our members during our 2017 fiscal year compared to our 2016 fiscal year.

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

Cash Flow From Investing Activities

We used less cash for purchases of trading securities during our 2016 fiscal year compared to our 2015 fiscal year. We used more cash for equipment and construction purchases during our 2016 fiscal year compared to our 2015 fiscal year due to a number of capital projects which were ongoing during our 2016 fiscal year. During our 2016 fiscal year, our primary capital additions were additional corn storage capacity along with increased fermentation capacity. We also completed a steam letdown turbine during December 2016 which will allow us to reduce our electricity usage. During our 2015 fiscal year, our primary capital additions were ethanol load-out, storage and fermentation projects.

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

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal. Each loan is described below.

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we will be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of December 31, 2017, we had $30 million outstanding on the Term Loan.

Term Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at 310 basis points in excess of the 30-day London Interbank Offered Rate (LIBOR), 4.34% as of December 31, 2017. We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of December 31, 2017, we had $0 outstanding on our term revolving loan and $30,000,000 available to be drawn.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. We agreed to a debt service coverage ratio of 1:15 to 1:00 and minimum working capital covenant of $30 million.  We are permitted to pay distributions to our members up to 100% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants including compliance with the financial covenants.  Further, our maximum capital expenditure covenant was increased from $5 million to $10 million per year. As of December 31, 2017, we were in compliance with all of our debt covenants and financial ratios.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our contractual obligations and approximate commitments as of December 31, 2017:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Debt Obligations	$30,000,000	$6,000,000	$12,000,000	$12,000,000	$—
Operating Lease Obligations	5,062,000	1,269,000	2,254,000	1,539,000	—
Purchase Obligations	16,509,000	15,562,000	947,000	—	—
Total Contractual Cash Obligations	$51,571,000	$22,831,000	$15,201,000	$13,539,000	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we had no amounts outstanding on variable interest debt as of December 31, 2017. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of December 31, 2017, we had price protection in place for approximately 12% of our anticipated corn needs, 3% of our natural gas needs and 0% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	4,890,000	MMBTU	10%	$1,956,000
Ethanol	195,000,000	Gallons	10%	23,400,000
Corn	58,800,000	Bushels	10%	19,404,000

For comparison purposes, our sensitivity analysis for our 2016 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	3,900,000	MMBTU	10%	$1,365,000
Ethanol	141,500,000	Gallons	10%	21,250,000
Corn	47,200,000	Bushels	10%	15,576,000

Liability Risk

We participate, along with other plants in the industry, in a group captive insurance company (Captive). The Captive insures losses related to workman's compensation, commercial property and general liability. The Captive reinsures catastrophic losses for all participants, including the Company, in excess of predetermined amounts. Our premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. These premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We cannot be assessed over the amount in the collateral fund.

ITEM 8.        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
Homeland Energy Solutions, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC (the Company) as of December 31, 2017 and 2016, the related statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLC

We have served as the Company's auditor since 2010.

Des Moines, Iowa
March 2, 2018

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,568,227	$14,168,643
Trading securities	30,202,665	41,551,151
Accounts receivable	1,260,436	6,258,503
Derivative instruments	755,220	529,185
Inventory	15,983,934	11,619,564
Prepaid and other	2,875,753	2,708,029
Total current assets	80,646,235	76,835,075

PROPERTY AND EQUIPMENT
Land and improvements	22,790,957	22,539,788
Buildings	6,580,840	6,344,990
Equipment	209,543,737	166,657,213
Construction in progress	91,912	8,270,322
	239,007,446	203,812,313
Less accumulated depreciation	98,564,276	86,005,811
Total property and equipment	140,443,170	117,806,502

OTHER ASSETS
Utility rights, net of amortization of $1,455,605 and $1,319,217	852,424	988,812
Other assets	3,356,239	3,154,510
Total other assets	4,208,663	4,143,322

TOTAL ASSETS	$225,298,068	$198,784,899

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2017	December 31, 2016
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,380,120	$16,051,844
Due to former member	30,000,000	30,000,000
Accrued expenses	1,380,718	1,372,493
Current maturities of long term debt	6,000,000	—
Total current liabilities	49,760,838	47,424,337

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term revolving loan	23,936,683	—
Other liabilities	—	123,190
Total long-term liabilities	23,936,683	123,190

MEMBERS' EQUITY (64,585 units issued and outstanding)	151,600,547	151,237,372

TOTAL LIABILITIES AND MEMBERS' EQUITY	$225,298,068	$198,784,899

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015

Revenue	$256,525,281	$272,938,079	$269,970,953

Costs of goods sold	236,834,163	235,786,636	242,628,553

Gross profit	19,691,118	37,151,443	27,342,400

Selling, general and administrative expenses	3,525,736	3,736,798	3,618,821

Operating income	16,165,382	33,414,645	23,723,579

Other income (expense)
Interest expense	(318,288)	—	—
Interest income	88,558	10,641	9,322
Other income	896,698	1,059,177	778,382
Total other income (expense)	666,968	1,069,818	787,704

Net Income	$16,832,350	$34,484,463	$24,511,283

Basic & diluted net income per capital unit	$261	$534	$380

Distribution per capital unit	$255	$499	$362

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585	64,585

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2017, 2016 and 2015

Members'
Equity
Balance, December 31, 2014	$147,849,311
Distributions	(23,379,770)
Net Income	24,511,283
Balance, December 31, 2015	148,980,824
Distributions	(32,227,915)
Net Income	34,484,463
Balance, December 31, 2016	151,237,372
Distributions	(16,469,175)
Net Income	16,832,350
Balance, December 31, 2017	$151,600,547

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,832,350	$34,484,463	$24,511,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,707,225	11,386,606	10,697,083
Unrealized loss (gain) on risk management activities	(226,035)	176,364	599,148
Realized and unrealized (gain) on trading securities	(631,352)	(820,530)	(275,789)
Loss on disposal of property and equipment	4,082	—	—
Change in working capital components:
Accounts Receivable	4,998,067	(1,383,401)	(3,626,618)
Inventory	(4,364,370)	(3,966,415)	1,863,978
Prepaid expenses and other	(167,724)	(325,355)	(404,231)
Accounts payable, accrued expenses and other	2,459,248	834,729	(2,739,357)
Net cash provided by operating activities	31,611,491	40,386,461	30,625,497

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of trading securities	11,979,838	—	(8,234,031)
Payments for equipment and construction in progress	(41,450,674)	(14,635,099)	(10,969,318)
Decrease (increase) in other assets	(201,729)	388,518	(308,540)
Net cash (used in) investing activities	(29,672,565)	(14,246,581)	(19,511,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(16,469,175)	(32,227,915)	(23,379,770)
Payments for debt issuance costs	(70,167)	—	—
Proceeds from long-term borrowings	30,000,000	—	—
Net cash provided by (used in) financing activities	13,460,658	(32,227,915)	(23,379,770)

Net increase (decrease) in cash	15,399,584	(6,088,035)	(12,266,162)

Cash and Cash Equivalents - Beginning	14,168,643	20,256,678	32,522,840
Cash and Cash Equivalents - Ending	$29,568,227	$14,168,643	$20,256,678

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $427,079	$187,696	$—	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to property and equipment	$2,548,456	$8,701,393	$93,000
See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Notes to Financial Statements

1.	Nature of Business and Significant Accounting Policies

Nature of Business
Homeland Energy Solutions, LLC (an Iowa Limited Liability Company) is located near Lawler, Iowa and was organized to pool investors for a 100 million gallon ethanol plant with distribution throughout the United States. The Company has capacity to produce in excess of 190 million gallons annually and sells distillers dried grains and corn oil as byproducts of ethanol production.

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

At December 31, 2017, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $30,569,000 and fair value of $30,203,000. At December 31, 2016, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $41,863,000 and fair value of $41,551,000. For the fiscal years ended December 31, 2017, 2016, and 2015 the Company recorded interest, dividends and realized and unrealized gains and losses from these investments of approximately $553,000, $821,000, and $276,000 respectively.

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require a long-lived asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset group to the carrying value of the asset group. If the carrying value of the long-lived asset group in not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company has concluded that no impairment is necessary as of December 31, 2017 and 2016.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

At December 31, 2017, the Company anticipates the following amortization of utility rights for the years ended December 31:

2018	$136,000
2019	136,000
2020	136,000
2021	136,000
2022	136,000
Thereafter	172,000
Total amortization	$852,000

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the twelve months ended December 31, 2017, 2016 and 2015 would be approximately $186, $381, and $271, respectively.

Homeland Energy Solutions, LLC
Notes to Financial Statements

Operating Segment

The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment.

Environmental Liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2017, 2016, or 2015.

Fair Value
Financial instruments include cash and equivalents, trading securities, accounts receivable, derivative instruments, accounts payable, accrued expenses and long-term debt. The fair value of trading securities and derivative financial instruments is based on quoted market prices (see Note 8). The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments (Level 3). The fair value of long-term debt is estimated to approximate carrying value due to the short period of time held and the fixed rate approximating available market rates as of year-end (Level 3).

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the year ended December 31, 2017, ethanol sales averaged approximately 81% of total revenues, while approximately 14% of revenues were generated from the sale of distiller grains and 5% of revenues were generated from the sale of corn oil. For the year ended December 31, 2017, corn costs averaged approximately 76% of cost of goods sold.

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

Recent & Pending Accounting Pronouncements
The Company is currently evaluating the following new accounting pronouncements and their potential impact, if any, on our financial statements:

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. ASU 2016-18 must be applied using a retrospective transition method with early adoption permitted. The Company adopted this guidance in its financial statements as of January 1, 2017 with no material impact on the statement of cash flows for the period ended December 31, 2017.

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous

Homeland Energy Solutions, LLC
Notes to Financial Statements

GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company is currently evaluating the impact of its pending adoption of the new standard on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. Although early application as of the original date is permitted, the Company will adopt ASU No. 2014-09 and the related ASUs on January 1, 2018. The Company has evaluated the effect of this standard as well as its existing contracts with customers and it plans to use the modified retrospective method. Under the modified retrospective method, the Company will present revenue under the new method required by ASU No. 2014-09 beginning with first quarter 2018. The impact of this standard, other than disclosures, is expected to be minimal.

2.    INVENTORY

Inventory consisted of the following as of December 31, 2017 and 2016.

	2017	2016
Raw Materials	$10,692,802	$8,489,218
Work in Process	1,827,414	1,900,387
Finished Goods	3,463,718	1,229,959
Totals	$15,983,934	$11,619,564

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

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and accrues at a rate equal to the one month LIBOR plus 310 basis points, 4.34% on December 31, 2017. There was no balance outstanding on the term revolving loan and $30 million available to be drawn as of December 31, 2017.

Term Debt
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. Interest on the term loan is at a fixed rate of 4.79%. The Company is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. The long-term portion of the outstanding debt is presented net of unamortized debt issuance costs of $63,317 as of December 31, 2017.

Homeland Energy Solutions, LLC
Notes to Financial Statements

At December 31, 2017, the Company had the following debt maturities on the term loan for the twelve month periods ended December 31:

2018	$6,000,000
2019	6,000,000
2020	6,000,000
2021	6,000,000
2022	6,000,000
Total principal payments	$30,000,000

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of December 31, 2017.

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

Other Matters
The Company purchases corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2017, 2016 and 2015 from these companies and individuals totaled approximately $10,721,000, $10,892,000 and $5,977,000, respectively. Amounts due to those members was $3,207 and $0, as of December 31, 2017 and 2016, respectively.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers
The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of December 31, 2017, the Company had no commitments to sell any of its produced gallons of ethanol at fixed prices and 48 million gallons at basis price levels indexed against exchanges for delivery through March 31, 2018.

The Company has also entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2017, the Company had commitments to sell approximately 5.1 million pounds at various fixed and basis price levels indexed against exchanges for delivery throughout the first quarter of 2018.

Homeland Energy Solutions, LLC
Notes to Financial Statements

The Company also has an investment in RPMG, LLC, included in other assets, totaling approximately $2,330,000 and $2,302,000 as of December 31, 2017 and 2016.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires in April, 2018; no such written notice has been given. As of December 31, 2017, the Company had approximately 38,000 tons of distiller grains commitments for delivery through March 2018 at various fixed prices.

All above sales commitments are accounted for as normal sales, and accordingly, have not been marked to market.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Sales ethanol - RPMG	$207,344,000	$215,380,000	$201,978,000
Sales distiller grains	36,393,000	45,969,000	59,183,000
Sales corn oil - RPMG	12,789,000	11,589,000	8,810,000

Marketing fees ethanol - RPMG	$250,000	$187,000	$169,000
Marketing fees distiller grains	663,000	777,000	787,000
Marketing fees corn oil - RPMG	52,000	76,000	60,000

	2017	2016
Amount due from RPMG	$236,000	$4,717,000
Amount due from CHS	900,000	1,329,000

At December 31, 2017, the Company had approximately $9,646,000 in outstanding corn purchase commitments for bushels at various prices and approximately 5,770,000 bushels of unpriced corn purchase commitments through March 2019 accounted for under the normal purchase exclusion.

As of December 31, 2017, the Company had approximately 645,000 bushels with approximate market value of $2,129,000 of deferred corn. As of December 31, 2016, the Company had approximately 522,000 bushels with approximate market value of $1,809,000 of deferred corn.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next two years, accounted for under the normal purchase exclusion, which are anticipated to approximate the following for the years ending December 31:

2018	3,787,000
2019	947,000
Total anticipated commitments	$4,734,000

As of December 31, 2017, the Company had locked in place approximately 5,000 decatherms of natural gas at fixed prices through January 31, 2018. No fixed price natural gas was committed as of December 31, 2016.

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2017, 2016 and 2015 was approximately $1,577,000, $1,810,000 and $1,608,000.

Homeland Energy Solutions, LLC
Notes to Financial Statements

At December 31, 2017, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the years ended December 31:

2018	$1,269,000
2019	1,127,000
2020	1,127,000
2021	1,127,000
2022	412,000
Total lease commitments	$5,062,000

7.    EMPLOYEE BENEFIT PLANS

On January 1, 2016, the Company adopted a 401k retirement plan which provides retirement savings options for all eligible employees. Previously, the Company utilized a Simple IRA Adoption Agreement to provide retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2017, 2016 and 2015, the Company made matching contributions of approximately $274,000, $130,000 and $91,000, respectively.

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 65 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At December 31, 2017, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 10% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for years ended December 31, 2017, 2016, and 2015 and the fair value of derivatives as of December 31, 2017 and 2016:

Homeland Energy Solutions, LLC
Notes to Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2017.
	Cost of Goods Sold	$3,467,000	$317,000	$3,784,000
	Total	$3,467,000	$317,000	$3,784,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2016.
	Cost of Goods Sold	$4,626,000	$(443,000)	$4,183,000
	Total	$4,626,000	$(443,000)	$4,183,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2015.
	Cost of Goods Sold	$1,574,000	$394,000	$1,968,000
	Total	$1,574,000	$394,000	$1,968,000

	Balance Sheet Classification	December 31, 2017	December 31, 2016
Futures and option contracts
In gain position		$305,000	$78,000
In loss position		(7,000)	(59,000)
Cash held by broker		457,000	510,000
	Current Asset	$755,000	$529,000

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
Notes to Financial Statements

service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Trading Securities
December 31, 2017
Assets	$30,203,000	$30,203,000	$—	$—
December 31, 2016
Assets	$41,551,000	$41,551,000	—	—
Derivative financial instruments
December 31, 2017
Assets	$305,000	$305,000	$—	$—
Liabilities	(7,000)	(7,000)	—	—
December 31, 2016
Assets	$78,000	$78,000	$—	$—
Liabilities	(59,000)	(59,000)	—	—

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2017, 2016 and 2015 are as follows:

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$63,156,498	$71,505,612	$59,680,650	$62,182,521
Gross Profit	5,135,045	6,741,476	7,528,111	286,486
Operating Income (Loss)	3,840,725	6,008,641	6,721,339	(405,323)
Net Income (Loss)	4,154,127	6,227,065	6,797,340	(346,182)
Basic & diluted earnings per unit	$64	$96	$105	$(5)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$61,310,749	$70,146,120	$64,675,851	$76,805,359
Gross Profit	2,578,236	9,068,138	9,630,522	15,874,547
Operating Income	1,743,781	8,331,826	8,503,535	14,835,503
Net Income	2,473,366	8,741,240	8,671,364	14,598,493
Basic & diluted earnings per unit	$38	$135	$134	$226

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$61,670,033	$72,749,790	$67,305,573	$68,245,557
Gross Profit	2,906,247	9,225,176	9,223,725	5,987,252
Operating Income	1,961,974	8,299,991	8,435,936	5,025,678
Net Income	2,592,159	8,345,300	8,612,666	4,961,158
Basic & diluted earnings per unit	$40	$129	$133	$77

12. GROUP INSURANCE

The Company participates, along with other plants in the industry, in a group captive insurance company (Captive). The Captive insures losses related to workman's compensation, commercial property and general liability. The Captive reinsures catastrophic losses for all participants, including the Company, in excess of predetermined amounts. The Company's premiums are accrued by a charge to income for the period to which the premium relates and is remitted by the Company's insurer to the captive reinsurer. These premiums are structured such that the Company has made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company cannot be assessed over the amount in the collateral fund.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (the principal executive officer), James Broghammer, and our Chief Financial Officer (the principal financial and accounting officer), Beth Eiler. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud he effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of our 2017 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2018 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2017 fiscal year end on December 31, 2017. This proxy statement is referred to in this report as the 2018 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).

3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.	Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.5	Amended and Restated Operating Agreement dated April 4, 2013.	Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
3.6	First Amendment to Amended and Restated Operating Agreement dated December 19, 2013.	Exhibit 3.6 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
4.1	Form of Membership Unit Certificate.	Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.	Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 11, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.

10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.
10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.
10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.	Exhibit 10.26 to the registrant's Form 10-K filed with the Commission on February 21, 2012.
10.27	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 9, 2012.
10.28	Change in Control Agreement between David Finke and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.29	Change in Control Agreement between Stan Wubbena and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.30	Change in Control Agreement between Kevin Howes and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.

10.31	Membership Unit Repurchase Agreement between Homeland Energy Solutions, LLC and Steven Retterath dated June 13, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2013.
10.32	Seventh Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.32 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.33	First Amendment to Second Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.33 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.34	Eighth Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.35	Fourth Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.36	$15 Million Term Note between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.37	Termination Agreement between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC dated May 16, 2014	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014
10.38	Independent Contractor Agreement between Walter Wendland and Homeland Energy Solutions, LLC dated May 12, 2014.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on August 12, 2014
10.39	2015 Annual Cash Bonus Plan.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2015
10.40	Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated December 1, 2015.	Exhibit 10.40 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.41	Twelfth Amendment to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated December 7, 2015.	Exhibit 10.41 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.42	Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources, LLC dated effective June 1, 2016.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 14, 2016.
10.43	Equipment Purchase and Installation Agreement between ICM, Inc. and Homeland Energy Solutions, LLC dated December 29, 2016	Exhibit 10.43 to the registrant's Form 10-K filed with the Commission on March 3, 2017.
10.44	Amended and Restated Master Loan Agreement between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.45	Amended and Restated Second Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.46	Amended and Restated Term Revolving Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.47	Amended and Restated Fourth Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.

10.48	Term Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.49	Second Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated January 1, 2018.	X	Filed herewith.
14.1	Code of Ethics.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Homeland Energy Solutions, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2017 and 2016, (ii) Statements of Operations for the fiscal years ended December 31, 2017, 2016 and 2015, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2017, 2016 and 2015, (iv) Statement of Changes in Members' Equity, and (v) the Notes to Financial Statements.**

________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	March 2, 2018	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 2, 2018	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2018	/s/ Nick Bowdish
Nick Bowdish, Director

Date:	March 2, 2018	/s/ Patrick Boyle
Patrick Boyle, Vice Chairman and Director

Date:	March 2, 2018	/s/ Randy Bruess
Randy Bruess, Director

Date:	March 2, 2018	/s/ Steven Core
Steven Core, Chairman and Director

Date:	March 2, 2018	/s/ Mathew Driscoll
Mathew Driscoll, Secretary and Director

Date:	March 2, 2018	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	March 2, 2018	/s/ Maurice Hyde
Maurice Hyde, Director

Date:	March 2, 2018	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	March 2, 2018	/s/ Christine Marchand
Christine Marchand, Director