Form 10-Q
period 2018-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2018-05-16
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2018

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

As of May 15, 2018, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. Recently, a court ruled that the repurchase agreement was valid and enforceable. The Company's position is as of the closing date of the original agreement, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on the balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$25,551,107	$29,568,227
Trading securities	30,047,866	30,202,665
Accounts receivable	7,494,084	1,260,436
Inventory	16,794,987	15,983,934
Prepaid and other	2,936,985	2,875,753
Derivative instruments	873,540	755,220
Total current assets	83,698,569	80,646,235

PROPERTY AND EQUIPMENT
Land and improvements	22,848,729	22,790,957
Buildings	8,718,139	6,580,840
Equipment	207,585,717	209,543,737
Construction in progress	213,261	91,912
	239,365,846	239,007,446
Less accumulated depreciation	102,326,122	98,564,276
Total property and equipment	137,039,724	140,443,170

OTHER ASSETS
Utility rights, net of amortization of $1,489,703 and $1,455,605	818,326	852,424
Other assets	3,922,169	3,356,239
Total other assets	4,740,495	4,208,663

TOTAL ASSETS	$225,478,788	$225,298,068

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2018	December 31, 2017
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$7,927,144	$12,380,120
Due to former member	30,000,000	30,000,000
Accrued expenses	938,142	1,380,718
Current portion long term debt	6,000,000	6,000,000
Total current liabilities	44,865,286	49,760,838

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term note	23,940,201	23,936,683
Total long-term liabilities	23,940,201	23,936,683

MEMBERS' EQUITY (64,585 units issued and outstanding)	156,673,301	151,600,547

TOTAL LIABILITIES AND MEMBERS' EQUITY	$225,478,788	$225,298,068

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Revenue	$76,622,447	$63,156,498

Costs of goods sold	70,696,120	58,021,453

Gross profit	5,926,327	5,135,045

Selling, general and administrative expenses	745,073	1,294,320

Operating income	5,181,254	3,840,725

Other income (expense)
Interest (expense)	(362,768)	—
Interest income	2,703	762
Other income	251,565	312,640
Total other income (expense)	(108,500)	313,402

Net income	$5,072,754	$4,154,127

Basic & diluted net income per capital unit	$78.54	$64.32

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,072,754	$4,154,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,799,462	3,089,792
Unrealized (gain) loss on risk management activities	(118,320)	205,592
Unrealized (gain) loss on trading securities activities	154,799	(237,195)
Change in working capital components:
Accounts receivable	(6,233,648)	4,093,088
Inventory	(811,053)	(4,064,384)
Prepaid and other	(61,232)	137,384
Accounts payable and other accrued expenses	(2,457,535)	(1,841,963)
Net cash (used in) provided by operating activities	(654,773)	5,536,441

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(2,796,417)	(11,061,669)
(Increase) decrease in other assets	(565,930)	31,592
Net cash (used in) investing activities	(3,362,347)	(11,030,077)

Net decrease in cash and cash equivalents	(4,017,120)	(5,493,636)

Cash and Cash Equivalents - Beginning	29,568,227	14,168,643
Cash and Cash Equivalents - Ending	$25,551,107	$8,675,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$359,250	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to property and equipment	$110,439	$524,173

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	Nature of Business and Significant Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2017, contained in the Company's annual report on Form 10-K for 2017.

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

At March 31, 2018, trading securities consisted of corporate bonds, short term bond mutual funds and money market funds with an approximate cost of $30,731,000 and fair value of $30,048,000. At December 31, 2017, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $30,569,000 and fair value of $30,203,000. For the three months ended March 31, 2018, the Company recorded interest, dividend and net realized and unrealized gains and (losses) from these investments of approximately $155,000. During the same time period of 2017, the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $237,000.

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

Revenue and Cost Recognition
In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-9, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five-step method outlined in the ASU to all contracts with customers and elected the modified retrospective implementation method. The Company generally has a single performance obligation in its arrangements with customers. The Company believes for its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year. The implementation of the new standard does not have any material impact on the measurement or recognition of revenue of prior periods, however additional disclosures have been added in accordance with the ASU.

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

•	sales of ethanol;

•	sales of distiller grains;

•	sales of corn oil;

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The disaggregation of revenue according to product line, along with accounts receivable from contracts with customers, is as disclosed in Note 5.

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
Notes to Unaudited Financial Statements

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three months ended March 31, 2018 would be $56.09. Net income per unit for the three months ended March 31, 2017 would have been $45.93.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2018, ethanol sales averaged approximately 77% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 3% of revenues during this time period. For the three months ended March 31, 2018, corn costs averaged approximately 70% of cost of goods sold.

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

Recent & Pending Accounting Pronouncements
In February 2016, FASB issued ASU No. 2016-02 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company is currently evaluating the impact of its pending adoption of the new standard on the financial statements.

2.    INVENTORY

Inventory consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw Materials	$12,043,830	$10,692,802
Work in Process	2,364,263	1,827,414
Finished Goods	2,386,894	3,463,718
Totals	$16,794,987	$15,983,934

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank
On June 29, 2017, the Company amended and restated the Master Loan Agreement with Home Federal Savings Bank ("Home Federal"), amending the term revolving loan to provide funding to operate the plant and establishing a term loan to help fund the Company's $42 million expansion project. In return, the Company entered into agreements providing Home Federal a security interest in substantially all personal property located on Company property. The Company currently has two loans with Home Federal, a term revolving loan and a term loan.

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and accrues at a rate equal to the one month LIBOR plus 310 basis points, 4.79% on March 31, 2018. There was no balance outstanding on the term revolving loan and $30 million available to be drawn as of March 31, 2018 and December 31, 2017, respectively.

Term Debt
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. Interest on the term loan is at a fixed rate of 4.79%. The Company is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. The long-term portion of the outstanding debt is presented net of unamortized debt issuance costs of $59,799 and $63,317 as of March 31, 2018 and December 31, 2017, respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

At March 31, 2018, the Company had the following debt maturities on the term loan for the twelve month periods ended March 31:

2019	$6,000,000
2020	6,000,000
2021	6,000,000
2022	6,000,000
2023	6,000,000
Total principal payments	$30,000,000

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of March 31, 2018.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three months ended March 31, 2018 totaled approximately $1,187,000 and during the three months ended March 31, 2017 totaled approximately $4,422,000. There was approximately $3,000 due to these members at both March 31, 2018 and December 31, 2017.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of March 31, 2018, the Company had commitments to sell approximately 2,304,000 produced gallons of ethanol at various fixed prices and 43 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through June 30, 2018.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2018, the Company had commitments to sell approximately 7.8 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through July 31, 2018.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,406,000 as of March 31, 2018.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2018. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of March 31, 2018, the Company had approximately 43,000 tons of distiller grains sales commitments for delivery through June 2018 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three months ended March 31, 2018 and 2017 were approximately as follows:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Sales ethanol	$59,173,000	$50,722,000
Sales distiller grains	14,795,000	9,308,000
Sales corn oil	2,654,000	3,126,000

Marketing fees ethanol	$66,000	$61,000
Marketing fees distiller grains	206,000	194,000
Marketing fees corn oil	22,000	25,000

	As of March 31, 2018	As of December 31, 2017
Amount due from RPMG	$4,099,000	$236,000
Amount due from CHS	1,998,000	900,000

At March 31, 2018, the Company had approximately $17 million in outstanding priced corn purchase commitments for bushels at various prices and approximately 7,297,000 bushels of basis contracts through June 2019 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 12 months totaling approximately $3,787,000 accounted for under the normal purchase exclusion.

As of March 31, 2018, the Company had locked in place approximately 749,000 decatherms of natural gas at fixed prices through October 31, 2019 accounted for under the normal purchase exclusion. No fixed price natural gas was committed as of March 31, 2017.

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three months ended March 31, 2018 was approximately $374,000, and for the same period in 2017 was approximately $410,000.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

At March 31, 2018, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended March 31:

2019	$1,515,000
2020	1,515,000
2021	1,515,000
2022	1,515,000
2023	511,000
Total lease commitments	$6,571,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 63 million bushels of corn per year.  Over the next 12 months, the Company has hedged and anticipates hedging between 10% and 25% of its anticipated annual grind.  At March 31, 2018, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 11% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ending March 31, 2018 and 2017 and the fair value of derivatives as of March 31, 2018 and December 31, 2017:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended March 31, 2018	Cost of Goods Sold	$(1,142,000)	$(766,000)	$(1,908,000)

Commodity contracts for the
three months ended March 31, 2017	Cost of Goods Sold	$35,000	$(93,000)	$(58,000)

	Balance Sheet Classification	March 31, 2018	December 31, 2017
Futures contracts
In gain position		$47,000	$305,000
In loss position		(514,000)	(7,000)
Cash held by broker		1,341,000	457,000
	Current Asset	$874,000	$755,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of March 31, 2018
Trading securities, assets	$30,048,000	$30,048,000	$—	$—
Derivative financial instruments
Assets	$47,000	$47,000	$—	$—
Liabilities	(514,000)	(514,000)	—	—

As of December 31, 2017
Trading securities, assets	$30,203,000	$30,203,000	$—	$—
Derivative financial instruments
Assets	$305,000	$305,000	—	—
Liabilities	(7,000)	(7,000)	—	—

The Company's financial assets and liabilities not recorded at fair value, for which carrying value approximates fair value, consists of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Additionally, long term

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

debt, carried at book value of $30,000,000 at March 31, 2018, had an estimated fair value of $29,643,000, determined based on a discounted cash flows model. As of December 31, 2017, carrying value of long term debt approximated its fair value.

9.    LITIGATION MATTERS

Retterath

In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed various motions with the Iowa Court and was granted a stay regarding his obligation to perform the repurchase agreement while the court considered his post trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Homeland Energy Solutions, LLC (referred to herein as "we," "us," the "Company," or "Homeland") is an Iowa limited liability company. Homeland was formed on December 7, 2005 for the purpose of pooling investors for the development, construction and operation of a 100 million gallon per year ethanol plant located near Lawler, Iowa. We began producing ethanol and distiller grains at the plant in April 2009. We completed installation of corn oil extraction equipment and commenced selling corn oil during our fourth quarter of 2011. During our fourth quarter of 2017, we completed a plant expansion project. The ethanol plant is now capable of operating at a rate in excess of 190 million gallons of ethanol per year.

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenue	$76,622,447	100.0	$63,156,498	100.0

Costs of goods sold	70,696,120	92.3	58,021,453	91.9

Gross profit	5,926,327	7.7	5,135,045	8.1

Selling, general and administrative expenses	745,073	1.0	1,294,320	2.0

Operating income	5,181,254	6.8	3,840,725	6.1

Other income (expense)	(108,500)	(0.1)	313,402	0.5

Net income	$5,072,754	6.6	$4,154,127	6.6

Revenue

Our total revenue for our first quarter of 2018 was approximately 21% greater than our total revenue for our first quarter of 2017. Management attributes this increase in revenue with increased ethanol and distiller grains revenue, partially offset by lower corn oil revenue during the 2018 period.

For our first quarter of 2018, our total ethanol revenue was approximately 17% greater than our first quarter of 2017 due to increased ethanol production from our completed expansion partially offset by a decrease in the average price we received per gallon of ethanol sold during the 2018 period. The average price we received for our ethanol during our first quarter of 2018 was approximately 3% less than during our first quarter of 2017. Management attributes this decrease in ethanol prices with increased domestic supplies of ethanol. Management anticipates relatively stable ethanol prices for the rest of our 2018 fiscal year provided ethanol exports remain strong. Export demand is more volatile than domestic demand. If export demand decreases, it may result in excess ethanol in the United States market which could negatively impact prices.

We sold approximately 21% more gallons of ethanol during our first quarter of 2018 compared to the same period of 2017. Management attributes this increase in ethanol sales with increased plant production from our completed expansion. Management anticipates continuing to increase ethanol production as we work to optimize our expanded plant and seek operating efficiencies.

Our total distiller grains revenue was approximately 59% greater during our first quarter of 2018 compared to the same period of 2017, due primarily to increased market distiller grains prices. The average price we received for our dried distiller grains was approximately 41% greater during our first quarter of 2018 compared to the same period of 2017. We sell nearly all of our distiller grains in the dried form. Management attributes these higher distiller grains prices to increased export demand which offset the loss of the Chinese market during our 2017 fiscal year. Distiller grains are typically used as a feed substitute for corn. Management anticipates distiller grains will continue at their current levels unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand.

We sold approximately 13% more total tons of distiller grains during our first quarter of 2018 compared to the same period of 2017 due to increased overall production at the plant due to our completed expansion. Management anticipates distiller grains production will continue to increase as we continue to maximize production of our expanded plant.

Our total corn oil revenue was approximately 15% less for our first quarter of 2018 compared to the same period of 2017 due to lower average corn oil prices and decreased corn oil production during the 2018 period. We sold approximately 6% fewer pounds of corn oil during our first quarter of 2018 compared to the same period of 2017 primarily because of increased downtime for our corn oil extraction equipment. We anticipate our corn oil extraction equipment will run more reliably during the rest of our 2018 fiscal year which may increase our total corn oil production. The average price we received for our corn oil was approximately 10% less during our first quarter of 2018 compared to the same period of 2017. This decrease in corn oil prices occurred, in part, due to decreased corn oil demand from the biodiesel industry due to a reduction in the biodiesel use requirement in the Renewable Fuels Standard along with the loss of the biodiesel blenders' tax credit, both of which impacted biodiesel demand.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 22% more for our first quarter of 2018 compared to the same period of 2017. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 6% greater during our first quarter of 2018 compared to our first quarter of 2017 due to increased corn consumption, partially offset by decreased average corn costs per bushel. Our average cost per bushel of corn was approximately 1% less during our first quarter of 2018 compared to our first quarter of 2017 due to strong corn carryover and relatively stable corn demand. We processed approximately 7% more bushels of corn during our first quarter of 2018 compared to our first quarter of 2017 due to our increased total production at the ethanol plant partially offset by improved corn to ethanol conversion efficiency. Management anticipates continued lower corn prices due to the balance between corn supply and demand. However, our completed expansion could impact our local corn market in the future due to our increased corn demand, especially during times when the corn market is volatile.

We experienced increased natural gas prices during our first quarter of 2018 compared to the same period of 2017 primarily due to higher energy prices during the 2018 period along with increased natural gas consumption due to our completed expansion. During our first quarter of 2018, the average delivered price we paid per MMBtu of natural gas was approximately 4% greater compared to the same period of 2017. We used approximately 12% more MMBtu of natural gas during our first quarter of 2018 compared to our first quarter of 2017 due to increased production. Management anticipates natural gas prices will be lower in the summer months due to decreased natural gas usage for heating. However, if we experience another cold and long winter next year, it could result in higher natural gas prices during the winter months. Further, if a shortage of natural gas were to occur, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our first quarter of 2018, we had a realized loss of approximately $1,142,000 and an unrealized loss of approximately $766,000 related to our corn and natural gas derivative instruments. During our first quarter of 2017, we had a realized gain of approximately $35,000 and an unrealized loss of approximately $93,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 63 million bushels of corn per year following our expansion. As of March 31, 2018, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 11% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our first quarter of 2018 than our first quarter of 2017, due to decreased legal expenses from the Retterath trial during the 2018 period.

Other Income (Expense)

We had more interest expense during our first quarter of 2018 compared to the same period of 2017 due to borrowing we had outstanding for our completed expansion. We had less other income during our first quarter of 2018 compared to the same period of 2017 due to less undistributed income from investments in the current period.

Changes in Financial Condition for the Three Months Ended March 31, 2018.

Balance Sheet Data	March 31, 2018	December 31, 2017
Total current assets	$83,698,569	$80,646,235
Total property and equipment	137,039,724	140,443,170
Total other assets	4,740,495	4,208,663
Total Assets	$225,478,788	$225,298,068

Total current liabilities	$44,865,286	$49,760,838
Total long-term liabilities	23,940,201	23,936,683
Total members' equity	156,673,301	151,600,547
Total Liabilities and Members' Equity	$225,478,788	$225,298,068

We had less cash and cash equivalents as of March 31, 2018 compared to December 31, 2017. As of March 31, 2018, the value of our trading securities was lower compared to the trading securities we had at December 31, 2017 due to reductions in the value of the bonds we had as of March 31, 2018. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was greater at March 31, 2018 compared to December 31, 2017 due to the timing of our quarter end with respect to shipments of our ethanol and payments from our marketer. We had more inventory on hand at March 31, 2018 compared to December 31, 2017 due primarily to having more raw materials and work in process inventory at March 31, 2018 as a result of our increased production capacity which requires us to maintain additional raw materials on hand and increases the value of our work in process. We had more prepaid expenses at March 31, 2018 compared to December 31, 2017 due to prepaid annual dues. The value of our derivative instruments was greater at March 31, 2018 compared to December 31, 2017 due to more unrealized gains on our risk management positions at March 31, 2018.

Our net property and equipment was lower at March 31, 2018 compared to December 31, 2017 due to the net effect of capital expenditures we have been making at the ethanol plant offset by depreciation. The value of our other assets was greater at March 31, 2018 compared to December 31, 2017 due to an increased value of our investment in RPMG, our ethanol and corn oil marketer.

Our current liabilities were less at March 31, 2018 compared to December 31, 2017, primarily due to decreased accounts payable as of March 31, 2018. Our accounts payable was less at March 31, 2018 compared to December 31, 2017 due primarily to having less deferred corn payments at March 31, 2018. Our accrued expenses were lower at March 31, 2018 compared to December 31, 2017 due to payment of wages and performance bonuses accrued at December 31, 2017.

Our long-term liabilities were comparable at March 31, 2018 and December 31, 2017. Our first principal payment will be due on our term loan during our second fiscal quarter of 2018.

Liquidity and Capital Resources

Our primary sources of liquidity as of March 31, 2018 were cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2018, we had $30.0 million available pursuant to our revolving loan and approximately $25.6 million in cash and cash equivalents. We also had $30 million at March 31, 2018 of trading securities for the Retterath repurchase agreement. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months ended March 31, 2018 and 2017:

	2018	2017
Net cash (used in) provided by operating activities	$(654,773)	$5,536,441
Net cash (used in) investing activities	(3,362,347)	(11,030,077)
Net cash provided by (used in) financing activities	—	—
Cash at beginning of period	29,568,227	14,168,643
Cash and restricted cash at end of period	$25,551,107	$8,675,007

Cash Flow From Operations

Our operations provided less cash during our first three months of 2018 compared to the same period of 2017 primarily due to changes in working capital components, including accounts receivable, accounts payable and accrued expenses which decreased our cash during the 2018 period.

Cash Flow From Investing Activities

We used less cash for investing activities during our first three months of 2018 compared to the first three months of 2017 due to having more capital expenditures related to our plant expansion during the 2017 period.

Cash Flow From Financing Activities

There was no activity in our financing activities during either periods covered by this report.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). Each loan is described below.

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty or premium by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we will be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of March 31, 2018, we had $30 million outstanding on the Term Loan.

Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at 310 basis points in excess of the 30-day London Interbank Offered Rate (LIBOR). We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the

Revolving Loan payable on a quarterly basis. As of March 31, 2018, we had $0 outstanding on the Revolving Loan and $30 million available to be drawn. Interest accrued on the Revolving Loan as of March 31, 2018 at a rate of 4.79% per year.

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

As of March 31, 2018, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Revenue recognition

Revenue from the sale of the Company's products is recognized at the time control transfer to the customers. This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol and distiller grains are not specifically identifiable and as a result, revenue from the sale of ethanol and distiller grains is recorded based on the net selling price reported to the Company from the marketer.

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

As of March 31, 2018, we had price protection in place for approximately 14% of our anticipated corn needs, none of our natural gas needs and 1% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)*	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	4,970,000	MMBTU	10%	$(1,550,640)
Ethanol	190,000,000	Gallons	10%	(25,270,000)
Corn	56,000,000	Bushels	10%	(19,600,000)

For comparison purposes, our sensitivity analysis for our first quarter of 2017 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	4,920,000	MMBTU	10%	$(1,535,040)
Ethanol	155,000,000	Gallons	10%	(20,615,000)
Corn	52,000,000	Bushels	10%	(17,836,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), Beth Eiler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit. In November 2016, the Iowa Court ruled that our original claims against Mr. Retterath would proceed to trial in January 2017 as scheduled and that any other issues that remain following that trial would be litigated after a ruling is issued in the January 2017 trial. The trial was held in January 2017. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed motions with the Iowa Court to reconsider its ruling or alternatively award Mr. Retterath a new trial. Mr. Retterath also asked the Iowa Court to stay his obligation to perform the repurchase agreement until these motion are ruled on by the Iowa Court. The Iowa Court granted Mr. Retterath's stay while the court considered his post-trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling.

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

ITEM 1A. RISK FACTORS.

There has not been any material change to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
3.1	Third Amendment to Amended and Restated Operating Agreement*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 15, 2018	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2018	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)