Form 10-Q
period 2018-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2018-08-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2018

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

As of August 14, 2018, we had 90,445 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. Recently, a court ruled that the repurchase agreement was valid and enforceable. The Company's position is as of the closing date of the original agreement, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on the balance sheet. The 90,445 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$28,761,352	$29,568,227
Trading securities	30,106,899	30,202,665
Accounts receivable	6,155,015	1,260,436
Inventory	14,934,686	15,983,934
Prepaid and other	2,613,835	2,875,753
Derivative instruments	708,551	755,220
Total current assets	83,280,338	80,646,235

PROPERTY AND EQUIPMENT
Land and improvements	22,848,729	22,790,957
Buildings	8,718,139	6,580,840
Equipment	207,641,083	209,543,737
Construction in progress	2,239,350	91,912
	241,447,301	239,007,446
Less accumulated depreciation	106,039,111	98,564,276
Total property and equipment	135,408,190	140,443,170

OTHER ASSETS
Utility rights, net of amortization of $1,523,799 and $1,455,605	784,230	852,424
Other assets	3,929,243	3,356,239
Total other assets	4,713,473	4,208,663

TOTAL ASSETS	$223,402,001	$225,298,068

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	June 30, 2018	December 31, 2017
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$7,719,176	$12,380,120
Due to former member	30,000,000	30,000,000
Accrued expenses	1,053,520	1,380,718
Current portion long term debt	6,000,000	6,000,000
Total current liabilities	44,772,696	49,760,838

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term note	20,943,718	23,936,683
Total long-term liabilities	20,943,718	23,936,683

MEMBERS' EQUITY (64,585 units issued and outstanding)	157,685,587	151,600,547

TOTAL LIABILITIES AND MEMBERS' EQUITY	$223,402,001	$225,298,068

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$84,188,461	$71,505,612	$160,810,908	$134,662,110

Costs of goods sold	72,098,034	64,764,136	142,794,154	122,785,589

Gross profit	12,090,427	6,741,476	18,016,754	11,876,521

Selling, general and administrative expenses	1,102,757	732,835	1,847,830	2,027,155

Operating income	10,987,670	6,008,641	16,168,924	9,849,366

Other income (expense)
Interest (expense)	(361,170)	—	(723,938)	—
Interest income	3,747	26,370	6,450	27,132
Other income	69,789	192,054	321,354	504,694
Total other income (expense)	(287,634)	218,424	(396,134)	531,826

Net income	$10,700,036	$6,227,065	$15,772,790	$10,381,192

Basic & diluted net income per capital unit	$165.67	$96.42	$244.22	$160.74

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,585	64,585	64,585	64,585

Distribution per Unit	$150	$139	$150	$139

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,772,790	$10,381,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,550,064	6,179,306
Unrealized loss on risk management activities	46,669	243,638
Unrealized (gain) loss on trading securities activities	95,766	(463,238)
Change in working capital components:
Accounts receivable	(4,894,579)	3,268,119
Inventory	1,049,248	(893,199)
Prepaid and other	261,918	302,087
Accounts payable and other accrued expenses	(2,635,963)	(1,235,784)
Net cash provided by operating activities	17,245,913	17,782,121

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of trading securities	—	2,800,000
Payments for equipment and construction in progress	(4,792,034)	(13,497,375)
(Increase) decrease in other assets	(573,004)	28,678
Net cash (used in) investing activities	(5,365,038)	(10,668,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(9,687,750)	—
Proceeds from long-term borrowings	—	30,000,000
Payments on long-term borrowings	(3,000,000)	—
Net cash (used in) provided by financing activities	(12,687,750)	30,000,000

Net (decrease) increase in cash and cash equivalents	(806,875)	37,113,424

Cash and Cash Equivalents - Beginning	29,568,227	14,168,643
Cash and Cash Equivalents - Ending	$28,761,352	$51,282,067

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$840,645	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions declared but unpaid	$—	$8,977,315
Accounts payable issued for property and equipment additions	$196,277	$10,884,048

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

At June 30, 2018, trading securities consisted of short term bond mutual funds with an approximate cost of $30,905,000 and fair value of $30,107,000. At December 31, 2017, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $30,569,000 and fair value of $30,203,000. For the three and six months ended June 30, 2018, the Company recorded interest, dividend and net realized and unrealized gains and (losses) from these investments of approximately $59,000 and ($96,000), respectively. During the same time periods of 2017, the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $226,000 and $463,000, respectively.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Investments
The Company has a less than 20% investment interest in Renewable Products Marketing Group, LLC ("RPMG"). This investment is being accounted for under the equity method of accounting, as the company has significant influence, under which the Company's share of net income is recognized as income in the Company's statement of operations and added to the investment account. The investment balance is included in other assets and the income recognized as other income. The investment is evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

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

•	sales of ethanol;

•	sales of distiller grains; and

•	sales of corn oil;

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three and six months ended June 30, 2018 would be $118.30 and $174.39, respectively. Net income per unit for the three and six months ended June 30, 2017 would have been $68.85 and $114.78 respectively.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the six months ended June 30, 2018, ethanol sales averaged approximately 77% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 3% of revenues during this time period. For the six months ended June 30, 2018, corn costs averaged approximately 76% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw Materials	$9,426,630	$10,692,802
Work in Process	2,586,625	1,827,414
Finished Goods	2,921,431	3,463,718
Totals	$14,934,686	$15,983,934

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

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and accrues at a rate equal to the one month LIBOR plus 310 basis points, 5.10% on June 30, 2018. There was no balance outstanding on the term revolving loan and $30 million available to be drawn as of June 30, 2018 and December 31, 2017, respectively.

Term Debt
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. Interest on the term loan is at a fixed rate of 4.79%. The Company is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. The long-term portion of the outstanding debt is presented net of unamortized debt issuance costs of $56,282 and $63,317 as of June 30, 2018 and December 31, 2017, respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

At June 30, 2018, the Company had the following debt maturities on the term loan for the twelve month periods ended June 30:

2019	$6,000,000
2020	6,000,000
2021	6,000,000
2022	6,000,000
2023	3,000,000
Total principal payments	$27,000,000

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of June 30, 2018.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and six months ended June 30, 2018 totaled approximately $354,000 and $1,542,000, respectively, and during the three and six months ended June 30, 2017 totaled approximately $4,737,000 and $9,159,000, respectively. There were no amounts due to these members as of June 30, 2018 and $3,000 due to these members at December 31, 2017.

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS AND SUBSEQUENT EVENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of June 30, 2018, the Company had commitments to sell approximately 2,765,000 produced gallons of ethanol at various fixed prices and 43 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through September 30, 2018.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of June 30, 2018, the Company had commitments to sell approximately

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

11.3 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through December 31, 2018.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,417,000 and $2,330,000 as of June 30, 2018 and December 31, 2017, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2018. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of June 30, 2018, the Company had approximately 41,000 tons of distiller grains sales commitments for delivery through November 2018 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and six months ended June 30, 2018 and 2017 were approximately as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018	June 30, 2017	June 30, 2017
Sales ethanol	$63,999,000	$123,172,000	$58,806,000	$109,528,000
Sales distiller grains	16,855,000	31,650,000	9,075,000	18,383,000
Sales corn oil	3,335,000	5,989,000	3,624,000	6,750,000

Marketing fees ethanol	$66,000	$132,000	$61,000	$123,000
Marketing fees distiller grains	216,000	422,000	171,000	366,000
Marketing fees corn oil	28,000	50,000	27,000	52,000

	As of June 31, 2018	As of December 31, 2017
Amount due from RPMG	$3,861,000	$236,000
Amount due from CHS	1,797,000	900,000

At June 30, 2018, the Company had approximately $23,856,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 4,333,000 bushels of basis contracts through September 2019 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 12 months totaling approximately $10,606,000 accounted for under the normal purchase exclusion.

As of June 30, 2018, the Company had locked in place approximately 5,362,000 decatherms of natural gas at fixed prices through December 31, 2019 accounted for under the normal purchase exclusion. No fixed price natural gas was committed as of June 30, 2017.

Through the date of this filing, the Company has entered into construction agreements totaling approximately $8.6 million related to several improvement projects. The Company has incurred costs of approximately $1.2 million related to these projects through June 30, 2018. Total outstanding commitments under these agreements as of the filing date are $7.4 million. All of the projects are anticipated to be complete by December 31, 2018.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three and six months ended June 30, 2018 was approximately $379,000 and $753,000, respectively, and for the same periods in 2017 was approximately $371,000 and $781,000, respectively.

At June 30, 2018, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended June 30:

2019	$1,515,000
2020	1,515,000
2021	1,515,000
2022	1,515,000
2023	323,000
Total lease commitments	$6,383,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 63 million bushels of corn per year.  Over the next 12 months, the Company has hedged and anticipates hedging between 10% and 25% of its anticipated annual grind.  At June 30, 2018, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 13% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2018 and 2017 and the fair value of derivatives as of June 30, 2018 and December 31, 2017:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended June 30, 2018	Cost of Goods Sold	$737,000	$2,509,000	$3,246,000

Commodity contracts for the
three months ended June 30, 2017	Cost of Goods Sold	$221,000	$49,000	$270,000

Commodity contracts for the
six months ended June 30, 2018	Cost of Goods Sold	$(405,000)	$1,743,000	$1,338,000

Commodity contracts for the
six months ended July 30, 2017	Cost of Goods Sold	$255,000	$(43,000)	$212,000

	Balance Sheet Classification	June 30, 2018	December 31, 2017
Futures contracts
In gain position		$2,096,000	$305,000
In loss position		(53,000)	(7,000)
Cash (due to) held by broker		(1,334,000)	457,000
	Current Asset	$709,000	$755,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of June 30, 2018
Trading securities, assets	$30,107,000	$30,107,000	$—	$—
Derivative financial instruments
Assets	$2,096,000	$2,096,000	$—	$—
Liabilities	(53,000)	(53,000)	—	—

As of December 31, 2017
Trading securities, assets	$30,203,000	$30,203,000	$—	$—
Derivative financial instruments
Assets	$305,000	$305,000	—	—
Liabilities	(7,000)	(7,000)	—	—

The Company's financial assets and liabilities not recorded at fair value, for which carrying value approximates fair value, consists of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Additionally, fixed rate term debt, carried at book value of $27,000,000 at June 30, 2018, had an estimated fair value of approximately $26,652,000, determined based on a discounted cash flows model. As of December 31, 2017, carrying value of long term debt approximated its fair value.

9.    LITIGATION MATTERS

Retterath

In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed various motions with the Iowa Court and was granted a stay regarding his obligation to perform the repurchase agreement while the court considered his post trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling. Mr. Retterath is appealing the Iowa Court's decisions.

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

Results of Operations

Comparison of Fiscal Quarters Ended June 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenue	$84,188,461	100.0	$71,505,612	100.0

Costs of goods sold	72,098,034	85.6	64,764,136	90.6

Gross profit	12,090,427	14.4	6,741,476	9.4

Selling, general and administrative expenses	1,102,757	1.3	732,835	1.0

Operating income	10,987,670	13.1	6,008,641	8.4

Other income (expense)	(287,634)	(0.3)	218,424	0.3

Net income	$10,700,036	12.7	$6,227,065	8.7

Revenue

Our total revenue for our second quarter of 2018 was approximately 18% greater than our total revenue for our second quarter of 2017. Management attributes this increase in revenue with increased ethanol and distiller grains revenue, partially offset by lower corn oil revenue during the 2018 period.

For our second quarter of 2018, our total ethanol revenue was approximately 9% greater than our second quarter of 2017 due to increased ethanol gallons sold, partially offset by lower ethanol prices. The average price we received for our ethanol during our second quarter of 2018 was approximately 2% less than during our second quarter of 2017. Management attributes this decrease in ethanol prices with excess ethanol supply in the market which is not being met by domestic and export demand.

Management anticipates lower ethanol prices for the rest of our 2018 fiscal year unless we experience increased export demand. If export demand decreases, it may result in additional excess ethanol in the United States market which could negatively impact prices.

We sold approximately 11% more gallons of ethanol during our second quarter of 2018 compared to the same period of 2017. Management attributes this increase in ethanol sales with increased production at the ethanol plant due to our plant expansion project and further increases in plant production efficiency. Management anticipates continuing to increase ethanol production as we work to optimize our expanded plant and seek additional operating efficiencies.

Our total distiller grains revenue was approximately 86% greater during our second quarter of 2018 compared to the same period of 2017, due primarily to increased distiller grains prices and tons of distillers grains we sold. The average price we received for our dried distiller grains was approximately 66% greater during our second quarter of 2018 compared to the same period of 2017. We sell nearly all of our distiller grains in the dried form. Management attributes these higher distiller grains prices to increased export demand from countries other than China along with higher market corn prices. Distiller grains are typically used as a feed substitute for corn. Management anticipates distiller grains prices will remain at their current levels unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand.

We sold approximately 11% more total tons of distiller grains during our second quarter of 2018 compared to the same period of 2017 due to increased production of distiller grains due to our increased total production during the 2018 period. Management anticipates distiller grains production will continue to increase as we continue to maximize production of our expanded plant.

Our total corn oil revenue was approximately 8% less for our second quarter of 2018 compared to the same period of 2017 due to decreased corn oil prices during the 2018 period. We sold approximately 10% more pounds of corn oil during our second quarter of 2018 compared to the same period of 2017 primarily because of increased total production at the ethanol plant. The average price we received for our corn oil was approximately 16% less during our second quarter of 2018 compared to the same period of 2017. The decrease in corn oil prices occurred, in part, due to decreased corn oil demand from the biodiesel industry due to a reduction in the biodiesel use requirement in the Renewable Fuels Standard along with the loss of the biodiesel blenders' tax credit, both of which impacted biodiesel demand. In addition, increased market ethanol supplies result in corresponding increases in other co-products of the ethanol production process, including corn oil.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 11% greater for our second quarter of 2018 compared to the same period of 2017. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 23% greater during our second quarter of 2018 compared to our second quarter of 2017, due to greater market corn prices and significantly increased corn consumption due to our increased production. Our average cost per bushel of corn was approximately 6% higher during our second quarter of 2018 compared to our second quarter of 2017 due to increased corn prices from unfavorable weather conditions at the beginning of the growing season leading to concerns about the size and condition of the corn crop in the United States. We processed approximately 16% more bushels of corn during our second quarter of 2018 compared to our second quarter of 2017 due to increased production at the plant. Management anticipates corn prices to remain steady until the corn harvest due to the balance between corn supply and demand. However, if the corn crop is smaller than the market currently expects, it could lead to significantly higher corn prices during our third and fourth quarters of 2018.

Our total cost of goods sold related to natural gas was greater during our second quarter of 2018 compared to the same period of 2017 primarily due to increased natural gas consumption, partially offset by lower natural gas costs per MMBtu. During our second quarter of 2018, the average delivered price we paid per MMBtu of natural gas was approximately 8% less compared to the same period of 2017. We used approximately 19% more MMBtu of natural gas during our second quarter of 2018 compared to our second quarter of 2017 due to increased production. Management anticipates natural gas prices will be lower in the remaining summer months due to decreased natural gas usage for heating. However, if we experience another cold and long winter it could result in higher natural gas prices during the winter months. Further, if a shortage of natural gas were to occur, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our second quarter of 2018, we had a realized gain of approximately $737,000 and an unrealized gain of approximately $2,509,000 related to our corn and natural gas derivative instruments. During our second quarter of 2017, we had a realized gain of approximately $221,000 and an unrealized gain of approximately $49,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 63 million bushels of corn per year following our expansion. As of June 30, 2018, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 13% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our second quarter of 2018 than our second quarter of 2017, due to increased net income that results in higher bonus accruals, professional fees related to research and development studies and fees paid to organizations who promote the use of ethanol during the 2018 period.

Other Income (Expense)

We had more interest expense during our second quarter of 2018 compared to the same period of 2017 due to borrowing for our plant expansion project that occurred on June 30, 2017. Because the borrowing originated on the last day of the quarter in 2017, there was no interest expense in second quarter. We had less other income during our second quarter of 2018 compared to the same period of 2017 due to less income from our trading securities.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended June 30, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenue	$160,810,908	100.0	$134,662,110	100.0

Costs of goods sold	142,794,154	88.8	122,785,589	91.2

Gross profit	18,016,754	11.2	11,876,521	8.8

Selling, general and administrative expenses	1,847,830	1.1	2,027,155	1.5

Operating income	16,168,924	10.1	9,849,366	7.3

Other income (expense)	(396,134)	(0.2)	531,826	0.4

Net income	$15,772,790	9.8	$10,381,192	7.7

Revenue

Our total revenue for our six months ended June 30, 2018 was approximately 19% greater than our total revenue for our six months ended June 30, 2017. Management attributes this increase in revenue with increased ethanol and distiller grains revenue, partially offset by lower corn oil revenue during the 2018 period.

For our six months ended June 30, 2018, our total ethanol revenue was approximately 12% greater than our six months ended June 30, 2017 due to increased ethanol production from our completed expansion partially offset by a decrease in the average price we received per gallon of ethanol sold during the 2018 period. The average price we received for our ethanol during our six months ended June 30, 2018 was approximately 3% less than during our six months ended June 30, 2017. Management attributes this decrease in ethanol prices with increased domestic supply of ethanol.

We sold approximately 16% more gallons of ethanol during our six months ended June 30, 2018 compared to the same period of 2017. Management attributes this increase in ethanol sales with increased plant production from our completed expansion.

Our total distiller grains revenue was approximately 72% greater during our six months ended June 30, 2018 compared to the same period of 2017, primarily due to increased distiller grains prices. The average price we received for our dried distiller grains was approximately 53% greater during our six months ended June 30, 2018 compared to the same period of 2017. We sold approximately 12% more total tons of distiller grains during our six months ended June 30, 2018 compared to the same period of 2017 due to increased total production at the plant.

Our total corn oil revenue was approximately 11% less for our six months ended June 30, 2018 compared to the same period of 2017 due to decreased corn oil prices, partially offset by increased corn oil sales during the 2018 period. We sold approximately 2% more pounds of corn oil during our six months ended June 30, 2018 compared to the same period of 2017 primarily because of increased total production at the ethanol plant. The average price we received for our corn oil was approximately 13% less during our six months ended June 30, 2018 compared to the same period of 2017. This decrease in corn oil prices occurred, in part, due to decreased corn oil demand from the biodiesel industry due to a reduction in the biodiesel use requirement in the Renewable Fuels Standard along with the loss of the biodiesel blenders' tax credit, both of which impacted biodiesel demand.

Cost of Goods Sold

Our total cost of goods sold was approximately 16% more for our six months ended June 30, 2018 compared to the same period of 2017. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 14% greater during our six months ended June 30, 2018 compared to our six months ended June 30, 2017 due to higher corn prices and increased corn consumption. Our average cost per bushel of corn was approximately 2% more during our six months ended June 30, 2018 compared to our six months ended June 30, 2017 due to unfavorable weather conditions which impacted our corn supply area during the 2018 period. Wet and cold weather delayed planting and resulted in uncertainty about the corn crop in the area that supplies the plant. In addition, our increased corn consumption due to the plant expansion project may have resulted in higher market corn prices. We processed approximately 12% more bushels of corn during our six months ended June 30, 2018 compared to our six months ended June 30, 2017 due to increased production at the ethanol plant.

We experienced decreased natural gas prices during our six months ended June 30, 2018 compared to the same period of 2017 primarily due to ample natural gas supplies and relatively consistent demand. During our six months ended June 30, 2018, the average delivered price we paid per MMBtu of natural gas was approximately 2% less compared to the same period of 2017. We used approximately 16% more MMBtu of natural gas during six months ended June 30, 2018 compared to our six months ended June 30, 2017 due to increased production at the ethanol plant due to our plant expansion project.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our six months ended June 30, 2018, we had a realized loss of approximately $405,000 and an unrealized gain of approximately $1,743,000 related to our corn and natural gas derivative instruments. During our six months ended June 30, 2017, we had a realized gain of approximately $255,000 and an unrealized loss of approximately $43,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 63 million bushels of corn per year following our expansion.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during six months ended June 30, 2018 than our six months ended June 30, 2017, primarily due to fewer legal expenses in 2018 as compared to 2017.

Other Income (Expense)

We had more interest expense during our six months ended June 30, 2018 compared to the same period of 2017 due to the term loan that began June 30, 2017 and therefore had zero interest expense until third quarter of 2017. We had less other income during our six months ended June 30, 2018 compared to the same period of 2017 due to less income earned from our equity method investment in the 2018 period.

Changes in Financial Condition for the Six Months Ended June 30, 2018

Balance Sheet Data	June 30, 2018	December 31, 2017
Total current assets	$83,280,338	$80,646,235
Total property and equipment	135,408,190	140,443,170
Total other assets	4,713,473	4,208,663
Total Assets	$223,402,001	$225,298,068

Total current liabilities	$44,772,696	$49,760,838
Total long-term liabilities	20,943,718	23,936,683
Total members' equity	157,685,587	151,600,547
Total Liabilities and Members' Equity	$223,402,001	$225,298,068

We had less cash and cash equivalents as of June 30, 2018 compared to December 31, 2017 due to cash we used to pay member distributions and a principal payment on our term debt. As of June 30, 2018, the value of our trading securities was lower compared to the trading securities we had at December 31, 2017 due to market changes. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was greater at June 30, 2018 compared to December 31, 2017 due to the timing of our quarter end with respect to shipments of our ethanol and payments from our marketer. We had less inventory on hand at June 30, 2018 compared to December 31, 2017 primarily due to having less corn inventory at June 30, 2018. We had fewer prepaid expenses at June 30, 2018 compared to December 31, 2017 due to insurance premiums we pay one time per year. The value of our derivative instruments was less at June 30, 2018 compared to December 31, 2017 due to market changes in our derivative instruments at June 30, 2018.

Our net property and equipment was lower at June 30, 2018 compared to December 31, 2017 due to the net effect of capital expenditures we have been making at the ethanol plant offset by depreciation. The value of our other assets was greater at June 30, 2018 compared to December 31, 2017 due to an increased value of our investment in RPMG, our ethanol and corn oil marketer.

Our current liabilities were less at June 30, 2018 compared to December 31, 2017, primarily due to decreased accounts payable as of June 30, 2018. Our accounts payable was less at June 30, 2018 compared to December 31, 2017 due primarily to having less deferred corn payments at June 30, 2018. Our accrued expenses were lower at June 30, 2018 compared to December 31, 2017 due to payment of wages and performance bonuses accrued at December 31, 2017.

Our long-term liabilities were less at June 30, 2018 and December 31, 2017 due to the first payment we made on our term loan obligation.

Liquidity and Capital Resources

Our primary sources of liquidity as of June 30, 2018 were cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of June 30, 2018, we had $30.0 million available pursuant to our revolving loan and approximately $28.8 million in cash and cash equivalents. We also had $30 million at June 30, 2018 of trading securities for the Retterath repurchase agreement. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the six months ended June 30, 2018 and 2017:

	2018	2017
Net cash provided by operating activities	$17,245,913	$17,782,121
Net cash (used in) investing activities	(5,365,038)	(10,668,697)
Net cash (used in) provided by financing activities	(12,687,750)	30,000,000
Cash at beginning of period	29,568,227	14,168,643
Cash and cash equivalents at end of period	$28,761,352	$51,282,067

Cash Flow From Operations

Our operations provided slightly less cash during our first six months of 2018 compared to the same period of 2017 from increased net income which was offest by changes in accounts receivable during the 2018 period.

Cash Flow From Investing Activities

We used less cash for investing activities during our first six months of 2018 compared to the first six months of 2017 due to having more capital expenditures related to our plant expansion during the 2017 period.

Cash Flow From Financing Activities

We used cash for financing activities during our first six months of 2018 for distributions paid to our members and our first payment on our term loan during the 2018 period. During our first six months of 2017, cash was provided from advances on our term loan.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). Each loan is described below.

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty or premium by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we may be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of June 30, 2018, we had approximately $27 million outstanding on the Term Loan.

Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at 310 basis points in excess of the 30-day London Interbank Offered Rate (LIBOR). We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of June 30, 2018, we had $0 outstanding on the Revolving Loan and $30 million available to be drawn. Interest accrued on the Revolving Loan as of June 30, 2018 at a rate of 5.10% per year.

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

As of June 30, 2018, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of June 30, 2018, we had price protection in place for approximately 13% of our anticipated corn needs, 70% of our natural gas needs and 1% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	1,200,000	MMBTU	10%	$(350,400)
Ethanol	190,000,000	Gallons	10%	(25,650,000)
Corn	54,000,000	Bushels	10%	(18,900,000)

For comparison purposes, our sensitivity analysis for our second quarter of 2017 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	4,520,000	MMBTU	10%	$(1,410,240)
Ethanol	172,500,000	Gallons	10%	(22,942,500)
Corn	56,000,000	Bushels	10%	(19,208,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), Beth Eiler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit. In November 2016, the Iowa Court ruled that our original claims against Mr. Retterath would proceed to trial in January 2017 as scheduled and that any other issues that remain following that trial would be litigated after a ruling is issued in the January 2017 trial. The trial was held in January 2017. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed motions with the Iowa Court to reconsider its ruling or alternatively award Mr. Retterath a new trial. Mr. Retterath also asked the Iowa Court to stay his obligation to perform the repurchase agreement until these motion are ruled on by the Iowa Court. The Iowa Court granted Mr. Retterath's stay while the court considered his post-trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling. Mr. Retterath filed an appeal of the Iowa Court's decision which is pending.

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

ITEM 1A. RISK FACTORS.

The risk factors below should be read in conjunction with the risk factors previously discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Failures Of Our Information Technology Infrastructure Could Have A Material Adverse Effect On Operations.  We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.

A Cyber Attack Or Other Information Security Breach Could Have A Material Adverse Effect On Our Operations and Result In Financial Losses. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

Government Policies And Regulations, Particularly Those Affecting The Agricultural Sector And Related Industries, Could Adversely Affect Our Operations And Profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. In April of 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	August 14, 2018	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2018	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)