Form 10-Q
period 2018-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2018-11-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of November 14, 2018, we had 90,420 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. Recently, a court ruled that the repurchase agreement was valid and enforceable. The Company's position is as of the closing date of the original agreement, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on the balance sheet. The 90,420 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$35,356,847	$29,568,227
Trading securities	30,233,869	30,202,665
Accounts receivable	6,881,330	1,260,436
Inventory	13,138,570	15,983,934
Prepaid and other	2,740,306	2,875,753
Derivative instruments	1,356,247	755,220
Total current assets	89,707,169	80,646,235

PROPERTY AND EQUIPMENT
Land and improvements	23,169,342	22,790,957
Buildings	8,718,139	6,580,840
Equipment	207,935,837	209,543,737
Construction in progress	4,840,757	91,912
	244,664,075	239,007,446
Less accumulated depreciation	109,790,414	98,564,276
Total property and equipment	134,873,661	140,443,170

OTHER ASSETS
Utility rights, net of amortization of $1,557,896 and $1,455,605	750,133	852,424
Other assets	4,007,483	3,356,239
Total other assets	4,757,616	4,208,663

TOTAL ASSETS	$229,338,446	$225,298,068

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	September 30, 2018	December 31, 2017
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$7,046,333	$12,380,120
Due to former member	30,000,000	30,000,000
Accrued expenses	1,320,223	1,380,718
Current portion long term debt	6,000,000	6,000,000
Total current liabilities	44,366,556	49,760,838

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABILITIES
Term note	20,947,236	23,936,683
Total long-term liabilities	20,947,236	23,936,683

MEMBERS' EQUITY (units issued and outstanding: 64,560 at September 30, 2018 and 64,585 at December 31, 2018)	164,024,654	151,600,547

TOTAL LIABILITIES AND MEMBERS' EQUITY	$229,338,446	$225,298,068

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$77,391,884	$59,680,650	$238,202,792	$194,342,760

Costs of goods sold	69,955,591	52,152,539	212,749,745	174,938,128

Gross profit	7,436,293	7,528,111	25,453,047	19,404,632

Selling, general and administrative expenses	895,382	806,772	2,743,212	2,833,927

Operating income	6,540,911	6,721,339	22,709,835	16,570,705

Other income (expense)
Interest (expense)	(337,620)	(112,806)	(1,061,558)	(112,806)
Interest income	3,865	42,358	10,315	69,490
Other income	196,911	146,449	518,265	651,143
Total other income (expense)	(136,844)	76,001	(532,978)	607,827

Net income	$6,404,067	$6,797,340	$22,176,857	$17,178,532

Basic & diluted net income per capital unit	$99.18	$105.25	$343.40	$265.98

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,573	64,585	64,581	64,585

Distribution per Unit	$—	$139	$150	$139

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,176,857	$17,178,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,338,982	9,131,947
Unrealized gain on risk management activities	(601,027)	(7,302)
Unrealized gain on trading securities activities	(31,204)	(628,103)
Change in working capital components:
Accounts receivable	(5,620,894)	5,701,125
Inventory	2,845,364	(2,284,175)
Prepaid and other	135,447	226,186
Accounts payable and other accrued expenses	(2,924,112)	(3,153,642)
Net cash provided by operating activities	27,319,413	26,164,568

CASH FLOWS FROM INVESTING ACTIVITIES
Redemptions of trading securities	—	7,300,000
Payments for equipment and construction in progress	(8,126,799)	(29,392,241)
Decrease in other assets	(651,244)	(14,904)
Net cash (used in) investing activities	(8,778,043)	(22,107,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(9,687,750)	(8,977,315)
Proceeds from long-term borrowings	—	30,000,000
Payments on long-term borrowings	(3,000,000)	—
Repurchase of Membership Units	(65,000)	—
Net cash (used in) provided by financing activities	(12,752,750)	21,022,685

Net increase in cash and cash equivalents	5,788,620	25,080,108

Cash and Cash Equivalents - Beginning	29,568,227	14,168,643
Cash and Cash Equivalents - Ending	$35,356,847	$39,248,751

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,066,973	$251,475
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable issued for property and equipment additions	$78,286	$2,495,574

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

At September 30, 2018, trading securities consisted of short term bond mutual funds with an approximate cost of $31,091,000 and fair value of $30,234,000. At December 31, 2017, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $30,569,000 and fair value of $30,203,000. For the three and nine months ended September 30, 2018, the Company recorded interest, dividend and net realized and unrealized gains from these investments of approximately $127,000 and $31,000, respectively. During the same time periods of 2017, the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $165,000 and $628,000, respectively.

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three and nine months ended September 30, 2018 would be $70.82 and $245.21, respectively. Net income per unit for the three and nine months ended September 30, 2017 would have been $72.58 and $187.36 respectively.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the nine months ended September 30, 2018, ethanol sales averaged approximately 76% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 4% of revenues during this time period. For the nine months ended September 30, 2018, corn costs averaged approximately 76% of cost of goods sold.

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

Recent & Pending Accounting Pronouncements
In February 2016, FASB issued ASU No. 2016-02 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company expects that upon adoption of this accounting standard, right of use assets and lease obligations recognized on the balance sheet will be material.

In August 2018, FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 changes some of the disclosure requirements related to fair value measurements related to the Level 1, 2 and 3 investments. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company is currently evaluating the impact of its pending adoption of the new standard on the financial statement.

2.    INVENTORY

Inventory consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw Materials	$8,219,755	$10,692,802
Work in Process	2,114,312	1,827,414
Finished Goods	2,804,503	3,463,718
Totals	$13,138,570	$15,983,934

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

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and accrues at a rate equal to the one month LIBOR plus 310 basis points, 5.21% on September 30, 2018. There was no balance outstanding on the term revolving loan and $30 million available to be drawn as of September 30, 2018 and December 31, 2017, respectively.

Term Debt
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. Interest on the term loan is at a fixed rate of 4.79%. The Company

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. The long-term portion of the outstanding debt is presented net of unamortized debt issuance costs of $52,764 and $63,317 as of September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, the Company had the following debt maturities on the term loan for the twelve month periods ended September 30:

2019	$6,000,000
2020	6,000,000
2021	6,000,000
2022	6,000,000
2023	3,000,000
Total principal payments	$27,000,000

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of September 30, 2018.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and nine months ended September 30, 2018 totaled approximately $1,364,000 and $2,902,000, respectively, and during the three and nine months ended September 30, 2017 totaled approximately $1,019,000 and $10,178,000, respectively. There was approximately $119,000 and $3,000 due to these members at September 30, 2018 and December 31, 2017, respectively.

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS AND SUBSEQUENT EVENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of September 30, 2018, the Company had no commitments to sell ethanol

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

at fixed prices and 43 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through December 31, 2018.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of September 30, 2018, the Company had commitments to sell approximately 2.4 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through December 31, 2018.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,487,000 and $2,330,000 as of September 30, 2018 and December 31, 2017, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2018. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of September 30, 2018, the Company had approximately 47,000 tons of distiller grains sales commitments for delivery through March 2019 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and nine months ended September 30, 2018 and 2017 were approximately as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017
Sales ethanol	$58,473,000	$181,645,000	$48,783,000	$158,311,000
Sales distiller grains	15,662,000	47,312,000	7,869,000	26,253,000
Sales corn oil	3,257,000	9,246,000	3,028,000	9,779,000

Marketing fees ethanol	$66,000	$198,000	$61,000	$184,000
Marketing fees distiller grains	225,000	647,000	124,000	490,000
Marketing fees corn oil	26,000	76,000	22,000	74,000

	As of September 30, 2018	As of December 31, 2017
Amount due from RPMG	$5,052,000	$236,000
Amount due from CHS	1,830,000	900,000

At September 30, 2018, the Company had approximately $16,054,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 4,825,000 bushels of basis contracts through April 2020 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 12 months totaling approximately $13,090,000 accounted for under the normal purchase exclusion.

As of September 30, 2018, the Company had locked in place approximately 4,982,000 decatherms of natural gas at fixed prices through December 31, 2019 accounted for under the normal purchase exclusion. No fixed price natural gas was committed as of September 30, 2017.

Through the date of this filing, the Company has entered into construction agreements totaling approximately $8.9 million related to several improvement projects. The Company has incurred costs of approximately $4.6 million related to these projects through September 30, 2018. Total outstanding commitments under these agreements as of the filing date are $4.3 million. All of the projects are anticipated to be complete by January 30, 2019.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense incurred for the operating leases during the three and nine months ended September 30, 2018 was approximately $371,000 and $1,124,000, respectively, and for the same periods in 2017 was approximately $369,000 and $1,150,000, respectively.

At September 30, 2018, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month periods ended September 30:

2019	$1,761,000
2020	1,789,000
2021	1,789,000
2022	1,356,000
2023	438,000
Thereafter	259,000
Total lease commitments	$7,392,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 67 million bushels of corn per year.  Over the next 12 months, the Company has hedged and anticipates hedging between 10% and 25% of its anticipated annual grind.  At September 30, 2018, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 9% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2018 and 2017 and the fair value of derivatives as of September 30, 2018 and December 31, 2017:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain	Change In Unrealized Gain (Loss)	Total Gain
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended September 30, 2018	Cost of Goods Sold	$2,811,000	$(842,000)	$1,969,000

Commodity contracts for the
three months ended September 30, 2017	Cost of Goods Sold	$2,278,000	$318,000	$2,596,000

Commodity contracts for the
nine months ended September 30, 2018	Cost of Goods Sold	$2,406,000	$901,000	$3,307,000

Commodity contracts for the
nine months ended September 30, 2017	Cost of Goods Sold	$2,534,000	$236,000	$2,770,000

	Balance Sheet Classification	September 30, 2018	December 31, 2017
Futures contracts
In gain position		$1,208,000	$305,000
In loss position		(8,000)	(7,000)
Cash held by broker		156,000	457,000
	Current Asset	$1,356,000	$755,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of September 30, 2018
Trading securities, assets	$30,234,000	$30,234,000	$—	$—
Derivative financial instruments
Assets	$1,208,000	$1,208,000	$—	$—
Liabilities	(8,000)	(8,000)	—	—

As of December 31, 2017
Trading securities, assets	$30,203,000	$30,203,000	$—	$—
Derivative financial instruments
Assets	$305,000	$305,000	—	—
Liabilities	(7,000)	(7,000)	—	—

The Company's financial assets and liabilities not recorded at fair value, for which carrying value approximates fair value, consists of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Additionally, fixed rate term debt, carried at book value of $27,000,000 at September 30, 2018, had an estimated fair value of approximately $26,372,000, determined based on a discounted cash flows model. As of December 31, 2017, carrying value of long term debt approximated its fair value.

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

GS Cleantech Corporation

On August 9, 2013, GS Cleantech Corporation (GS Cleantech), a subsidiary of Greenshift Corporation, filed a complaint against the Company alleging that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The Company filed a motion for summary judgment which was granted by the Court. GS Cleantech is appealing this decision.

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

Results of Operations

Comparison of Fiscal Quarters Ended September 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenue	$77,391,884	100.0	$59,680,650	100.0

Costs of goods sold	69,955,591	90.4	52,152,539	87.4

Gross profit	7,436,293	9.6	7,528,111	12.6

Selling, general and administrative expenses	895,382	1.2	806,772	1.4

Operating income	6,540,911	8.5	6,721,339	11.3

Other income (expense)	(136,844)	(0.2)	76,001	0.1

Net income	$6,404,067	8.3	$6,797,340	11.4

Revenue

Our total revenue for our third quarter of 2018 was approximately 30% greater than our total revenue for our third quarter of 2017. Management attributes this increase in revenue with increased production at the ethanol plant due to our plant expansion project during the 2018 period.

For our third quarter of 2018, our total ethanol revenue was approximately 20% greater than our third quarter of 2017 due to increased ethanol gallons sold, partially offset by lower ethanol prices. The average price we received for our ethanol during our third quarter of 2018 was approximately 9% less than during our third quarter of 2017. Management attributes this decrease in ethanol prices with excess ethanol supply in the market which is not being met by domestic and export demand.

Management anticipates ethanol prices to remain lower for the rest of our 2018 fiscal year and into our 2019 fiscal year unless we experience increased export demand. If export demand decreases, it may result in additional excess ethanol in the United States market which could negatively impact prices.

We sold approximately 32% more gallons of ethanol during our third quarter of 2018 compared to the same period of 2017. Management attributes this increase in ethanol sales with increased production at the ethanol plant due to our plant expansion project and further increases in plant production efficiency. Management anticipates additional increases in ethanol production as we work to optimize our expanded plant and seek additional operating efficiencies.

Our total distiller grains revenue was approximately 99% greater during our third quarter of 2018 compared to the same period of 2017, due primarily to increased distiller grains prices and tons of distillers grains we sold. The average price we received for our dried distiller grains was approximately 35% greater during our third quarter of 2018 compared to the same period of 2017. We sell nearly all of our distiller grains in the dried form. Management attributes these higher distiller grains prices to increased export demand from countries other than China along with higher market corn prices. Distiller grains are typically used as a feed substitute for corn. Management anticipates distiller grains prices will remain at their current levels unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand.

We sold approximately 47% more total tons of distiller grains during our third quarter of 2018 compared to the same period of 2017 due to increased production of distiller grains due to our increased total production during the 2018 period. Our increase in distillers grains production was greater than our increased ethanol production due to reduced corn oil production. As we extract less corn oil from our distillers grains, it results in additional tons of distillers grains production. Management anticipates distiller grains production will continue to increase as we continue to maximize production of our expanded plant.

Our total corn oil revenue was approximately 8% greater for our third quarter of 2018 compared to the same period of 2017 due to increased corn oil sales partially offset by lower corn oil prices during the 2018 period. We sold approximately 25% more pounds of corn oil during our third quarter of 2018 compared to the same period of 2017 primarily because of increased total production at the ethanol plant. The average price we received for our corn oil was approximately 13% less during our third quarter of 2018 compared to the same period of 2017. The decrease in corn oil prices occurred, in part, due to decreased corn oil demand from the biodiesel industry due to a reduction in the biodiesel use requirement in the Renewable Fuels Standard along with the loss of the biodiesel blenders' tax credit, both of which impacted biodiesel demand. In addition, increased market ethanol supplies result in corresponding increases in other co-products of the ethanol production process, including corn oil.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 34% greater for our third quarter of 2018 compared to the same period of 2017. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 33% greater during our third quarter of 2018 compared to our third quarter of 2017, due to significantly increased corn consumption due to our increased production. Our average cost per bushel of corn was approximately 4% lower during our third quarter of 2018 compared to our third quarter of 2017 due to decreased corn prices as the corn market declined slightly. We processed approximately 38% more bushels of corn during our third quarter of 2018 compared to our third quarter of 2017 due to increased production at the plant. Management anticipates corn prices to continue to be volatile due to a late harvest which has impacted corn markets near the ethanol plant. The impact of the late corn harvest may negatively impact corn prices into our 2019 fiscal year.

Our total cost of goods sold related to natural gas was greater during our third quarter of 2018 compared to the same period of 2017 primarily due to increased natural gas consumption partially offset by decreased natural gas costs per MMBtu. During our third quarter of 2018, the average delivered price we paid per MMBtu of natural gas was approximately 3% less compared to the same period of 2017. We used approximately 37% more MMBtu of natural gas during our third quarter of 2018 compared to our third quarter of 2017 due to increased production. Management anticipates natural gas prices will be higher in the remaining months of our 2018 fiscal year due to increased natural gas usage for heating. In an effort to offset the risk of such increases, the Company has locked in pricing for approximately 85% if its anticipated natural gas needs through the end of 2019. Further, if a shortage of natural gas were to occur, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our third quarter of 2018, we had a realized gain of approximately $2.8 million and an unrealized loss of approximately $842,000 related to our corn and natural gas derivative instruments. During our third quarter of 2017, we had a realized gain of approximately $2,278,000 and an unrealized gain of approximately $318,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 67 million bushels of corn per year following our expansion. As of September 30, 2018, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 9% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our third quarter of 2018 than our third quarter of 2017, due to increased wages and benefits due to our expansion project which required us to add additional employees along with increased net income that results in higher bonus accruals. Additionally, professional fees related to research and development studies and fees paid to organizations who promote the use of ethanol increased expense during the 2018 period.

Other Income (Expense)

We had more interest expense during our third quarter of 2018 compared to the same period of 2017 due to borrowing on our credit facilities related to our expansion project. During the 2017 period we were capitalizing the interest on our expansion project until the project was completed. We had more other income during our third quarter of 2018 compared to the same period of 2017 due to more income earned from our equity method investment in the 2018 period.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended September 30, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenue	$238,202,792	100.0	$194,342,760	100.0

Costs of goods sold	212,749,745	89.3	174,938,128	90.0

Gross profit	25,453,047	10.7	19,404,632	10.0

Selling, general and administrative expenses	2,743,212	1.2	2,833,927	1.5

Operating income	22,709,835	9.5	16,570,705	8.5

Other income (expense)	(532,978)	(0.2)	607,827	0.3

Net income	$22,176,857	9.3	$17,178,532	8.8

Revenue

Our total revenue for our nine months ended September 30, 2018 was approximately 23% greater than our total revenue for our nine months ended September 30, 2017. Management attributes this increase in revenue with increased ethanol and distiller grains revenue, partially offset by lower corn oil revenue during the 2018 period.

For our nine months ended September 30, 2018, our total ethanol revenue was approximately 15% greater than our nine months ended September 30, 2017 due to increased ethanol production from our completed expansion partially offset by a decrease in the average price we received per gallon of ethanol sold during the 2018 period. The average price we received for our ethanol during our nine months ended September 30, 2018 was approximately 4% less than during our nine months ended September 30, 2017. Management attributes this decrease in ethanol prices with an increased domestic supply of ethanol.

We sold approximately 21% more gallons of ethanol during our nine months ended September 30, 2018 compared to the same period of 2017. Management attributes this increase in ethanol sales with increased plant production from our completed expansion.

Our total distiller grains revenue was approximately 80% greater during our nine months ended September 30, 2018 compared to the same period of 2017, primarily due to increased distiller grains prices. The average price we received for our dried distiller grains was approximately 47% greater during our nine months ended September 30, 2018 compared to the same period of 2017. We sold approximately 22% more total tons of distiller grains during our nine months ended September 30, 2018 compared to the same period of 2017 due to increased total production at the plant.

Our total corn oil revenue was approximately 5% less for our nine months ended September 30, 2018 compared to the same period of 2017 due to decreased corn oil prices. We sold approximately 9% more pounds of corn oil during our nine months ended September 30, 2018 compared to the same period of 2017 primarily because of increased total production at the ethanol plant. The average price we received for our corn oil was approximately 13% less during our nine months ended September 30, 2018 compared to the same period of 2017. This decrease in corn oil prices occurred, in part, due to decreased corn oil demand from the biodiesel industry due to a reduction in the biodiesel use requirement in the Renewable Fuels Standard along with the loss of the biodiesel blenders' tax credit, both of which impacted biodiesel demand.

Cost of Goods Sold

Our total cost of goods sold was approximately 22% more for our nine months ended September 30, 2018 compared to the same period of 2017. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 20% greater during our nine months ended September 30, 2018 compared to our nine months ended September 30, 2017 due to increased corn consumption during the 2018 period due to our plant expansion. Our average cost per bushel of corn during our nine months ended September 30, 2018 was comparable to our nine months ended September 30, 2017. We processed approximately 20% more bushels of corn during our nine months ended September 30, 2018 compared to our nine months ended September 30, 2017 due to increased production at the ethanol plant.

We experienced decreased natural gas prices during our nine months ended September 30, 2018 compared to the same period of 2017 primarily due to fluctuations in the natural gas market. During our nine months ended September 30, 2018, the average delivered price we paid per MMBtu of natural gas was approximately 3% less compared to the same period of 2017. We used approximately 22% more MMBtu of natural gas during nine months ended September 30, 2018 compared to our nine months ended September 30, 2017 due to increased production at the ethanol plant due to our plant expansion project.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our nine months ended September 30, 2018, we had a realized gain of approximately $2,406,000 and an unrealized gain of approximately $901,000 related to our corn derivative instruments. During our nine months ended September 30, 2017, we had a realized gain of approximately $2,534,000 and an unrealized gain of approximately $236,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 67 million bushels of corn per year following our expansion.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our nine months ended September 30, 2018 than our nine months ended September 30, 2017. We experienced decreases in legal and consulting expenses in 2018, which were offset by increased wages and benefits due to our expansion project which required us to add additional employees along with increased net income that results in higher bonus accruals, professional fees related to research and development studies and fees paid to organizations who promote the use of ethanol in 2018 as compared to 2017.

Other Income (Expense)

We had more interest expense during our nine months ended September 30, 2018 compared to the same period of 2017 due to borrowing on our credit facilities related to our expansion project. During the 2017 period we were capitalizing the interest on our expansion project until the project was completed. We had less other income during our nine months ended September 30, 2018 compared to the same period of 2017 due to less income earned from our equity method investment in the 2018 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2018

Balance Sheet Data	September 30, 2018	December 31, 2017
Total current assets	$89,707,169	$80,646,235
Total property and equipment	134,873,661	140,443,170
Total other assets	4,757,616	4,208,663
Total Assets	$229,338,446	$225,298,068

Total current liabilities	$44,366,556	$49,760,838
Total long-term liabilities	20,947,236	23,936,683
Total members' equity	164,024,654	151,600,547
Total Liabilities and Members' Equity	$229,338,446	$225,298,068

We had more cash and cash equivalents as of September 30, 2018 compared to December 31, 2017 due to increased net income at the plant. As of September 30, 2018, the value of our trading securities was higher compared to the trading securities we had at December 31, 2017 due to market changes. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was greater at September 30, 2018 compared to December 31, 2017 due to the timing of our quarter end with respect to shipments of our ethanol and payments from our marketer along with increased production which results in increased accounts receivable. We had less inventory on hand at September 30, 2018 compared to December 31, 2017 primarily due to having less corn inventory at September 30, 2018. We had fewer prepaid expenses at September 30, 2018 compared to December 31, 2017 due to insurance premiums we pay one time per year. The value of our derivative instruments was greater at September 30, 2018 compared to December 31, 2017 due to unrealized gains on our derivative instruments at September 30, 2018.

Our net property and equipment was lower at September 30, 2018 compared to December 31, 2017 due to the net effect of capital expenditures we have been making at the ethanol plant offset by depreciation. The value of our other assets was greater at September 30, 2018 compared to December 31, 2017 due to an increased value of our investment in RPMG, our ethanol and corn oil marketer.

Our current liabilities were less at September 30, 2018 compared to December 31, 2017, primarily due to decreased accounts payable as of September 30, 2018. Our accounts payable was less at September 30, 2018 compared to December 31, 2017 due primarily to having less deferred corn payments at September 30, 2018. Our accrued expenses were slightly lower at September 30, 2018 compared to December 31, 2017 due to payment of wages and performance bonuses accrued at December 31, 2017.

Our long-term liabilities were less at September 30, 2018 and December 31, 2017 due to payments we made on our long-term debt during our 2018 fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity as of September 30, 2018 were cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of September 30, 2018, we had $30.0 million available pursuant to our revolving loan and approximately $35.4 million in cash and cash equivalents. We also had $30 million at September 30, 2018 of trading securities for the Retterath repurchase agreement. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months ended September 30, 2018 and 2017:

	2018	2017
Net cash provided by operating activities	$27,319,413	$26,164,568
Net cash (used in) investing activities	(8,778,043)	(22,107,145)
Net cash (used in) provided by financing activities	(12,752,750)	21,022,685
Cash at beginning of period	29,568,227	14,168,643
Cash and cash equivalents at end of period	$35,356,847	$39,248,751

Cash Flow From Operations

Our operations provided more cash during our first nine months of 2018 compared to the same period of 2017 due primarily to net income, increased depreciation and changes to our inventory during the 2018 period.

Cash Flow From Investing Activities

We used less cash for investing activities during our first nine months of 2018 compared to the first nine months of 2017 due to fewer capital expenditures during the 2018 period.

Cash Flow From Financing Activities

We used cash for financing activities during our first nine months of 2018 for distributions paid to our members and our first payment on our term loan. During our first nine months of 2017, cash was provided from advances on our term loan.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). Each loan is described below.

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty or premium by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we may be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of September 30, 2018, we had approximately $27 million outstanding on the Term Loan.

Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at 310 basis points in excess of the 30-day London Interbank Offered Rate (LIBOR). We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of September 30, 2018, we had $0 outstanding on the Revolving Loan and $30 million available to be drawn. Interest accrued on the Revolving Loan as of September 30, 2018 at a rate of 5.21% per year.

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

As of September 30, 2018, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of September 30, 2018, we had price protection in place for approximately 9% of our anticipated corn needs, 85% of our natural gas needs and none of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	742,000	MMBTU	10%	$(244,860)
Ethanol	200,000,000	Gallons	10%	(24,000,000)
Corn	58,000,000	Bushels	10%	(20,880,000)

For comparison purposes, our sensitivity analysis for our third quarter of 2017 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	5,300,000	MMBTU	10%	$(1,653,600)
Ethanol	188,000,000	Gallons	10%	(25,004,000)
Corn	58,000,000	Bushels	10%	(19,894,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), Beth Eiler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GS Cleantech Patent Litigation

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The Company is one of more than twenty ethanol manufacturers that were sued by GS Cleantech. The complaint alleges that the Company's operation of a corn oil extraction process infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees. The complaint was transferred to the United States District Court for the Southern District of Indiana due to a finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL"). The MDL Court developed two tracks of defendants in this litigation. The first track includes defendants which were originally sued by GS Cleantech in 2010 and a second track of defendants sued in 2013 which includes the Company. On October 23, 2014, the MDL Court granted summary judgment in favor of the first track defendants and found that the GS Cleantech patents which the Company is alleged to have infringed are invalid. Further, in a January 16, 2015 decision, the MDL ruled in favor of a stipulated motion for partial summary judgment finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech filed its notice of appeal for these decisions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of the Units that May Yet Be Purchased Under the Plans or Programs
July 2018	25	$2,600	None	None
August 2018	—	—	None	None
September 2018	—	—	None	None
TOTAL	25	$2,600
*25 Units were repurchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 14, 2018	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2018	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)