Form 10-K
period 2018-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2019-02-22
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24, Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).            ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2018, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,777,000.

As of February 22, 2019, there were 90,420 membership units outstanding. On June 13, 2013, the registrant entered into an agreement with Steve Retterath, the registrant's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The registrant agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The registrant believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The registrant's position is that, as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the registrant. As a result, the registrant has recorded a $30 million short-term liability related to the amount the registrant agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,420 membership units outstanding include the contested membership units the registrant agreed to repurchase from Mr. Retterath.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Lower oil and gasoline prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower ethanol prices which result from the Chinese and Brazilian tariffs;

•	Lower distillers grains prices which result from the Chinese anti-dumping and anti-subsidy duties;

•	Changes in the availability and price volatility of corn and natural gas;

•	Decreases in the market price of ethanol, distiller grains and corn oil;

•	Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Our ability to continue to satisfy the financial covenants contained in our credit agreements with our lender;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;

•	The results of our hedging transactions and other risk management strategies;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;

•	Changes in or elimination of federal and/or state laws having an impact on the ethanol industry;

•	Overcapacity within the ethanol industry;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;

•	Our reliance on key management personnel; and

•	Competition in the ethanol industry from alternative fuels.

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

In January 2017, we went to trial with Mr. Retterath on the first part of the Iowa state court case regarding whether the repurchase agreement is valid and enforceable. On June 15, 2017, the Iowa state court issued its ruling finding the repurchase agreement valid and enforceable and ordering Mr. Retterath to perform his obligations under the repurchase agreement. Following the Iowa state court's decision, Mr. Retterath filed post-trial motions in which he asked the court to reconsider its decision and grant a new trial and requested the court stay its order until these motions are considered. The Iowa state court granted the stay pending resolution of the post-trial motions. These post-trial motions were denied and Mr. Retterath filed an appeal of the Iowa state court's ruling. This appeal is currently pending.

Details of the Company's lawsuit against Mr. Retterath are provided below in the section entitled "PART I - Item 3. Legal Proceedings."

On December 21, 2016, our board of directors approved a plan to expand our ethanol production facility by approximately 35 million gallons of ethanol production per year. The expansion project was substantially completed during our 2017 fiscal year.

On February 7, 2019 we executed a second amended and restated consulting agreement with Cornerstone Resources LLC (the "Cornerstone Agreement"). Pursuant to the Cornerstone Agreement, Cornerstone Resources provides the services of James Broghammer to serve as the President and CEO of the Company. Pursuant to the Cornerstone Agreement, the engagement of Cornerstone Resources will continue until December 31, 2021 unless it is earlier terminated. Thereafter, the Cornerstone Agreement will continue on a month-to-month basis. Cornerstone Resources will be compensated on a flat fee basis per day of services provided. Cornerstone Resources is entitled to reimbursement of certain out of pocket expenses incurred pursuant to the Cornerstone Agreement. Mr. Broghammer is entitled to a bonus based on our net income pursuant to the restrictions set forth in the Cornerstone Agreement.

During our 2018 fiscal year, we paid two distributions for a total distribution of $14,206,950, $150 per membership unit paid in June 2018 to holders of 64,585 membership units, and $70 per membership unit paid in December 2018 to holders of 64,560 membership units.

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

Product	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Ethanol	76%	81%	79%
Distiller Grains	20%	14%	17%
Corn Oil	4%	5%	4%

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. However, in recent years the United States has experienced increased ethanol exports. This increase in ethanol exports follows a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encourage exports. During our 2018 fiscal year, exports of ethanol have increased with the top destinations being Canada, Brazil, India, China, South Korea, the Philippines and Peru. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the recent imposition of a tariff on imported ethanol by Brazil and increased tariffs implemented by China have created uncertainty as to the viability of these markets for ethanol produced in the United States and may require United States producers to seek out other markets for their products. The trade actions taken by other countries are unpredictable and can have a significant impact on domestic demand and prices as excess ethanol supply can significantly reduce domestic ethanol prices. We continue to look for new export markets in order to diversify demand for ethanol.

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

Distiller Grains

Distiller grains are primarily used as animal feed. Distiller grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distiller grains exports have increased in recent years as distiller grains have become a more accepted animal feed. During our 2018 fiscal year, the largest importers of United States distiller grains were Mexico, Turkey, South Korea, Thailand, China and Canada. Distiller grains demand has continued to be impacted by Chinese tariffs on distiller grains. In recent years, China was the largest export market for United States distiller grains. However, due to continuing trade tensions between the United States and China, management does not believe China will significantly increase its demand for distiller grains in the near term which could impact profitability in the ethanol industry during 2019.

Corn Oil

The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Corn oil demand was relatively stable during our 2018 fiscal year. However, additional corn oil supply has continued to enter the market as the production capacity of the United States ethanol industry has expanded which has negatively impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

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

New Products and Services

We did not introduce any new products or services during our 2018 fiscal year.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers as well as raw material suppliers. As of October 31, 2018, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 16.1 billion gallons of ethanol per year. According to RFA estimates, approximately 3% of the ethanol production capacity in the United States was not operating as of October 31, 2018. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,616	10%
POET Biorefining	1,662	10%
Valero Renewable Fuels	1,400	9%
Green Plains Renewable Energy	1,461	9%
Flint Hills Resources	820	5%
Updated: October 31, 2018

The products that we produce are commodities. Since our products are commodities, there are typically no significant differences between the products we produce and the products of our competitors that would allow us to distinguish our products in the market. As a result, competition in the ethanol industry is primarily based on price and consistent quality.

We have experienced increased competition from oil companies that have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. Finally, some ethanol producers which own ethanol plants in different areas of the United States may spread the risk they encounter related to feedstock prices due to localized corn shortages or poor growing conditions.

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

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has grown in popularity, especially in urban areas. While there are currently a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations to make electric car technology more widely available. These efforts have resulted in increased market share enjoyed by electric cars. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

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

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices. Competition for corn oil sales has increased with the expiration of the biodiesel blenders' credit at the end of 2016 which limits the market for corn oil sales due to anticipated lower biodiesel production. The biodiesel blenders' credit was passed retroactively for 2017 but was not authorized for 2018 which impacted corn oil prices during our 2018 fiscal year. The biodiesel blenders' tax credit has not been extended for 2019 but the industry is pressing Congress to approve an extension of the tax credit.

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

During 2018, the United States harvested another large corn crop, albeit a smaller crop than was harvested in 2016 and 2017. In recent years, we have experienced favorable corn crops which have resulted in significant corn carryover which have kept corn prices low. As a result, management anticipates that corn prices will remain lower during our 2019 fiscal year. However, if we experience unfavorable weather conditions, either throughout the United States or more locally in the corn area that serves the plant, we may experience higher corn prices and increased corn price volatility. Further, farmers may choose to plant less corn due to lower corn prices which could impact corn prices moving forward.

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

We entered into an Energy Management Services Agreement with U.S. Energy dated July 10, 2009. U.S. Energy is now known as Kinect. Pursuant to the agreement, Kinect assists us with electric energy and natural gas management and procurement. Kinect's responsibilities include administration of our gas supply contracts, nomination, scheduling and other logistical issues such as storage and transportation, negotiation and delivery. We work with Kinect to provide estimated usage volumes on a monthly basis. In exchange for these management services, we pay a monthly service fee, as well as pre-approved expenses in connection with the services. The agreement for these services continues on a month-to-month basis.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal Savings Bank ("Home Federal"). Management believes that our current sources of working capital are sufficient to sustain our operations for our 2019 fiscal year and beyond.

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

Year		Total Renewable Volume Obligation	Total Renewable Volume Obligation For Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule	18.11	14.50
2017	Statutory	24.00	15.00
	EPA Rule	19.28	15.00
2018	Statutory	26.00	15.00
	EPA Rule	19.29	15.00
2019	Statutory	28.00	15.00
	EPA Rule	19.92	15.00

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 143 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum domestic demand for ethanol is 14.3 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States. Recently, the Trump administration has indicated its intent to make E15 available year-round. The EPA has not yet issued rules necessary to make E15 available year-round. If E15 is available year-round management anticipates increased domestic demand for ethanol.

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

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2018, we incurred costs and expenses of approximately $194,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $180,000 for compliance with environmental laws for our fiscal year ended December 31, 2019.

Employees

As of December 31, 2018, we had 56 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

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

Failures of our information technology infrastructure could negatively impact our operations.  We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.

A cyber attack or other information security breach could negatively impact our operations and financial performance. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

Risks Related to Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2019 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2019 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 143 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.3 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. In addition, restrictions on the evaporative emissions of E15 during the summer months can limit the availability of E15 in some markets. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of October 31, 2018, there are 213 ethanol plants in the United States with capacity to produce approximately 16.1 billion gallons of ethanol per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 3% of the ethanol production capacity in the United States was idled as of October 31, 2018. Further, ethanol demand may be negatively impacted by reductions in the RFS. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the market selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

If exports of ethanol are reduced, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2018 fiscal year with exports of ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2017, China and Brazil both implemented import tariffs on United States ethanol and the European Union has maintained a tariff since 2012. As a result of small refinery exemptions in 2018, we are experiencing the impact of excess ethanol supplies in the market. Without exports of ethanol, excess ethanol supplies in the United States will continue which could continue to negatively impact prices. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On November 30, 2018, the EPA released its final rule and set the 2019 total volume obligation at 19.92 billion gallons of which 15.0 billion gallons could be met by corn-based ethanol. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

The EPA's small refinery exemptions significantly reduced ethanol demand in 2018 which may continue. In 2018, the EPA issued exemptions from the RFS to certain small refiners which may have reduced the corn-based RFS requirement for 2018 by more than 2 billion gallons. These reductions in the corn-based ethanol use requirements have resulted in significant decreases in ethanol demand and have severely impacted ethanol prices during our 2018 fiscal year and we expect this impact to continue. If the EPA continues to exempt small refiners from the RFS it will further erode demand for ethanol domestically which will decrease prices and may prevent us from profitably operating the ethanol plant.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of February 22, 2019, we had 90,420 units outstanding and approximately 1,276 total members. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. The Company believes that it has a binding agreement with Mr. Retterath. Mr. Retterath contends he is not bound by the agreement.  The Company's position is that, as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on our balance sheet. The 90,420 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2017	$—	$—	$—	—
Second Quarter 2017	$1,700	$2,250	$2,114	110
Third Quarter 2017	$2,200	$2,200	$2,200	25
Fourth Quarter 2017	$2,200	$2,600	$2,490	155
First Quarter 2018	$2,400	$2,800	$2,764	55
Second Quarter 2018	$2,500	$2,700	$2,671	97
Third Quarter 2018	$2,500	$2,950	$2,676	78
Fourth Quarter 2018	$3,000	$3,000	$3,000	25

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

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2017	$5,000	$5,000	$5,000	25
Second Quarter 2017	$2,250	$2,250	$2,250	60
Third Quarter 2017	$—	$—	$—	—
Fourth Quarter 2017	$—	$—	$—	—
First Quarter 2018	$—	$—	$—	—
Second Quarter 2018	$—	$—	$—	—
Third Quarter 2018	$3,200	$3,200	$3,200	25
Fourth Quarter 2018	$3,000	$3,000	$3,000	35

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2017	$1,850	$2,200	$1,976	248
Second Quarter 2017	$2,200	$2,250	$2,208	150
Third Quarter 2017	$2,250	$2,400	$2,280	100
Fourth Quarter 2017	$2,300	$2,500	$2,411	115
First Quarter 2018	$2,450	$2,500	$2,480	50
Second Quarter 2018	$2,500	$2,500	$2,500	30
Third Quarter 2018	$2,500	$2,600	$2,527	55
Fourth Quarter 2018	$2,750	$2,900	$2,806	40

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

Performance Graph

The following graph shows a comparison of cumulative total member return since December 31, 2013, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2013. Data points on the graph are quarterly. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.
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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2016, 2015 and 2014 and the selected income statement data and other financial data for the years ended December 31, 2015 and 2014 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of December 31, 2018 and 2017 and the selected income statement data and other financial data for each of the years in the three year period ended December 31, 2018 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the

financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	2018	2017	2016	2015	2014
Total Revenue	$307,400,097	$256,525,281	$272,938,079	$269,970,953	$330,436,817
Net Income	19,766,205	16,832,350	34,484,463	24,511,283	68,615,951
Net Income Per Unit	306.09	260.62	533.94	379.52	1,062.41
Distributions Declared Per Unit	220.00	255.00	499.00	362.00	618.00
Total Assets	225,593,652	225,298,068	198,784,899	18,699,229	188,507,073
Long-term Liabilities	17,950,754	23,936,683	123,190	350,059	419,904
Members' Equity	157,094,802	151,600,547	151,237,372	148,980,824	147,849,311

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal Years Ended December 31, 2018 and 2017

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenue	$307,400,097	100.0	$256,525,281	100.0

Cost of goods sold	283,549,201	92.2	236,834,163	92.3

Gross profit	23,850,896	7.8	19,691,118	7.7

Selling, general and administrative expenses	3,658,156	1.2	3,525,736	1.4

Operating income	20,192,740	6.6	16,165,382	6.3

Other income (expense)	(426,535)	(0.1)	666,968	0.3

Net income	$19,766,205	6.4	$16,832,350	6.6

Revenue

Our total revenue for our 2018 fiscal year was approximately 20% greater than our total revenue for our 2017 fiscal year. Management attributes this increase in revenue primarily with increased total production at the ethanol plant which resulted in increased sales during our 2018 fiscal year, partially offset by decreased ethanol and corn oil prices. Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

For our 2018 fiscal year, our total ethanol revenue increased by approximately 13% compared to our 2017 fiscal year due to increased production due to our plant expansion, partially offset by lower average ethanol sales prices during our 2018 fiscal year. The gallons of ethanol we sold during our 2018 fiscal year increased by approximately 19% compared to our 2017 fiscal year. This increase in ethanol sales resulted from increased ethanol production at the ethanol plant due to our plant expansion project which became operational in the last month of our 2017 fiscal year. The average price we received for our ethanol during our 2018 fiscal year was approximately 5% less than during our 2017 fiscal year. Management attributes this decrease in ethanol prices to an increase in the market supply of ethanol due to plant expansions in the ethanol industry which became operational during 2018 along with significantly lower domestic demand for ethanol due to the EPA's small refinery exemptions from the ethanol blending requirements in the Renewable Fuels Standard. Management believes that these small refinery exemptions removed more than 2 billion gallons of domestic ethanol demand during our 2018 fiscal year. While export demand was strong during 2018, the loss of this domestic ethanol demand was larger than increased demand from export markets. Management anticipates continued low ethanol prices during our 2019 fiscal year as we expect that domestic ethanol demand will continue to be impacted by these small refinery exemptions. In addition, trade disputes, particularly with China, may continue to negatively impact export demand for ethanol which may result in continued oversupply in the market and unfavorable operating margins.

While we believe that we are an efficient producer of ethanol which may allow us to operate at times when our competition must shut down, we expect that poor market conditions will continue to impact our profitability.

Our total distiller grains revenue was approximately 68% greater during our 2018 fiscal year compared to the same period of 2017 primarily due to increased distiller grains production due to our plant expansion project along with higher average sales prices for our distiller grains during our 2018 fiscal year. We sold approximately 20% more tons of distiller grains during our 2018 fiscal year compared to the same period of 2017 due to our increased overall production. The average prices we received for our distiller grains was also higher during our 2018 fiscal year compared to the same period of 2017 due primarily to increased domestic and export demand for distiller grains along with higher market corn and soybean prices which typically impact prices of distiller grains. We primarily sell our distiller grains in the dried form based on market conditions which favor this product, however we still sell a small portion of our distillers grains in the modified form. The average price we received per ton of dried distiller grains sold increased by approximately 40% during our 2018 fiscal year compared to the same period of 2017. The average price we received per ton of modified distiller grains sold increased by approximately 50% during our 2018 fiscal year compared to the same period of 2017. Since distiller grains are primarily used as an animal feed substitute for corn and soybean meal, the price of distiller grains is impacted by these competing products. Management anticipates relatively stable distiller grains prices during our 2019 fiscal year unless corn and soybean production is lower or export demand for these products increase. Continued uncertainty regarding Chinese trade disputes could negatively impact distiller grain demand and prices during our 2019 fiscal year. However, current trade discussions between the United States and China could result in increased demand for corn, soybeans and distiller grains, which could positively impact prices for distiller grains during our 2019 fiscal year. However, the outcome of those trade discussions cannot be predicted.

Our revenue from corn oil sales was approximately 5% less during our 2018 fiscal year compared to the same period of 2017, due to lower market corn oil prices partially offset by an increase in the total pounds of corn oil we sold during our 2018 fiscal year. The average price we received for our corn oil during our 2018 fiscal year was approximately 13% less than the average price we received during the same period of 2017. Management attributes this decrease in corn oil prices with decreased corn oil demand from the biodiesel industry during 2018. The biodiesel industry has been negatively impacted by the loss of the biodiesel blenders' tax credit. In addition, additional supply of corn oil from increased ethanol production capacity has negatively impacted market prices for corn oil.

We sold approximately 8% more pounds of corn oil during our 2018 fiscal year compared to the same period of 2017. Management attributes this increase in corn oil sales with increased production by the ethanol plant, generally. However, we experienced production issues with our corn oil extraction equipment during our 2018 fiscal year so the increase in overall production at the ethanol plant due to our plant expansion project was greater than the increase we experienced in our corn oil production.

Recent proposals have been introduced in Congress to reinstate the biodiesel blenders' tax credit. If this tax credit is reinstated, it could result in increased demand for corn oil. This increased demand may be more sustainable if the biodiesel blenders' tax credit is reinstated for a period of several years. However, it is unclear whether Congress will reinstate this biodiesel production incentive. Any increase in corn oil demand may result in increased supply from the ethanol industry which may dilute any price increases which could result from increased corn oil demand.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold were higher during our 2018 fiscal year compared to our 2017 fiscal year due to our plant expansion project which required us to use significantly more raw materials during our 2018 fiscal year. In addition, our average cost per bushel of corn was higher during our 2018 fiscal year compared to our 2017 fiscal year, which resulted in increased cost of goods sold.

The average price we paid per bushel of corn was approximately 4% greater during our 2018 fiscal year compared to our 2017 fiscal year. Management attributes this increase in the average price we paid per bushel of corn with increased demand for corn due to our expansion project along with weather conditions during our 2018 fiscal year which impacted local prices for corn during our 2018 fiscal year. Management anticipates that corn prices will remain at current levels during our 2019 fiscal year due to anticipated stable corn supply and demand. In addition to the higher corn prices, our cost of goods sold was higher during our 2018 fiscal year due primarily to increased production during 2018 fiscal year as well as less realized and unrealized gains on our corn risk management positions as compared to 2017. During our 2017 fiscal year, we experienced a combined realized and unrealized gain on our risk management positions of approximately $3.8 million which reduced our cost of goods sold during our 2017 fiscal year as compared to $2.9 realized and unrealized gains during our 2018 fiscal year.

We purchased approximately 15% more bushels of corn during our 2018 fiscal year compared to our 2017 fiscal year. Management attributes this increase in corn consumption with increased production during our 2018 fiscal year due to our plant expansion project. Management anticipates that our corn consumption will be greater during our 2019 fiscal year compared to our 2018 fiscal year due to anticipated increases in our ethanol production during our 2019 fiscal year as we continue to optimize our expanded plant's production capabilities.

During our 2018 fiscal year, the average price we paid per MMBtu of natural gas was approximately 13% less compared to our 2017 fiscal year. Management attributes this decrease in natural gas prices to unusually high natural gas prices during the end of our 2017 fiscal year which resulted in higher averages prices. This spike in natural gas prices did not occur during our 2018 fiscal year which resulted in lower average natural gas prices during our 2018 fiscal year. In addition, we entered into natural gas price lock agreements for most of 2018 which helped avoid natural gas price spikes. Management expects relatively stable natural gas prices during our 2019 fiscal year due to price lock agreements secured in 2018 which cover a majority of expected 2019 purchases. We consumed approximately 18% more natural gas during our 2018 fiscal year compared to the same period of 2017, primarily due to increased production at the ethanol plant along with our steam turbine which converts steam to electricity. We expect our natural gas consumption to be higher during our 2019 fiscal year as we anticipate continuing to increase production as we work to maximize our expanded production capacity.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our 2018 fiscal year compared to our 2017 fiscal year due primarily to increased accounting fees related to a cost segregation study, research and development analysis and a sales tax study as well as increased employee bonuses that are partially calculated on net income.

Other Income (Expense)

We had more interest expense during our 2018 fiscal year compared to our 2017 fiscal year due to having borrowing related to our plant expansion project for all of the 2018 fiscal year as compared to only a portion of 2017. We had less interest income during our 2018 fiscal year compared to the same period of 2017 due to having less cash on hand during the 2018 period. We had less other income during our 2018 fiscal year compared to the same period of 2017 primarily due to having less net earnings on trading securities along with decreased investment income from our investment in RPMG, our ethanol and corn oil marketer.

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

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was comparable during our 2017 fiscal year and our 2016 fiscal year due to the net effect of lower corn costs offset by higher natural gas costs.

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

Changes in Financial Condition for the Fiscal Years Ended December 31, 2018 and 2017

Balance Sheet Data	December 31, 2018	December 31, 2017
Total current assets	$85,563,079	$80,646,235
Total property and equipment	135,195,924	140,443,170
Total other assets	4,834,649	4,208,663
Total Assets	$225,593,652	$225,298,068

Total current liabilities	$50,548,096	$49,760,838
Total long-term liabilities	17,950,754	23,936,683
Total members' equity	157,094,802	151,600,547
Total Liabilities and Members' Equity	$225,593,652	$225,298,068

We had less cash on hand at December 31, 2018 compared to December 31, 2017 due to cash spent on capital improvements, distributions to members and payments on long term borrowings slightly exceeding cash provided by operating activities. We had approximately $30.5 million in marketable trading securities at December 31, 2018 compared to approximately $30.2 million at December 31, 2017. A portion of our marketable trading securities during each period is being held to complete the Retterath unit repurchase. The value of our accounts receivable was greater at December 31, 2018 compared to December 31, 2017 due to the timing of our product shipments compared to the end of our fiscal year as we were awaiting payment for more of our finished products at the end of our 2018 fiscal year compared to the end of our 2017 fiscal year. The value of our inventory was less at December 31, 2018 compared to December 31, 2017 due primarily to decreased corn inventory at December 31, 2018 compared to December 31, 2017 partially offset by increased finished goods inventory due to our increased production at the end of our 2018 fiscal year. We had more prepaid and other assets at December 31, 2018 compared to December 31, 2017 due to increases in spare parts held on hand and an increase in prepaid insurance.

The value of our plant equipment and buildings was less at December 31, 2018 compared to December 31, 2017 primarily due to regular depreciation of our assets. We had approximately $4.1 million in construction in progress at December 31, 2018 primarily related to capital projects involving yeast propagation and corn oil rail load out.

Our other assets were higher due to an increase in the undistributed income from our investment in RPMG, LLC, an affiliate of our ethanol and corn oil marketer. In addition, we continue to amortize certain utility rights associated with construction of the ethanol plant.

Current liabilities increased due to increased accounts payables at December 31, 2018 compared to December 31, 2017 due to increased corn payables at December 31, 2018. We had a $30 million liability as of December 31, 2018 and 2017 related to the membership unit repurchase agreement. Our accrued expenses, primarily related to year-end bonus accruals, were comparable at December 31, 2018 and December 31, 2017.

We had less long-term liabilities at December 31, 2018 compared to December 31, 2017 due to payments we made on the term debt we incurred related to our expansion project.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2018, we had $30 million available pursuant to our revolving loan and approximately $28.8 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months to continue our operations. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

Comparison of Cash Flows for fiscal years ended December 31, 2018 and 2017.

The following table shows cash flows for the fiscal years ended December 31, 2018 and 2017:

	2018	2017
Net cash provided by operating activities	$30,742,309	$31,611,491
Net cash (used in) investing activities	(11,286,592)	(29,672,565)
Net cash provided by (used in) financing activities	(20,271,950)	13,460,658
Cash at beginning of period	29,568,227	14,168,643
Cash at end of period	$28,751,994	$29,568,227

Cash Flow From Operations

Our operations generated less cash during our 2018 fiscal year compared to the same period of 2017 primarily due to changes in our accounts receivable during the 2018 fiscal year partially offset by increased inventory and deprecation as well as net income.

Cash Flow From Investing Activities

We used less cash for capital expenditures during our 2018 fiscal year compared to our 2017 fiscal year due to less capital projects during our 2018 fiscal year. We were completing our plant expansion project during our 2017 fiscal year.

Cash Flow From Financing Activities

Our financing activities used cash during our 2018 fiscal year due to payments on our long-term debt and distributions to our members compared to our 2017 fiscal year when our financing activities provided cash due to $30 million in loan proceeds we received during our 2017 fiscal year offset by 2017 distributions to our members.

Comparison of Cash Flows for fiscal years ended December 31, 2017 and 2016.

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

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we will be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of December 31, 2018, we had $24 million outstanding on the Term Loan.

Term Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at 310 basis points in excess of the 30-day London Interbank Offered Rate (LIBOR), 5.45% as of December 31, 2018. We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of December 31, 2018, we had $0 outstanding on our term revolving loan and $30,000,000 available to be drawn.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. We agreed to a debt service coverage ratio of 1:15 to 1:00 and minimum working capital covenant of $30 million.  We are permitted to pay distributions to our members up to 100% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants including compliance with the financial covenants.  Further, during 2018 our maximum capital expenditure covenant was increased from $10 million to $12 million for 2018 and $15 million per year going forward. As of December 31, 2018, we were in compliance with all of our debt covenants and financial ratios.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our contractual obligations and approximate commitments as of December 31, 2018:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Debt Obligations	$24,000,000	$6,000,000	$12,000,000	$6,000,000	$—
Operating Lease Obligations	6,779,000	1,743,000	3,486,000	1,338,000	212,000
Purchase Obligations	24,871,000	24,871,000	—	—	—
Total Contractual Cash Obligations	$55,650,000	$32,614,000	$15,486,000	$7,338,000	$212,000

Application of Critical Accounting Policies

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

Revenue recognition

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-9, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue from the sale of the Company's products is recognized at the time control transfers to the customers. This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. The Company believes for its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g. when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distiller grains and corn oil is recorded based on the net selling price reported to the Company from the marketer.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we had no amounts outstanding on variable interest debt as of December 31, 2018. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of December 31, 2018, we had price protection in place for approximately 8% of our anticipated corn needs, 81% of our natural gas needs and 0% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	983,500	MMBTU	10%	$344,225
Ethanol	200,000,000	Gallons	10%	24,000,000
Corn	61,700,000	Bushels	10%	22,212,000

For comparison purposes, our sensitivity analysis for our 2017 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	4,890,000	MMBTU	10%	$1,956,000
Ethanol	195,000,000	Gallons	10%	23,400,000
Corn	58,800,000	Bushels	10%	19,404,000

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of Homeland Energy Solutions, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC (the Company) as of December 31, 2018 and 2017, the related statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Des Moines, Iowa
February 22, 2019

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$28,751,994	$29,568,227
Trading securities	30,553,821	30,202,665
Accounts receivable	7,231,721	1,260,436
Derivative instruments	929,383	755,220
Inventory	14,750,199	15,983,934
Prepaid and other	3,345,961	2,875,753
Total current assets	85,563,079	80,646,235

PROPERTY AND EQUIPMENT
Land and improvements	23,169,342	22,790,957
Buildings	8,718,139	6,580,840
Equipment	212,760,113	209,543,737
Construction in progress	4,131,692	91,912
	248,779,286	239,007,446
Less accumulated depreciation	113,583,362	98,564,276
Total property and equipment	135,195,924	140,443,170

OTHER ASSETS
Utility rights, net of accumulated amortization of $1,591,994 and $1,455,605	716,035	852,424
Other assets	4,118,614	3,356,239
Total other assets	4,834,649	4,208,663

TOTAL ASSETS	$225,593,652	$225,298,068

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2018	December 31, 2017
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,177,598	$12,380,120
Due to former member	30,000,000	30,000,000
Accrued expenses	1,370,498	1,380,718
Current maturities of long term debt	6,000,000	6,000,000
Total current liabilities	50,548,096	49,760,838

COMMITMENTS AND CONTINGENCIES (Note 5)

LONG-TERM LIABILITIES
Term revolving loan, total long-term liabilities	17,950,754	23,936,683

MEMBERS' EQUITY (64,560 and 64,585 units issued and outstanding)	157,094,802	151,600,547

TOTAL LIABILITIES AND MEMBERS' EQUITY	$225,593,652	$225,298,068

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016

Revenue	$307,400,097	$256,525,281	$272,938,079

Costs of goods sold	283,549,201	236,834,163	235,786,636

Gross profit	23,850,896	19,691,118	37,151,443

Selling, general and administrative expenses	3,658,156	3,525,736	3,736,798

Operating income	20,192,740	16,165,382	33,414,645

Other income (expense)
Interest expense	(1,314,324)	(318,288)	—
Interest income	14,516	88,558	10,641
Other income	873,273	896,698	1,059,177
Total other income (expense)	(426,535)	666,968	1,069,818

Net Income	$19,766,205	$16,832,350	$34,484,463

Basic & diluted net income per capital unit	$306	$261	$534

Distribution per capital unit	$220	$255	$499

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,576	64,585	64,585

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2018, 2017 and 2016

Members'
Equity
Balance, December 31, 2015	$148,980,824
Distributions	(32,227,915)
Net Income	34,484,463
Balance, December 31, 2016	151,237,372
Distributions	(16,469,175)
Net Income	16,832,350
Balance, December 31, 2017	151,600,547
Redemption of 25 Membership Units	(65,000)
Distributions	(14,206,950)
Net Income	19,766,205
Balance, December 31, 2018	$157,094,802

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,766,205	$16,832,350	$34,484,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,169,546	12,707,225	11,386,606
Unrealized loss (gain) on risk management activities	(174,163)	(226,035)	176,364
Realized and unrealized (gain) on trading securities	(351,156)	(631,352)	(820,530)
Loss on disposal of property and equipment	—	4,082	—
Change in working capital components:
Accounts receivable	(5,971,285)	4,998,067	(1,383,401)
Inventory	1,233,735	(4,364,370)	(3,966,415)
Prepaid expenses and other	(470,208)	(167,724)	(325,355)
Accounts payable, accrued expenses	1,539,635	2,459,248	834,729
Net cash provided by operating activities	30,742,309	31,611,491	40,386,461

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of trading securities	—	11,979,838	—
Payments for equipment and construction in progress	(10,524,217)	(41,450,674)	(14,635,099)
Decrease (increase) in other assets	(762,375)	(201,729)	388,518
Net cash (used in) investing activities	(11,286,592)	(29,672,565)	(14,246,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(14,206,950)	(16,469,175)	(32,227,915)
Payments for debt issuance costs	—	(70,167)	—
Proceeds from long-term borrowings	—	30,000,000	—
Redemption of member units	(65,000)	—	—
Payments on long-term borrowings	(6,000,000)	—	—
Net cash provided by (used in) financing activities	(20,271,950)	13,460,658	(32,227,915)

Net increase (decrease) in cash and cash equivalents	(816,233)	15,399,584	(6,088,035)

Cash and Cash Equivalents - Beginning	29,568,227	14,168,643	20,256,678
Cash and Cash Equivalents - Ending	$28,751,994	$29,568,227	$14,168,643

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of 2018 $74,077 and 2017 $427,079	$1,423,995	$187,696	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to property and equipment	$1,796,079	$2,548,456	$8,701,393
See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Notes to Financial Statements

1.Nature of Business and Significant Accounting Policies

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

Cash and Cash Equivalents
The Company maintains its accounts primarily at one financial institution. At various times, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts. Also included in cash and equivalents are highly liquid investments that are readily convertible into known amounts of cash, which are subject to an insignificant risk of change in value due to interest rate, quoted price or penalty on withdrawal and have a maturity of three months or less.

Trading Securities
Investments bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are measured at fair value using prices obtained from pricing services. Any interest, dividends, and unrealized or realized gains and losses on the trading securities are recorded as part of other income (expense).

At December 31, 2018, trading securities consisted of short term bond mutual funds with an approximate cost of $31,292,000 and fair value of $30,554,000. At December 31, 2017, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $30,569,000 and fair value of $30,203,000. For the fiscal years ended December 31, 2018, 2017, and 2016 the Company recorded interest, dividends and realized and unrealized gains and losses from these investments of approximately $351,000, $553,000, and $821,000 respectively.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require a long-lived asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset group to the carrying value of the asset group. If the carrying value of the long-lived asset group in not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company has concluded that no impairment is necessary as of December 31, 2018 and 2017.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

At December 31, 2018, the Company anticipates the following amortization of utility rights for the years ended December 31:

2019	$136,000
2020	136,000
2021	136,000
2022	136,000
2023	136,000
Thereafter	36,000
Total amortization	$716,000

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the twelve months ended December 31, 2018, 2017 and 2016 would be approximately $219, $186, and $381, respectively.

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

Environmental Liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2018, 2017, or 2016.

Fair Value
Financial instruments include cash and equivalents, trading securities, accounts receivable, derivative instruments, accounts payable, accrued expenses and long-term debt. The fair value of trading securities and derivative financial instruments is based on quoted market prices (see Note 9). The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments (Level 3). The fair value of long-term debt is estimated to approximate carrying value due to the short period of time held and the fixed rate approximating available market rates as of year-end (Level 3).

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the year ended December 31, 2018, ethanol sales averaged approximately 76% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains and 4% of revenues were generated from the sale of corn oil. For the year ended December 31, 2018, corn costs averaged approximately

Homeland Energy Solutions, LLC
Notes to Financial Statements

76% of cost of goods sold.

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

Recent & Pending Accounting Pronouncements
The Company is currently evaluating the following new accounting pronouncements and their potential impact, if any, on our financial statements:

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company will adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

On adoption, we currently expect to recognize additional operating liabilities of approximately $6.3 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity's ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

2.    INVENTORY

Inventory consisted of the following as of December 31, 2018 and 2017.

	2018	2017
Raw Materials	$8,983,124	$10,692,802
Work in Process	2,295,715	1,827,414
Finished Goods	3,471,360	3,463,718
Totals	$14,750,199	$15,983,934

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

interest in substantially all personal property located on Company property. The Company currently has two loans with Home Federal, a term revolving loan and a term loan.

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and accrues at a rate equal to the one month LIBOR plus 310 basis points, 5.45% on December 31, 2018. There was no balance outstanding on the term revolving loan and $30 million available to be drawn as of December 31, 2018.

Term Debt
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. Interest on the term loan is at a fixed rate of 4.79%. The Company is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. The long-term portion of the outstanding debt is presented net of unamortized debt issuance costs of $49,246 and $63,317 as of December 31, 2018 and 2017.

At December 31, 2018, the Company had the following debt maturities on the term loan for the twelve month periods ended December 31:

2019	$6,000,000
2020	6,000,000
2021	6,000,000
2022	6,000,000
Total principal payments	$24,000,000

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of December 31, 2018.

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

Mr. Retterath contends that he is not bound by the agreement. The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million current liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on its balance sheet. If the Company is ultimately unsuccessful in its lawsuit against Mr. Retterath, the Company will reevaluate the accounting considerations made during the period of time that the lawsuit is pending.

Other Matters
The Company purchases corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2018, 2017 and 2016 from these companies and individuals

Homeland Energy Solutions, LLC
Notes to Financial Statements

totaled approximately $3,641,000, $10,721,000 and $10,892,000, respectively. Amounts due to those members was $0 and $3,207, as of December 31, 2018 and 2017, respectively.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers
The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of December 31, 2018, the Company had no commitments to sell any of its produced gallons of ethanol at fixed prices.

The Company has also entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2018, the Company had commitments to sell approximately 5.0 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery throughout the first quarter of 2019.

The Company also has an investment in RPMG, LLC, included in other assets, totaling approximately $2,522,000 and $2,330,000 as of December 31, 2018 and 2017.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires in April, 2019; no such written notice has been given. As of December 31, 2018, the Company had approximately 22,000 tons of distiller grains commitments for delivery through March 2019 at various fixed prices.

All above sales commitments are accounted for as normal sales, and accordingly, have not been marked to market.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Sales ethanol - RPMG	$234,222,000	$207,344,000	$215,380,000
Sales distiller grains	61,034,000	36,393,000	45,969,000
Sales corn oil - RPMG	12,103,000	12,789,000	11,589,000

Marketing fees ethanol - RPMG	$254,000	$250,000	$187,000
Marketing fees distiller grains	852,000	663,000	777,000
Marketing fees corn oil - RPMG	76,000	52,000	76,000

	2018	2017
Amount due from RPMG	$4,927,000	$236,000
Amount due from CHS	2,170,000	900,000

At December 31, 2018, the Company had approximately $8,169,000 in outstanding corn purchase commitments for bushels at various prices and approximately 1,794,000 bushels of unpriced corn purchase commitments through June 2020. Additionally, the Company had locked in place approximately 4,325,000 decatherms of natural gas at fixed prices through December 31, 2019. These contracts are accounted for under the normal purchase exclusion.

As of December 31, 2018, the Company had approximately 1,053,000 bushels with approximate market value of $3,756,000 of deferred corn. As of December 31, 2017, the Company had approximately 645,000 bushels with approximate market value of $2,129,000 of deferred corn.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity through March, 2019, accounted for under the normal purchase exclusion, which approximated $947,000.

Homeland Energy Solutions, LLC
Notes to Financial Statements

6.    LEASE OBLIGATIONS

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2018, 2017 and 2016 was approximately $1,676,000, $1,577,000 and $1,810,000.

At December 31, 2018, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the years ended December 31:

2019	$1,743,000
2020	1,743,000
2021	1,743,000
2022	1,029,000
2023	309,000
2024	212,000
Total lease commitments	$6,779,000

7.    EMPLOYEE BENEFIT PLANS

On January 1, 2016, the Company adopted a 401k retirement plan which provides retirement savings options for all eligible employees. Previously, the Company utilized a Simple IRA Adoption Agreement to provide retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2018, 2017 and 2016, the Company made matching contributions of approximately $174,000, $274,000 and $130,000, respectively.

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 65 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At December 31, 2018, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 8% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for years ended December 31, 2018, 2017, and 2016 and the fair value of derivatives as of December 31, 2018 and 2017:

Homeland Energy Solutions, LLC
Notes to Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2018.
	Cost of Goods Sold	$2,957,000	$(48,000)	$2,909,000
	Total	$2,957,000	$(48,000)	$2,909,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2017.
	Cost of Goods Sold	$3,467,000	$317,000	$3,784,000
	Total	$3,467,000	$317,000	$3,784,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2016.
	Cost of Goods Sold	$4,626,000	$(443,000)	$4,183,000
	Total	$4,626,000	$(443,000)	$4,183,000

	Balance Sheet Classification	December 31, 2018	December 31, 2017
Futures and option contracts
In gain position		$271,000	$305,000
In loss position		(19,000)	(7,000)
Cash held by broker		677,000	457,000
	Current Asset	$929,000	$755,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Trading Securities
December 31, 2018
Assets	$30,554,000	$30,554,000	$—	$—
December 31, 2017
Assets	$30,203,000	$30,203,000	—	—
Derivative financial instruments
December 31, 2018
Assets	$271,000	$271,000	$—	$—
Liabilities	(19,000)	(19,000)	—	—
December 31, 2017
Assets	$305,000	$305,000	$—	$—
Liabilities	(7,000)	(7,000)	—	—

10.    LITIGATION MATTERS

Retterath
In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed various motions with the Iowa Court and was granted a stay regarding his obligation to perform the repurchase agreement while the court considered his post trial motions. The Iowa Court overruled Mr. Retterath's post trial motions and Mr. Retterath filed an appeal which is currently being considered. The Company is not currently able to predict the outcome of the litigation with any degree of certainty.

GS Cleantech Corporation
On August 9, 2013, GS Cleantech Corporation (GS Cleantech), a subsidiary of Greenshift Corporation, filed a complaint against the Company alleging that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The Company filed a motion for summary judgment which was granted by the Court. GS Cleantech has appealed this decision. The Company has filed an answer and counterclaims claiming invalidity of the patents, noninfringement, and inequitable conduct. The Company is not currently able to predict the outcome of the litigation with any degree of certainty.

Homeland Energy Solutions, LLC
Notes to Financial Statements

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2018, 2017 and 2016 are as follows:

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$76,622,447	$84,188,461	$77,391,884	$69,156,641
Gross Profit	5,926,327	12,090,427	7,436,293	(1,602,151)
Operating Income (Loss)	5,181,254	10,987,670	6,540,911	(2,517,095)
Net Income (Loss)	5,072,754	10,700,036	6,404,067	(2,410,652)
Basic & diluted earnings (loss) per unit	$79	$166	$99	$(38)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$63,156,498	$71,505,612	$59,680,650	$62,182,521
Gross Profit	5,135,045	6,741,476	7,528,111	286,486
Operating Income (Loss)	3,840,725	6,008,641	6,721,339	(405,323)
Net Income (Loss)	4,154,127	6,227,065	6,797,340	(346,182)
Basic & diluted earnings (loss) per unit	$64	$96	$105	$(5)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$61,310,749	$70,146,120	$64,675,851	$76,805,359
Gross Profit	2,578,236	9,068,138	9,630,522	15,874,547
Operating Income	1,743,781	8,331,826	8,503,535	14,835,503
Net Income	2,473,366	8,741,240	8,671,364	14,598,493
Basic & diluted earnings per unit	$38	$135	$134	$226

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (the principal executive officer), James Broghammer, and our Chief Financial Officer (the principal financial and accounting officer), Beth Eiler. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of our 2018 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2019 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2018 fiscal year end on December 31, 2018. This proxy statement is referred to in this report as the 2019 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).

3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.	Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.5	Amended and Restated Operating Agreement dated April 4, 2013.	Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
3.6	First Amendment to Amended and Restated Operating Agreement dated December 19, 2013.	Exhibit 3.6 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
3.7	Third Amendment to Amended and Restated Operating Agreement	Exhibit 3.1 to the Registrant's Form 10-Q filed with the Commission on May 16, 2018.
4.1	Form of Membership Unit Certificate.	Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.	Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 11, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.
10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.
10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.	Exhibit 10.26 to the registrant's Form 10-K filed with the Commission on February 21, 2012.
10.27	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 9, 2012.
10.28	Change in Control Agreement between David Finke and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.29	Change in Control Agreement between Stan Wubbena and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.

10.30	Change in Control Agreement between Kevin Howes and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.31	Membership Unit Repurchase Agreement between Homeland Energy Solutions, LLC and Steven Retterath dated June 13, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2013.
10.32	Seventh Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.32 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.33	First Amendment to Second Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.33 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.34	Eighth Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.35	Fourth Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.36	$15 Million Term Note between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.37	Termination Agreement between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC dated May 16, 2014	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014
10.38	Independent Contractor Agreement between Walter Wendland and Homeland Energy Solutions, LLC dated May 12, 2014.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on August 12, 2014
10.39	2015 Annual Cash Bonus Plan.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2015
10.40	Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated December 1, 2015.	Exhibit 10.40 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.41	Twelfth Amendment to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated December 7, 2015.	Exhibit 10.41 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.42	Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources, LLC dated effective June 1, 2016.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 14, 2016.
10.43	Equipment Purchase and Installation Agreement between ICM, Inc. and Homeland Energy Solutions, LLC dated December 29, 2016	Exhibit 10.43 to the registrant's Form 10-K filed with the Commission on March 3, 2017.
10.44	Amended and Restated Master Loan Agreement between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.45	Amended and Restated Second Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.46	Amended and Restated Term Revolving Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.

10.47	Amended and Restated Fourth Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.48	Term Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.5 to the Registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.49	Second Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated January 1, 2018.		Exhibit 10.49 to the Registrant's Form 10-K filed with the Commission on March 2, 2018.
10.50	Third Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated January 1, 2019	X
14.1	Code of Ethics.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Homeland Energy Solutions, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2018 and 2017, (ii) Statements of Operations for the fiscal years ended December 31, 2018, 2017 and 2016, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2018, 2017 and 2016, (iv) Statement of Changes in Members' Equity, and (v) the Notes to Financial Statements.**

________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	February 22, 2019	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 22, 2019	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 22, 2019	/s/ Nick Bowdish
Nick Bowdish, Director

Date:	February 22, 2019	/s/ Patrick Boyle
Patrick Boyle, Vice Chairman and Director

Date:	February 22, 2019	/s/ Randy Bruess
Randy Bruess, Director

Date:	February 22, 2019	/s/ Steven Core
Steven Core, Chairman and Director

Date:	February 22, 2019	/s/ Mathew Driscoll
Mathew Driscoll, Secretary and Director

Date:	February 22, 2019	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	February 22, 2019	/s/ Maurice Hyde
Maurice Hyde, Director

Date:	February 22, 2019	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	February 22, 2019	/s/ Christine Marchand
Christine Marchand, Director