Form 10-Q
period 2019-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2019-05-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2019

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2019, we had 90,420 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. Recently, a court ruled that the repurchase agreement was valid and enforceable. The Company's position is as of the closing date of the original agreement, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on the balance sheet. The 90,420 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$17,087,156	$28,751,994
Trading securities	46,139,220	30,553,821
Accounts receivable	7,314,385	7,231,721
Inventory	15,191,515	14,750,199
Prepaid and other	3,502,451	3,345,961
Derivative instruments	1,229,250	929,383
Total current assets	90,463,977	85,563,079

PROPERTY AND EQUIPMENT
Land and improvements	23,169,342	23,169,342
Buildings	8,718,139	8,718,139
Equipment	213,075,423	212,760,113
Construction in progress	5,320,449	4,131,692
	250,283,353	248,779,286
Less accumulated depreciation	117,473,601	113,583,362
Total property and equipment	132,809,752	135,195,924

OTHER ASSETS
Right of use asset operating leases, net	5,947,352	—
Utility rights, net of amortization of $1,626,092 and $1,591,994	681,937	716,035
Other assets	3,900,262	4,118,614
Total other assets	10,529,551	4,834,649

TOTAL ASSETS	$233,803,280	$225,593,652

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2019	December 31, 2018
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$11,029,949	$13,177,598
Due to former member	30,000,000	30,000,000
Accrued expenses	1,057,851	1,370,498
Current portion long term debt	6,000,000	6,000,000
Current portion operating lease liability	1,537,632	—
Total current liabilities	49,625,432	50,548,096

COMMITMENTS AND CONTINGENCIES (Note 5)

LONG-TERM LIABILITIES
Term note	17,954,271	17,950,754
Operating lease liability	4,409,720	—
Total long-term liabilities	22,363,991	17,950,754

MEMBERS' EQUITY (64,560 and 64,585 units issued and outstanding)	161,813,857	157,094,802

TOTAL LIABILITIES AND MEMBERS' EQUITY	$233,803,280	$225,593,652

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Revenue	$82,074,397	$76,622,447

Costs of goods sold	76,506,526	70,696,120

Gross profit	5,567,871	5,926,327

Selling, general and administrative expenses	1,165,504	745,073

Operating income	4,402,367	5,181,254

Other income (expense)
Interest (expense)	(296,107)	(362,768)
Interest income	12,400	2,703
Other income	600,395	251,565
Total other income (expense)	316,688	(108,500)

Net income	$4,719,055	$5,072,754

Basic & diluted net income per capital unit	$73.10	$78.54

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,560	64,585

Distribution per Unit	$—	$—

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,719,055	$5,072,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,927,855	3,799,462
Unrealized gain on risk management activities	(299,867)	(118,320)
Unrealized (gain) loss on trading securities activities	(585,399)	154,799
Change in working capital components:
Accounts receivable	(82,664)	(6,233,648)
Inventory	(441,316)	(811,053)
Prepaid and other	(156,490)	(61,232)
Accounts payable and other accrued expenses	(1,374,954)	(2,457,535)
Net cash provided by (used in) operating activities	5,706,220	(654,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(15,000,000)	—
Payments for equipment and construction in progress	(2,589,410)	(2,796,417)
Decrease (increase) in other assets	218,352	(565,930)
Net cash (used in) investing activities	(17,371,058)	(3,362,347)

Net decrease in cash and cash equivalents	(11,664,838)	(4,017,120)

Cash and Cash Equivalents - Beginning	28,751,994	29,568,227
Cash and Cash Equivalents - Ending	$17,087,156	$25,551,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$193,596	$359,250
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$6,320,411	$—

Accounts payable issued for property and equipment additions	$710,736	$110,439

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - December 31, 2017	$151,600,547

Net income for the three-month period ended March 31, 2018	5,072,754

Balance - March 31, 2018	$156,673,301

Members' Equity

Balance - December 31, 2018	$157,094,802

Net income for the three-month period ended March 31, 2019	4,719,055

Balance - March 31, 2019	$161,813,857

Notes to Financial Statements are an integral part of this Statement.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2018, contained in the Company's annual report on Form 10-K for 2018.

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

Cash & Cash Equivalents
The Company maintains its accounts primarily at one financial institution. At various times, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses in such accounts. Also included in cash and equivalents are highly liquid investment that are readily convertible into known amounts of cash, which are subject to an insignificant risk of change in value due to interest rate, quoted price or penalty on withdrawal and have a maturity of three months or less.

Trading Securities
Investments bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are measured at fair value using prices obtained from pricing services. Any interest, dividends, and unrealized or realized gains and losses on the trading securities are recorded as part of other income.

At March 31, 2019, trading securities consisted of short term bond mutual funds with an approximate cost of $46,493,000 and fair value of $46,139,000. At December 31, 2018, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $30,569,000 and fair value of $30,554,000. For the three months ended March 31, 2019, the Company recorded interest, dividend and net realized and unrealized gains from these investments of approximately $585,000, included in other income on the statement of operations. During the same time period of 2018, the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $155,000.

The Board of Directors voted to set aside up to $30 million in trading securities that will be used by the Company for the repurchase of 25,860 membership units per the terms of an agreement with Mr. Retterath entered into on June 13, 2013 with the Company.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Receivables
Credit sales are made primarily to two customers and no collateral is required. The Company carries these accounts receivable at original invoice amount with no allowance for doubtful accounts due to the historical collection rates on these accounts

Investments
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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three months ended March 31, 2019 would be $52.19. Net income per unit for the three months ended March 31, 2018 would have been $56.09.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2019, ethanol sales averaged approximately 77% of total revenues, while approximately 19% of revenues were generated from the sale of distiller grains. Corn

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

oil sales attributed approximately 4% of revenues during this time period. For the three months ended March 31, 2019, corn costs averaged approximately 77% of cost of goods sold.

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

Recent & Pending Accounting Pronouncements
In February 2016, FASB issued ASU No. 2016-02 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective January 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related nonlease components as a single lease component. See Note 6 for more detailed information regarding leases.

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

2.    INVENTORY

Inventory consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw Materials	$9,885,945	$8,983,124
Work in Process	2,838,093	2,295,715
Finished Goods	2,467,477	3,471,360
Totals	$15,191,515	$14,750,199

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

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and accrues at a rate equal to the one month LIBOR plus 310 basis points, 5.58% on March 31, 2019. There was no balance outstanding on the term revolving loan and $30 million available to be drawn as of March 31, 2019 and December 31, 2018, respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Term Debt
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. Interest on the term loan is at a fixed rate of 4.79%. The Company is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. The long-term portion of the outstanding debt is presented net of unamortized debt issuance costs of $45,729 and $49,246 as of March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, the Company had the following debt maturities on the term loan for the twelve month periods ended March 31:

2020	$6,000,000
2021	6,000,000
2022	6,000,000
2023	6,000,000
Total principal payments	$24,000,000

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of March 31, 2019.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three months ended March 31, 2019 totaled approximately $1,421,000, and during the three months ended March 31, 2018 totaled approximately $1,187,000. There was approximately $32,000 and $0 due to these members at March 31, 2019 and December 31, 2018, respectively.

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS AND SUBSEQUENT EVENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of March 31, 2019, the Company had no commitments to sell ethanol

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

at fixed prices and 50 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through June 30, 2019.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2019, the Company had commitments to sell approximately 7 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through April 30, 2019.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,304,000 and $2,522,000 as of March 31, 2019 and December 31, 2018, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2018. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of March 31, 2019, the Company had approximately 59,000 tons of distiller grains sales commitments for delivery through June 2019 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three months ended March 31, 2019 and 2018 were approximately as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Sales ethanol	$63,621,000	$59,173,000
Sales distiller grains	15,282,000	14,795,000
Sales corn oil	3,172,000	2,654,000

Marketing fees ethanol	$61,000	$66,000
Marketing fees distiller grains	234,000	206,000
Marketing fees corn oil	24,000	22,000

	As of March 31, 2019	As of December 31, 2018
Amount due from RPMG	$6,218,000	$4,927,000
Amount due from CHS	1,096,000	2,170,000

At March 31, 2019, the Company had approximately $10,509,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 2,441,000 bushels of basis contracts through April 2020 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 12 months totaling approximately $9,391,000 accounted for under the normal purchase exclusion.

As of March 31, 2019, the Company had locked in place approximately 3,362,000 decatherms of natural gas at fixed prices through December 31, 2019 accounted for under the normal purchase exclusion. As of March 31, 2018, approximately 749,000 decatherms of natural gas was locked into place at fixed prices through October 31, 2019.

6.    LEASE OBLIGATIONS

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The Company elected the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. By making this election, the Company has not applied retrospective reporting for 2018. The Company elected the short-term lease exception provided for in the standard and therefore only recognized right-of-use assets and lease liabilities for leases with a term greater than one year. The Company elected the package of practical expedients to not re-evaluate existing contracts as containing

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

a lease or the lease classification unless it was not previously assessed against the lease criteria. In addition, the Company did not reassess initial direct costs for any existing leases.

A lease exists when a contract conveys to a party the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company recognized a lease liability at the lease commencement date, as the present value of future lease payments, using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis. A lease asset is recognized based on the lease liability value and adjusted for any prepaid lease payments, initial direct costs, or lease incentive amounts. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.

The Company leases rail cars and rail moving equipment with original terms up to 7 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three months ended March 31, 2019 was approximately $417,000, and for the same period in 2018 was approximately $374,000. The lease agreements have maturity dates ranging from March 2022 to October 2025. The weighted average remaining life of the lease term for these leases was 3.65 years as of March 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.79%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $5,947,352 as of March 31, 2019.

At March 31, 2019, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended March 31:

2020	$1,789,000
2021	1,789,000
2022	1,789,000
2023	785,000
2024	191,000
2025	183,000
Total lease commitments	$6,526,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the consolidated balance sheet as of March 31, 2019, is shown below.

Undiscounted future payments	$6,526,000
Discount effect	(578,648)
$5,947,352

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 67 million bushels of corn per year.  Over the next twelve months, the Company has hedged and anticipates hedging between 5% and 25% of its anticipated annual grind.  At March 31, 2019, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 5% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ending March 31, 2019 and 2018 and the fair value of derivatives as of March 31, 2019 and December 31, 2018:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended March 31, 2019	Cost of Goods Sold	$823,000	$459,000	$1,282,000

Commodity contracts for the
three months ended March 31, 2018	Cost of Goods Sold	$(1,142,000)	$(766,000)	$(1,908,000)

	Balance Sheet Classification	March 31, 2019	December 31, 2018
Futures contracts
In gain position		$712,000	$271,000
In loss position		—	(19,000)
Cash held by broker		517,000	677,000
	Current Asset	$1,229,000	$929,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of March 31, 2019
Trading securities, assets	$46,139,000	$46,139,000	$—	$—
Derivative financial instruments
Assets	$712,000	$712,000	$—	$—
Liabilities	—	—	—	—

As of December 31, 2018
Trading securities, assets	$30,554,000	$30,554,000	$—	$—
Derivative financial instruments
Assets	$271,000	$271,000	—	—
Liabilities	(19,000)	(19,000)	—	—

The Company's financial assets and liabilities not recorded at fair value, for which carrying value approximates fair value, consists of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Additionally, fixed rate term debt, carried at book value of $24,000,000 at March 31, 2019, had an estimated fair value of approximately $23,634,000, determined based on a discounted cash flows model. As of December 31, 2018, carrying value of long term debt carried at book value of $24,000,000 at December 31, 2018, had an estimated fair value of approximately $23,520,000.

9.    LITIGATION MATTERS

Retterath

In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, former CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed various motions with the Iowa Court and was granted a stay regarding his obligation to perform the repurchase agreement while the court considered his post trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling. Mr. Retterath is appealing the Iowa Court's decisions which is pending.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenue	$82,074,397	100.0	$76,622,447	100.0

Costs of goods sold	76,506,526	93.2	70,696,120	92.3

Gross profit	5,567,871	6.8	5,926,327	7.7

Selling, general and administrative expenses	1,165,504	1.4	745,073	1.0

Operating income	4,402,367	5.4	5,181,254	6.8

Other income (expense)	316,688	0.4	(108,500)	(0.1)

Net income	$4,719,055	5.7	$5,072,754	6.6

Revenue

Our total revenue for our first quarter of 2019 was approximately 7% greater than our total revenue for our first quarter of 2018. Management attributes this increase in revenue with increased sales of our products, partially offset by lower average ethanol prices during the 2019 period.

For our first quarter of 2019, our total ethanol revenue was approximately 8% greater than our first quarter of 2018 due to increased ethanol sales, partially offset by lower average ethanol sales prices. The average price we received for our ethanol during our first quarter of 2019 was approximately 4% less than during our first quarter of 2018. Management attributes this decrease in ethanol prices with decreased ethanol demand due to small refinery exemptions from the Renewable Fuels Standard (RFS) issued by the EPA during 2018 and 2019. Management anticipates ethanol prices to remain lower for the rest of our 2019 fiscal year unless we experience increased export demand. If export demand decreases, it may result in additional excess ethanol in the United States market which could negatively impact prices.

We sold approximately 12% more gallons of ethanol during our first quarter of 2019 compared to the same period of 2018. Management attributes this increase in ethanol sales with increased production at the ethanol plant due to our plant expansion project and further increases in plant production efficiency. Management anticipates additional increases in ethanol production as we work to optimize our expanded plant and seek additional operating efficiencies.

Our total distiller grains revenue was approximately 3% greater during our first quarter of 2019 compared to the same period of 2018, due primarily to increased dried distiller grains prices and tons of distillers grains we sold. The average price we received for our dried distiller grains was approximately 2% greater during our first quarter of 2019 compared to the same period of 2018. We sell nearly all of our distiller grains in the dried form. Management attributes these higher distiller grains prices to increased export demand from countries other than China along with higher market corn prices. Distiller grains are typically used as a feed substitute for corn and soybean meal. Management anticipates distiller grains prices will remain at their current levels unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand.

We sold approximately 2% more total tons of distiller grains during our first quarter of 2019 compared to the same period of 2018 due to increased production of distiller grains due to our increased total production. Our increase in distillers grains production was less than our increased ethanol production due to increased corn oil production. As we extract more corn oil from our distillers grains, it results in fewer tons of distillers grains production. Management anticipates distiller grains production will continue to increase as we continue to maximize production of our expanded plant.

Our total corn oil revenue was approximately 20% greater for our first quarter of 2019 compared to the same period of 2018 due to increased corn oil production and average prices during the 2018 period. We sold approximately 8% more pounds of corn oil during our first quarter of 2019 compared to the same period of 2018 primarily because of increased total production at the ethanol plant. The average price we received for our corn oil was approximately 12% greater during our first quarter of 2019 compared to the same period of 2018. The increase in corn oil prices occurred, in part, due to increased corn oil demand from biodiesel production.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 8% greater for our first quarter of 2019 compared to the same period of 2018. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 19% greater during our first quarter of 2019 compared to our first quarter of 2018, due to increased corn consumption from our increased production along with higher average corn costs per bushel. Our average cost per bushel of corn was approximately 7% greater during our first quarter of 2019 compared to our first quarter of 2018 due to increased corn demand. We processed approximately 11% more bushels of corn during our first quarter of 2019 compared to our first quarter of 2018 due to increased production at the plant. Management anticipates corn prices to remain at current levels. The effect of late planting and poor weather conditions could result in higher corn prices during the rest of our 2019 fiscal year.

Our total cost of goods sold related to natural gas was less during our first quarter of 2019 compared to the same period of 2018 primarily due to lower average natural gas prices, partially offset by increased natural gas consumption during the 2019 period. During our first quarter of 2019, the average delivered price we paid per MMBtu of natural gas was approximately 9% less compared to the same period of 2018. We used approximately 9% more MMBtu of natural gas during our first quarter of 2019 compared to our first quarter of 2018 due to increased production. Management anticipates natural gas prices will be lower in the remaining months of our 2019 fiscal year due to decreased natural gas usage for heating. However, if we experience another cold and long winter next year, it could result in higher natural gas prices during the winter months. In an effort to offset the risk of such increases, the Company has locked in pricing for approximately 85% of its anticipated natural gas needs through the end of 2019. Further, if a shortage of natural gas were to occur, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our first quarter of 2019, we had a realized gain of approximately $823,000 and an unrealized gain of approximately $459,000 related to our corn and natural gas derivative instruments. During our first quarter of 2018, we had a realized loss of approximately $1,142,000 and an unrealized loss of approximately $766,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 67 million bushels of corn per year following our expansion. As of March 31, 2019, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 5% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our first quarter of 2019 than our first quarter of 2018, due to more legal and accounting expenses as compared to 2018 and increased insurance expenses in 2019 versus 2018 because of an insurance adjustment in 2018 to recognize a captive insurance asset.

Other Income (Expense)

We had less interest expense during our first quarter of 2019 compared to the same period of 2018 due to less borrowing during the 2019 period. We had more other income during our first quarter of 2019 compared to the same period of 2018 due to more income earned from our equity method investment in 2019.

Changes in Financial Condition for the Three Months Ended March 31, 2019

Balance Sheet Data	March 31, 2019	December 31, 2018
Total current assets	$90,463,977	$85,563,079
Total property and equipment	132,809,752	135,195,924
Total other assets	10,529,551	4,834,649
Total Assets	$233,803,280	$225,593,652

Total current liabilities	$49,625,432	$50,548,096
Total long-term liabilities	22,363,991	17,950,754
Total members' equity	161,813,857	157,094,802
Total Liabilities and Members' Equity	$233,803,280	$225,593,652

We had less cash and cash equivalents as of March 31, 2019 compared to December 31, 2018 due to cash invested in short term mutual funds offset by cash provided by operating activity. As of March 31, 2019, the value of our trading securities was greater compared to the trading securities we had at December 31, 2018 due to increased investment in trading securities and market changes. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was slightly greater at March 31, 2019 compared to December 31, 2018 due to the timing of our quarter end with respect to shipments of our ethanol and payments from our marketer along with increased production which results in increased accounts receivable. We had more inventory on hand at March 31, 2019 compared to December 31, 2018 primarily due to having more corn inventory at March 31, 2019. We had more prepaid expenses at March 31, 2019 compared to December 31, 2018 due to prepaid quarterly and annual dues. The value of our derivative instruments was greater at March 31, 2019 compared to December 31, 2018 due to unrealized gains on our derivative instruments at March 31, 2019.

Our net property and equipment was lower at March 31, 2019 compared to December 31, 2018 due to the net effect of capital expenditures offset by depreciation . The value of our other assets was greater at March 31, 2019 compared to December 31, 2018 due to lease right of use assets resulting from a new accounting pronouncement.

Our current liabilities were less at March 31, 2019 compared to December 31, 2018, primarily due to decreased accounts payable as of March 31, 2019. Our accounts payable was less at March 31, 2019 compared to December 31, 2018 due primarily to having less deferred corn payments at March 31, 2019. Our accrued expenses were lower at March 31, 2019 compared to December 31, 2018 due to payment of wages and performance bonuses and deferred corn payments accrued at December 31, 2018.

Our long-term liabilities were greater at March 31, 2019 and December 31, 2018 due to a change in accounting treatment of leases which is reflected on our balance sheet at March 31, 2019.

Liquidity and Capital Resources

Our primary sources of liquidity as of March 31, 2019 were cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2019, we had $30.0 million available pursuant to our revolving loan and approximately $17.1 million in cash and cash equivalents. We also had $46 million at March 31, 2019 of trading securities, of which $30 million is set aside related to the Retterath repurchase agreement. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months ended March 31, 2019 and 2018:

	2019	2018
Net cash provided by (used in) operating activities	$5,706,220	$(654,773)
Net cash (used in) investing activities	(17,371,058)	(3,362,347)
Cash at beginning of period	28,751,994	29,568,227
Cash and cash equivalents at end of period	$17,087,156	$25,551,107

Cash Flow From Operations

Our operations provided more cash during our first three months of 2019 compared to the same period of 2018 due primarily to changes in accounts receivable during the 2019 period.

Cash Flow From Investing Activities

We used more cash for investing activities during our first three months of 2019 compared to the first three months of 2018 due to purchase of trading securities during the 2019 period.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). Each loan is described below.

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty or premium by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we may be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of March 31, 2019, we had approximately $17 million outstanding on the Term Loan.

Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at 310 basis points in excess of the 30-day London Interbank Offered Rate (LIBOR). We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of March 31, 2019, we had $0 outstanding on the Revolving Loan and $30 million available to be drawn. Interest accrued on the Revolving Loan as of March 31, 2019 at a rate of 5.58% per year.

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

As of March 31, 2019, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of March 31, 2019, we had price protection in place for approximately 9% of our anticipated corn needs, 85% of our natural gas needs and none of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	1,800,000	MMBTU	10%	$(540,000)
Ethanol	200,000,000	Gallons	10%	(24,800,000)
Corn	60,000,000	Bushels	10%	(20,400,000)

For comparison purposes, our sensitivity analysis for our first quarter of 2018 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	4,970,000	MMBTU	10%	$(1,550,640)
Ethanol	190,000,000	Gallons	10%	(25,270,000)
Corn	56,000,000	Bushels	10%	(19,600,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), Beth Eiler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There has not been any material change to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 15, 2019	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2019	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)