Form 10-Q
period 2019-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2019-11-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2019

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

As of November 14, 2019, we had 90,420 membership units outstanding. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. Recently, a court ruled that the repurchase agreement was valid and enforceable. The Company's position is as of the closing date of the original agreement, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, the Company has recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on the balance sheet. The 90,420 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$19,195,937	$28,751,994
Trading securities	52,224,179	30,553,821
Accounts receivable	3,630,526	7,231,721
Inventory	13,421,558	14,750,199
Prepaid and other	3,534,209	3,345,961
Derivative instruments	647,975	929,383
Total current assets	92,654,384	85,563,079

PROPERTY AND EQUIPMENT
Land and improvements	23,169,342	23,169,342
Buildings	8,718,139	8,718,139
Equipment	218,987,373	212,760,113
Construction in progress	2,873,621	4,131,692
	253,748,475	248,779,286
Less accumulated depreciation	125,145,366	113,583,362
Total property and equipment	128,603,109	135,195,924

OTHER ASSETS
Right of use asset operating leases	5,187,724	—
Utility rights, net of amortization of $1,694,288 and $1,591,994	613,741	716,035
Other assets	4,173,106	4,118,614
Total other assets	9,974,571	4,834,649

TOTAL ASSETS	$231,232,064	$225,593,652

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	September 30, 2019	December 31, 2018
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$8,561,480	$13,177,598
Due to former member	30,000,000	30,000,000
Accrued expenses	1,299,259	1,370,498
Current portion long term debt	6,000,000	6,000,000
Current portion operating lease liability	1,574,828	—
Total current liabilities	47,435,567	50,548,096

COMMITMENTS AND CONTINGENCIES (Note 5)	—	—

LONG-TERM LIABILITIES
Term note	14,961,307	17,950,754
Operating lease liability	3,612,896	—
Total long-term liabilities	18,574,203	17,950,754

MEMBERS' EQUITY (64,560 units issued and outstanding)	165,222,294	157,094,802

TOTAL LIABILITIES AND MEMBERS' EQUITY	$231,232,064	$225,593,652

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$76,896,475	$77,391,884	$243,831,429	$238,202,792

Costs of goods sold	72,369,032	69,955,591	229,136,006	212,749,745

Gross profit	4,527,443	7,436,293	14,695,423	25,453,047

Selling, general and administrative expenses	726,263	895,382	2,870,660	2,743,212

Operating income	3,801,180	6,540,911	11,824,763	22,709,835

Other income (expense)
Interest (expense)	(263,774)	(337,620)	(671,656)	(1,061,558)
Interest income	11,312	3,865	33,855	10,315
Other income	441,874	196,911	1,782,530	518,265
Total other income (expense)	189,412	(136,844)	1,144,729	(532,978)

Net income	$3,990,592	$6,404,067	$12,969,492	$22,176,857

Basic & diluted net income per capital unit	$61.81	$99.18	$200.89	$343.40

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,560	64,573	64,560	64,581

Distribution per Unit	$—	$—	$75	$150

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,969,492	$22,176,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,674,851	11,338,982
Unrealized gain on risk management activities	281,408	(601,027)
Unrealized gain on trading securities activities	(1,670,358)	(31,204)
Change in working capital components:
Accounts receivable	3,601,195	(5,620,894)
Inventory	1,328,641	2,845,364
Prepaid and other	(188,248)	135,447
Accounts payable and other accrued expenses	(3,148,504)	(2,924,112)
Net cash provided by operating activities	24,848,477	27,319,413

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(30,000,000)	—
Sales of trading securities	10,000,000	—
Issuance of Note Receivable	(350,000)	—
Payment Received on Note Receivable	150,000	—
Payments for equipment and construction in progress	(6,508,042)	(8,126,799)
Decrease (increase) in other assets	145,508	(651,244)
Net cash (used in) investing activities	(26,562,534)	(8,778,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(4,842,000)	(9,687,750)
Payments on long-term borrowings	(3,000,000)	(3,000,000)
Repurchase of Membership Units	—	(65,000)
Net cash (used in) financing activities	(7,842,000)	(12,752,750)

Net (decrease) increase in cash and cash equivalents	(9,556,057)	5,788,620

Cash and Cash Equivalents - Beginning	28,751,994	29,568,227
Cash and Cash Equivalents - Ending	$19,195,937	$35,356,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of $179,142 and $0	$577,279	$1,066,973
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$6,320,411	$—

Accounts payable issued for property and equipment additions	$257,226	$78,286

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - December 31, 2017	$151,600,547

Net income for the three-month period ended March 31, 2018	5,072,754

Balance - March 31, 2018	156,673,301

Net income for the three-month period ended June 30, 2018	10,700,036

Member distribution	(9,687,750)

Balance - June 30, 2018	157,685,587

Net income for the three-month period ended September 30, 2018	6,404,067

Repurchase of units	(65,000)

Balance - September 30, 2018	$164,024,654

Members' Equity

Balance - December 31, 2018	$157,094,802

Net income for the three-month period ended March 31, 2019	4,719,055

Balance - March 31, 2019	161,813,857

Net income for the three-month period ended June 30, 2019	4,259,845

Member distributions	(4,842,000)

Balance - June 30, 2019	161,231,702

Net income for the three-month period ended September 30, 2019	3,990,592

Balance - September 30, 2019	$165,222,294

Notes to Financial Statements are an integral part of this Statement.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

At September 30, 2019, trading securities consisted of short term bond mutual funds with an approximate cost of $52,044,000 and fair value of $52,224,000. At December 31, 2018, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $31,292,000 and fair value of $30,554,000. For the three and nine months ended September 30, 2019, the Company recorded interest, dividend and net realized and unrealized gains from these investments of approximately $397,000 and $1,670,000, respectively, included in other income on the statement of operations. During the same time period of 2018, the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $127,000 and $31,000, respectively.

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

Note Receivable
The Company has a note receivable from an unrelated company. The Company carries the note at the current principal balance included in other assets. The note commenced in July, 2019 with a face value of $350,000 and matures August, 2021.

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per capital unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the three and nine months ended September 30, 2019 would be $44.13 and $143.44, respectively. Net income per unit for the three and nine months ended September 30, 2018 would have been $70.82 and $245.21, respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the nine months ended September 30, 2019, ethanol sales averaged approximately 78% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 4% of revenues during this time period. For the nine months ended September 30, 2019, corn costs averaged approximately 79% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Raw Materials	$7,222,899	$8,983,124
Work in Process	2,576,989	2,295,715
Finished Goods	3,621,670	3,471,360
Totals	$13,421,558	$14,750,199

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and accrues at a rate equal to the one month LIBOR plus 310 basis points, 5.19% on September 30, 2019. There was no balance outstanding on the term revolving loan and $30 million available to be drawn as of September 30, 2019 and December 31, 2018, respectively.

Term Debt
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. Interest on the term loan is at a fixed rate of 4.79%. The Company is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. The long-term portion of the outstanding debt is presented net of unamortized debt issuance costs of $38,693 and $49,246 as of September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, the Company had the following debt maturities on the term loan for the twelve month periods ended September 30:

2020	$6,000,000
2021	6,000,000
2022	6,000,000
2023	3,000,000
Total principal payments	$21,000,000

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of September 30, 2019.

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

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and nine months ended September 30, 2019 totaled approximately $1,016,000 and $2,995,000 respectively, and during the three and nine months ended September 30, 2018 totaled approximately $1,364,000 and $2,902,000, respectively. There is nothing due to these members at September 30, 2019 and December 31, 2018, respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of September 30, 2019, the Company had no commitments to sell ethanol at fixed prices and 50 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through December 31, 2019.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of September 30, 2019, the Company had commitments to sell approximately 12 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through December 31, 2019.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,402,000 and $2,522,000 as of September 30, 2019 and December 31, 2018, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2019. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of September 30, 2019, the Company had approximately 49,000 tons of distiller grains sales commitments for delivery through February 2020 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and nine months ended September 30, 2019 and 2018 were approximately as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018
Sales ethanol	$59,737,000	$189,683,000	$58,473,000	$181,645,000
Sales distiller grains	13,689,000	43,944,000	15,662,000	47,312,000
Sales corn oil	3,471,000	10,205,000	3,257,000	9,246,000

Marketing fees ethanol	$61,000	$183,000	$66,000	$198,000
Marketing fees distiller grains	89,000	491,000	225,000	647,000
Marketing fees corn oil	27,000	78,000	26,000	76,000

	As of September 30, 2019	As of December 31, 2018
Amount due from RPMG	$1,749,000	$4,927,000
Amount due from CHS	1,881,000	2,170,000

At September 30, 2019, the Company had approximately $18,366,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 2,750,000 bushels of basis contracts through April 2021 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 12 months totaling approximately $12,775,000 accounted for under the normal purchase exclusion.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

As of September 30, 2019, the Company had locked in place approximately 5,069,500 decatherms of natural gas at fixed prices through December 31, 2020 accounted for under the normal purchase exclusion. As of September 30, 2018, approximately 4,982,000 decatherms of natural gas was locked into place at fixed prices through December 31, 2019.

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

The Company leases rail cars and rail moving equipment with original terms up to 7 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three and nine months ended September 30, 2019 was approximately $460,000 and $1,314,000, respectively, and for the same period in 2018 was approximately $371,000 and $1,124,000, respectively. The lease agreements have maturity dates ranging from March 2022 to October 2025. The weighted average remaining life of the lease term for these leases was 3.15 years as of September 30, 2019.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.79%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $5,187,724 as of September 30, 2019.

At September 30, 2019, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended September 30:

2020	$1,789,000
2021	1,789,000
2022	1,356,000
2023	438,000
2024	134,000
2025	125,000
Total lease commitments	$5,631,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the consolidated balance sheet as of September 30, 2019, is shown below.

Undiscounted future payments	$5,631,000
Discount effect	(443,276)
$5,187,724

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 67 million bushels of corn per year.  Over the next twelve months, the Company has hedged and anticipates hedging between 5% and 25% of its anticipated annual grind.  At September 30, 2019, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 11% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2019 and 2018 and the fair value of derivatives as of September 30, 2019 and December 31, 2018:

	Income Statement Classification	Realized Gain	Change In Unrealized Gain (Loss)	Total Gain
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended September 30, 2019	Cost of Goods Sold	$2,431,000	$2,102,000	$4,533,000

Commodity contracts for the
three months ended September 30, 2018	Cost of Goods Sold	$2,811,000	$(842,000)	$1,969,000

Commodity contracts for the
nine months ended September 30, 2019	Cost of Goods Sold	$1,113,000	$2,102,000	$3,215,000

Commodity contracts for the
nine months ended September 30, 2018	Cost of Goods Sold	$2,406,000	$901,000	$3,307,000

	Balance Sheet Classification	September 30, 2019	December 31, 2018
Futures contracts
In gain position		$2,421,000	$271,000
In loss position		(66,000)	(19,000)
Cash (owed to) held by broker		(1,707,000)	677,000
	Current Asset	$648,000	$929,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of September 30, 2019
Trading securities, assets	$52,224,000	$52,224,000	$—	$—
Derivative financial instruments
Assets	$2,421,000	$2,421,000	$—	$—
Liabilities	(66,000)	(66,000)	—	—

As of December 31, 2018
Trading securities, assets	$30,554,000	$30,554,000	$—	$—
Derivative financial instruments
Assets	$271,000	$271,000	—	—
Liabilities	(19,000)	(19,000)	—	—

The Company's financial assets and liabilities not recorded at fair value, for which carrying value approximates fair value, consists of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Additionally, fixed rate term debt, carried at book value of $21,000,000 at September 30, 2019, had an estimated fair value of approximately $21,007,000, determined

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

based on a discounted cash flows model. As of December 31, 2018, carrying value of long term debt carried at book value of $24,000,000 at December 31, 2018, had an estimated fair value of approximately $23,520,000.

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

Results of Operations

Comparison of Fiscal Quarters Ended September 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenue	$76,896,475	100.0	$77,391,884	100.0

Costs of goods sold	72,369,032	94.1	69,955,591	90.4

Gross profit	4,527,443	5.9	7,436,293	9.6

Selling, general and administrative expenses	726,263	0.9	895,382	1.2

Operating income	3,801,180	4.9	6,540,911	8.5

Other income (expense)	189,412	0.2	(136,844)	(0.2)

Net income	$3,990,592	5.2	$6,404,067	8.3

Revenue

Our total revenue for our third quarter of 2019 was approximately 1% less than our total revenue for our third quarter of 2018. Management attributes this decrease in revenue with decreased distiller grains revenue, partially offset by increased ethanol revenue during the 2019 period.

For our third quarter of 2019, our total ethanol revenue was approximately 2% greater than our third quarter of 2018 due to higher average ethanol prices. The average price we received for our ethanol during our third quarter of 2019 was approximately 6% greater than during our third quarter of 2018. Management attributes this increase in ethanol prices with higher corn prices and ethanol plants shutting down due to poor margins during the 2019 period. Management anticipates ethanol prices to remain steady for the rest of our 2019 fiscal year. If export demand decreases, it may result in additional excess ethanol in the United States market which could negatively impact prices.

We sold approximately 3% fewer gallons of ethanol during our third quarter of 2019 compared to the same period of 2018. Management attributes this decrease in ethanol sales with decreased production at the plant following our fall shutdown. Management anticipates increased production during the fourth quarter of our 2019 fiscal year.

Our total distiller grains revenue was approximately 13% less during our third quarter of 2019 compared to the same period of 2018, due primarily to decreased dried distiller grains prices. The average price we received for our dried distiller grains was approximately 6% less during our third quarter of 2019 compared to the same period of 2018. We sell nearly all of our distiller grains in the dried form. Management attributes these lower distiller grains prices to supply and demand imbalances which have decreased distiller grains prices. Market corn prices are higher but distiller grains prices have not kept pace with increases in corn prices. Distiller grains are typically used as a feed substitute for corn and soybean meal. Management anticipates distiller grains prices will remain lower unless China reenters the distillers grains market, which could result in a significant increase in distiller grains demand. However, due to recent trade tensions between the United States and China, it is not anticipated that China will reenter the distiller grains market in the near term.

We sold approximately 6% fewer total tons of distiller grains during our third quarter of 2019 compared to the same period of 2018. This decrease was due to decreased production of distiller grains due to our decreased total production along with increased corn oil production. As we extract more corn oil from our distiller grains, it results in fewer tons of distiller grains production. Management anticipates distiller grains production will remain steady during the fourth quarter of our 2019 fiscal year.

Our total corn oil revenue was approximately 7% greater for our third quarter of 2019 compared to the same period of 2018 due to increased corn oil sales and relatively flat corn oil prices during the 2019 period. We sold approximately 4% more pounds of corn oil during our third quarter of 2019 compared to the same period of 2018 primarily because of improved corn oil extraction at the ethanol plant. The average price we received for our corn oil was comparable during our third quarter of 2019 compared to the same period of 2018.

Cost of Goods Sold

Our two primary costs of production are corn costs and natural gas costs. Our total cost of goods sold was approximately 3% greater for our third quarter of 2019 compared to the same period of 2018. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 13% greater during our third quarter of 2019 compared to our third quarter of 2018, primarily due to higher corn costs per bushel during the 2019 period. Our average cost per bushel of corn was approximately 16% greater during our third quarter of 2019 compared to our third quarter of 2018 due to increased corn demand and late planting during 2019 which raises concerns about the size of the corn crop that will be harvested in the fall of 2019. We processed approximately 3% fewer bushels of corn during our third quarter of 2019 compared to our third quarter of 2018 due to reduced overall production at the ethanol plant during the 2019 period. Management anticipates corn prices will remain higher due to the late harvest and concerns regarding the amount of corn that will be harvested in the fall of 2019. Management expects that the late planting and poor weather conditions could result in higher corn prices into our 2020 fiscal year.

Our total cost of goods sold related to natural gas was less during our third quarter of 2019 compared to the same period of 2018 primarily due to lower average natural gas prices. During our third quarter of 2019, the average delivered price we paid per MMBtu of natural gas was approximately 7% less compared to the same period of 2018. We used approximately 2% fewer MMBtu of natural gas during our third quarter of 2019 compared to our third quarter of 2018 due to reduced production. Management anticipates natural gas prices will be higher in the remaining months of our 2019 fiscal year due to increased natural gas usage for heating. If we experience another cold and long winter, it could result in even higher natural gas prices during the winter months. In an effort to offset the risk of such increases, the Company has locked in pricing for approximately 85% of its anticipated natural gas needs through the end of 2019. Further, if a shortage of natural gas were to occur, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our third quarter of 2019, we had a realized gain of approximately $2,339,000 and an unrealized gain of approximately $2,103,000 related to our corn and natural gas derivative instruments. During our third quarter of 2018, we had a realized gain of approximately $2,811,000 and an unrealized loss of approximately $842,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur. Our plant is expected to use approximately 67 million bushels of corn per year following our expansion. As of September 30, 2019, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately between 5% and 25% of its anticipated monthly grind for the next twelve months.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our third quarter of 2019 than our third quarter of 2018, due primarily to fewer legal expenses as compared to 2018.

Other Income (Expense)

We had less interest expense during our third quarter of 2019 compared to the same period of 2018 due to less borrowing on our loans and interest that was capitalized during the 2019 period. We had more other income during our third quarter of 2019 compared to the same period of 2018 due to more income earned from our equity method investments in 2019.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended September 30, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenue	$243,831,429	100.0	$238,202,792	100.0

Costs of goods sold	229,136,006	94.0	212,749,745	89.3

Gross profit	14,695,423	6.0	25,453,047	10.7

Selling, general and administrative expenses	2,870,660	1.2	2,743,212	1.2

Operating income	11,824,763	4.8	22,709,835	9.5

Other income (expense)	1,144,729	0.5	(532,978)	(0.2)

Net income	$12,969,492	5.3	$22,176,857	9.3

Revenue

Our total revenue for our nine months ended September 30, 2019 was approximately 2% greater than our total revenue for our nine months ended September 30, 2018.

For our nine months ended September 30, 2019, our total ethanol revenue was approximately 4% greater than our nine months ended September 30, 2018 due to increased ethanol production from our completed expansion. The average price we received for our ethanol during our nine months ended September 30, 2019 was the same as we received during our nine months ended September 30, 2018.

We sold approximately 4% more gallons of ethanol during our nine months ended September 30, 2019 compared to the same period of 2018.

Our total distiller grains revenue was approximately 7% less during our nine months ended September 30, 2019 compared to the same period of 2018, primarily due to decreased distiller grains prices. The average price we received for our dried distiller grains was approximately 7% less during our nine months ended September 30, 2019 compared to the same period of 2018. We sold approximately the same amount of total tons of distiller grains during our nine months ended September 30, 2019 compared to the same period of 2018.

Our total corn oil revenue was approximately 10% greater for our nine months ended September 30, 2019 compared to the same period of 2018 due to increased corn oil prices and increased corn oil sales during the 2019 period. We sold approximately 3% more pounds of corn oil during our nine months ended September 30, 2019 compared to the same period of 2018 primarily because of increased corn oil extraction efficiency during the 2019 period along with increased total production at the ethanol plant. The average price we received for our corn oil was approximately 7% greater during our nine months ended September 30, 2019 compared to the same period of 2018.

Cost of Goods Sold

Our total cost of goods sold was approximately 8% greater for our nine months ended September 30, 2019 compared to the same period of 2018. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 12% greater during our nine months ended September 30, 2019 compared to our nine months ended September 30, 2018 due to higher corn prices and increased corn consumption. Our average cost per bushel of corn was approximately 8% more during our nine months ended September 30, 2019 compared to our nine months ended September 30, 2018 due to unfavorable weather conditions which impacted our corn supply area during 2018. In addition, wet and cold weather delayed planting and resulted in uncertainty about the corn crop in the area that supplies the plant. Our increased corn consumption due to the plant expansion project may have resulted in higher market corn prices. We processed approximately 4% more bushels of corn during our nine months ended September 30, 2019 compared to our nine months ended September 30, 2018 due to increased production at the ethanol plant.

We experienced decreased natural gas prices during our nine months ended September 30, 2019 compared to the same period of 2018 primarily due to ample natural gas supplies and relatively consistent demand. During our nine months ended September 30, 2019, the average delivered price we paid per MMBtu of natural gas was approximately 7% less compared to the same period of 2018. We used approximately 4% more MMBtu of natural gas during nine months ended September 30, 2019 compared to our nine months ended September 30, 2018 due to increased production at the ethanol plant due to our plant expansion project.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our nine months ended September 30, 2019, we had a realized gain of approximately $1,021,000 related to our corn and natural gas derivative instruments and an unrealized gain of approximately $2,102,000 related to our corn derivative instruments. During our nine months ended September 30, 2018, we had a realized gain of approximately $2,406,000 and an unrealized gain of approximately $901,000 related to our corn derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during nine months ended September 30, 2019 than our nine months ended September 30, 2018, primarily due to increased legal expenses in 2019 as compared to 2018.

Other Income (Expense)

We had less interest expense during our nine months ended September 30, 2019 compared to the same period of 2018 due to having less borrowing during the 2019 period as well as interest that was capitalized into capital projects in 2019. We had more other income during our nine months ended September 30, 2019 compared to the same period of 2018 due to more income earned from our equity method investment in the 2019 period.

Changes in Financial Condition for the Nine Months Ended September 30, 2019

Balance Sheet Data	September 30, 2019	December 31, 2018
Total current assets	$92,654,384	$85,563,079
Total property and equipment	128,603,109	135,195,924
Total other assets	9,974,571	4,834,649
Total Assets	$231,232,064	$225,593,652

Total current liabilities	$47,435,567	$50,548,096
Total long-term liabilities	18,574,203	17,950,754
Total members' equity	165,222,294	157,094,802
Total Liabilities and Members' Equity	$231,232,064	$225,593,652

We had less cash and cash equivalents as of September 30, 2019 compared to December 31, 2018 due to cash invested in mutual funds along with cash we used in our operations. As of September 30, 2019, the value of our trading securities was greater compared to the trading securities we had at December 31, 2018 due to increased investment in trading securities and market changes. In order to fund our purchase obligation related to the Retterath repurchase agreement, we have allocated $30 million of our trading securities to the Retterath repurchase. Our accounts receivable was less at September 30, 2019 compared to December 31, 2018 due to the timing of our quarter end with respect to shipments of our ethanol and payments from our marketer along with decreased production which results in decreased accounts receivable. We had less inventory on hand at September 30, 2019 compared to December 31, 2018 primarily due to having less corn inventory at September 30, 2019. We had slightly more prepaid expenses at September 30, 2019 compared to December 31, 2018 due to prepaid quarterly and annual dues. The value of our derivative instruments was less at September 30, 2019 compared to December 31, 2018 due primarily to less cash which is held in our margin account with our commodities broker at September 30, 2019.

Our net property and equipment was lower at September 30, 2019 compared to December 31, 2018 due to the net effect of capital expenditures offset by depreciation. The value of our other assets was greater at September 30, 2019 compared to December 31, 2018 due to a change in accounting treatment for leases which we implemented.

Our current liabilities were less at September 30, 2019 compared to December 31, 2018, primarily due to decreased accounts payable as of September 30, 2019. Our accounts payable was less at September 30, 2019 compared to December 31, 2018 due primarily to having less deferred corn payments at September 30, 2019. Our accrued expenses were slightly higher at September 30, 2019 compared to December 31, 2018 due to less deferred corn payments accrued at December 31, 2018. We also added the current portion of our operating leases due to a change in accounting treatment for leases which we implemented.

Our long-term liabilities were greater at September 30, 2019 compared to December 31, 2018 due to the long term portion of our operating leases which are included in our long term liabilities due to a change in accounting treatment for leases which is reflected on our balance sheet at September 30, 2019.

Liquidity and Capital Resources

Our primary sources of liquidity as of September 30, 2019 were cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of September 30, 2019, we had $30.0 million available pursuant to our revolving loan and approximately $19.2 million in cash and cash equivalents. We also had $52 million at September 30, 2019 of trading securities, of which $30 million is set aside related to the Retterath repurchase agreement. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months ended September 30, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$24,848,477	$27,319,413
Net cash (used in) investing activities	(26,562,534)	(8,778,043)
Net cash (used for) financing activities	(7,842,000)	(12,752,750)
Cash at beginning of period	28,751,994	29,568,227
Cash and cash equivalents at end of period	$19,195,937	$35,356,847

Cash Flow From Operations

Our operations provided less cash during our first nine months of 2019 compared to the same period of 2018 due primarily to decreased net income during the 2019 period due to poor operating margins in the ethanol industry.

Cash Flow From Investing Activities

We used more cash from investing activities during our first nine months of 2019 compared to the first nine months of 2018 due to purchases of trading securities during the 2019 period.

Cash Flow From Financing Activities

We used less cash for financing activities during our first nine months of 2019 compared to the first nine months of 2018 due to decreased distributions and debt payments during the 2019 period.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). Each loan is described below.

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty or premium by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we may be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of September 30, 2019, we had approximately $21 million outstanding on the Term Loan.

Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at 310 basis points in excess of the 30-day London Interbank Offered Rate (LIBOR). We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of September 30, 2019, we had $0 outstanding on the Revolving Loan and $30 million available to be drawn. Interest accrued on the Revolving Loan as of September 30, 2019 at a rate of 5.19% per year.

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

As of September 30, 2019, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of September 30, 2019, we had price protection in place for approximately 11% of our anticipated corn needs, 85% of our natural gas needs and none of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	720,000	MMBTU	10%	$(216,000)
Ethanol	200,000,000	Gallons	10%	(28,000,000)
Corn	60,000,000	Bushels	10%	(22,800,000)

For comparison purposes, our sensitivity analysis for our third quarter of 2018 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	742,000	MMBTU	10%	$(244,860)
Ethanol	200,000,000	Gallons	10%	(24,000,000)
Corn	58,000,000	Bushels	10%	(20,880,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), Beth Eiler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit. In November 2016, the Iowa Court ruled that our original claims against Mr. Retterath would proceed to trial in January 2017 as scheduled and that any other issues that remain following that trial would be litigated after a ruling is issued in the January 2017 trial. The trial was held in January 2017. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed motions with the Iowa Court to reconsider its ruling or alternatively award Mr. Retterath a new trial. Mr. Retterath also asked the Iowa Court to stay his obligation to perform the repurchase agreement until these motion are ruled on by the Iowa Court. The Iowa Court granted Mr. Retterath's stay while the court considered his post-trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling. Mr. Retterath filed an appeal of the Iowa Court's decision which is pending with the Iowa Supreme Court.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 14, 2019	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2019	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)