Form 10-K
period 2019-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2020-03-06
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24, Lawler, Iowa	52154
(Address of principal executive offices)	(Zip Code)

(563) 238-5555
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2019, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,777,000.

As of March 6, 2020, there were 90,420 membership units outstanding. On June 13, 2013, the registrant entered into an agreement with Steve Retterath, the registrant's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The registrant agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. This transaction has been the subject of litigation since August 2013. In February 2020, the Iowa Supreme Court ruled that the unit purchase agreement was valid and enforceable. As of December 31, 2019, the registrant had recorded a $30 million short-term liability related to the amount the registrant agreed to pay Mr. Retterath to repurchase his membership units and correspondingly reduced members' equity on our balance sheet. The 90,420 membership units outstanding include the contested membership units the registrant agreed to repurchase from Mr. Retterath.

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

In January 2017, we went to trial with Mr. Retterath on the first part of the Iowa state court case regarding whether the repurchase agreement is valid and enforceable. On June 15, 2017, the Iowa state court issued its ruling finding the repurchase agreement valid and enforceable and ordering Mr. Retterath to perform his obligations under the repurchase agreement. Following the Iowa state court's decision, Mr. Retterath filed post-trial motions in which he asked the court to reconsider its decision and grant a new trial and requested the court stay its order until these motions are considered. The Iowa state court granted the stay pending resolution of the post-trial motions. These post-trial motions were denied and Mr. Retterath filed an appeal of the Iowa state court's ruling. In February 2020, the Iowa Supreme Court ruled that the repurchase agreement was valid and enforceable.

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

During our 2019 fiscal year, we paid two distributions for a total distribution of $22,596,000, $75 per membership unit paid in June 2019 to holders of 64,560 membership units, and $275 per membership unit paid in December 2019 to holders of 64,560 membership units.

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

Product	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Ethanol	78%	76%	81%
Distiller Grains	18%	20%	14%
Corn Oil	4%	4%	5%

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

Principal Product Markets

Ethanol

The primary market for our ethanol is the domestic fuel blending market. Other than in 2019, over recent years the United States has experienced increased ethanol exports. This increase in ethanol exports followed a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encourage exports. During our 2019 fiscal year, exports of ethanol have decreased, but with the top export destinations being Canada, Brazil, India, China, South Korea, the Philippines and Peru. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the recent imposition of a tariff on imported ethanol by Brazil and increased tariffs implemented by China have created uncertainty as to the viability of these markets for ethanol produced in the United States and may require United States producers to seek out other markets for their products. The trade actions taken by other countries are unpredictable and can have a significant impact on domestic demand and prices as excess ethanol supply can significantly reduce domestic ethanol prices. The industry continues to look for new export markets in order to diversify demand for ethanol.

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

Distiller Grains

Distiller grains are primarily used as animal feed. Distiller grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distiller grains exports have increased in recent years as distiller grains have become a more accepted animal feed. During our 2019 fiscal year, the largest importers of United States distiller grains were Mexico, Turkey, South Korea, Thailand, China and Canada. Distiller grains demand has continued to be impacted by Chinese tariffs on distiller grains. Historically, China was the largest export market for United States distiller grains. However, due to continuing trade tensions between the United States and China, management does not believe China will significantly increase its demand for distiller grains in the near term which could impact profitability in the ethanol industry during 2020.

Corn Oil

The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Corn oil demand was relatively stable during our 2019 fiscal year. However, additional corn oil supply has continued to enter the market as the production capacity of the United States ethanol industry has expanded which has negatively impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

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

New Products and Services

We did not introduce any new products or services during our 2019 fiscal year.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers as well as raw material suppliers. As of December 3, 2019, the Renewable Fuels Association estimates that there are 212 ethanol production facilities in the United States with capacity to produce approximately 16.6 billion gallons of ethanol per year. According to RFA estimates, approximately 9% of the ethanol production capacity in the United States was not operating as of December 3, 2019. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,616	10%
POET Biorefining	1,711	10%
Valero Renewable Fuels	1,697	10%
Green Plains Renewable Energy	1,111	7%
Flint Hills Resources	840	5%
Updated: December 3, 2019

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

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices. Many ethanol producers have increased corn oil production due to the relatively low value of distiller grains which has increased corn oil competition.

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

Corn prices were higher during our 2019 fiscal year compared to previous years as a result of a decrease in the amount of corn harvested in the fall of 2019 in our local corn draw area. We have not had difficulty securing the corn we need to operate the ethanol plant, however, our cost to purchase the corn we require has been higher. There is less corn available in our local market due to the wet weather and flooding in the spring of 2019, which delayed planting, along with wet weather during harvest, which delayed the harvest, it may have decreased the amount of corn harvested in the fall of 2019. This may require us to purchase corn which is grown farther away from our plant which may increase our corn costs during our 2020 fiscal year. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

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

On March 6, 2009, we entered into an Electrical Services Agreement with Hawkeye Tri-County Electric Cooperative (Hawkeye), to supply all of the electricity necessary to operate the ethanol plant. Pursuant to the agreement, Hawkeye has installed the electrical facilities necessary to deliver all of the electric power and energy required to operate our ethanol plant. The agreement with Hawkeye remained in effect for ten years from the date we began processing ethanol at the plant (April 2009), and terminated on the tenth anniversary of that date (April 2019). We may continue to receive the service following expiration of the ten-year term for a minimum of two years. Either party will then have the right to terminate the agreement upon six months' written notice. Hawkeye recently completed a merger and is now called MiEnergy Cooperative.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal Savings Bank ("Home Federal"). Management believes that our current sources of working capital are sufficient to sustain our operations for our 2020 fiscal year and beyond.

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

Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022, including both corn-based and advanced ethanol. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. Recently, the EPA has been granting small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018 and 2 billion gallons in 2019. These small refinery exemptions have had a significant negative impact on domestic demand for ethanol and have resulted in negative operating margins in the ethanol industry.

In recent years, the EPA has reduced the volume obligations for advanced renewable fuels under the RFS which has negatively impacted demand for ethanol. The RFS statutory Renewable Volume Obligation (RVO) and the EPA's RVO (in billion gallons) are as follows:

Year		Total Renewable Volume Obligation	Total Renewable Volume Obligation For Corn-based Ethanol
2017	Statutory	24.00	15.00
	EPA Rule	19.28	15.00
2018	Statutory	26.00	15.00
	EPA Rule	19.29	15.00
2019	Statutory	28.00	15.00
	EPA Rule	19.92	15.00
2020	Statutory	30.00	15.00
	EPA Rule	20.09	15.00

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

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States. In June 2019, the Trump Administration approved the use of E15 year-round which has somewhat expanded the use of E15, but has not been significant enough to offset demand losses which resulted from the small refinery waivers from the RFS.

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

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2019, we incurred costs and expenses of approximately $195,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $200,000 for compliance with environmental laws for our fiscal year ended December 31, 2020.

Employees

As of December 31, 2019, we had 54 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

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

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, at times the price of gasoline has decreased which has reduced the spread between the price of gasoline and the price of ethanol. This trend negatively impacted ethanol prices. If this trend were to return and continue for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Distiller grains demand and prices has been negatively impacted by the Chinese anti-dumping and countervailing duty investigation. China was historically the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33% in response to this investigation and an anti-subsidy duty on September 30, 2016 of approximately 10%. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties at rates higher than the preliminary rates set in September 2016. The anti-dumping duties range from 42.2% to 53.7%, an increase from the preliminary duty of 33.8% issued in September 2016. The final anti-subsidy tariffs range from 11.2% to 12%, up from 10% to 10.7% issued in September 2016. Both during the investigation and after the announcement of the duties, distiller grains demand and prices have been negatively impacted. While we expect China to continue to import some distiller grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distiller grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require at prices which allow us to profitably operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. However, during 2019 the United States experienced late corn planting and harvest due to wet weather conditions. These unfavorable weather conditions resulted in higher corn prices during 2019. Further, the late corn harvest may result in less corn being harvested and more quality issues with the corn which could impact our operations during our 2020 fiscal year. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

Risks Related to Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol in recent years. However, this did not continue to occur for our 2019 fiscal year, and may not continue to occur during our 2020 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2020 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

If exports of ethanol are reduced, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2019 fiscal year with exports of ethanol. Management believes exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may continue to decrease. In 2017, China and Brazil both implemented import tariffs on United States ethanol and the European Union has maintained a tariff since 2012, which was only recently repealed in 2019. As a result of small refinery exemptions in 2018 and 2019, we are experiencing the impact of excess ethanol supplies in the market. Without exports of ethanol, excess ethanol supplies in the United States will continue which could continue to negatively impact prices. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On December 19, 2019, the EPA released its final rule and set the 2020 total volume obligation at 20.09 billion gallons of which 15.0 billion gallons could be met by corn-based ethanol. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

The EPA issued small refinery exemption waivers to the RFS requirement which has resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA has been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery exemption waivers, the EPA reallocated the waived gallons to other refiners. The EPA under the Trump Administration was granting significantly more waivers than in the past and was not reallocating the waived gallons to other refiners. These actions have resulted in demand destruction in 2018 and 2019 which led to reduced market ethanol prices and negative operating margins in the ethanol industry. This reduction in ethanol demand has negatively impacted the profitability of our operations. We believe that these small refinery exemptions will continue to be granted by the EPA and that it will continue to negatively impact profitability in the ethanol industry which could reduce or eliminate the value of our units despite efforts to include reallocated gallons.

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. The Chinese government increased the tariff on U.S. ethanol imports into China to 70%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

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

All of our tangible and intangible property, real and personal, serves as the collateral for our debt financing with Home Federal, which is described below under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources."

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

Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit. In November 2016, the Iowa Court ruled that our original claims against Mr. Retterath would proceed to trial in January 2017 as scheduled and that any other issues that remain following that trial would be litigated after a ruling is issued in the January 2017 trial. The trial was held in January 2017. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed motions with the Iowa Court to reconsider its ruling or alternatively award Mr. Retterath a new trial. Mr. Retterath also asked the Iowa Court to stay his obligation to perform the repurchase agreement until these motion are ruled on by the Iowa Court. The Iowa Court granted Mr. Retterath's stay while the court considered his post-trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling. Mr. Retterath filed an appeal of the Iowa Court's decision. In February 2020, the Iowa Supreme Court ruled that the repurchase agreement is valid and enforceable.

GS Cleantech Patent Litigation

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The Company is one of more than twenty ethanol manufacturers that were sued by GS Cleantech. The complaint alleges that the Company's operation of a corn oil extraction process infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees. The complaint was transferred to the United States District Court for the Southern District of Indiana due to a finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL"). The MDL Court developed two tracks of defendants in this litigation. The first track includes defendants which were originally sued by GS Cleantech in 2010 and a second track of defendants sued in 2013 which includes the Company. On October 23, 2014, the MDL Court granted summary judgment in favor of the first track defendants and found that the GS Cleantech patents which the Company is alleged to have infringed are invalid. Further, in a January 16, 2015 decision, the MDL ruled in favor of a stipulated motion for partial summary judgment finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech appealed these decisions. The federal appeals court recently rejected GS Cleantech's appeal.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

As of March 6, 2020, we had 90,420 units outstanding and approximately 1,278 total members. On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest equity holder, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million. Following the end of our 2019 fiscal year, in February 2020, the Iowa Supreme Court ruled that the repurchase agreement is valid and enforceable. The 90,420 membership units outstanding include the contested membership units the Company agreed to repurchase from Mr. Retterath.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2018	$2,400	$2,800	$2,764	55
Second Quarter 2018	$2,500	$2,700	$2,671	97
Third Quarter 2018	$2,500	$2,950	$2,676	78
Fourth Quarter 2018	$3,000	$3,000	$3,000	25
First Quarter 2019	$2,750	$3,000	$3,000	10
Second Quarter 2019	$2,750	$2,800	$2,773	54
Third Quarter 2019	$2,500	$2,800	$2,571	35
Fourth Quarter 2019	$—	$—	$—	—

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

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2018	$—	$—	$—	—
Second Quarter 2018	$—	$—	$—	—
Third Quarter 2018	$3,200	$3,200	$3,200	25
Fourth Quarter 2018	$3,000	$3,000	$3,000	35
First Quarter 2019	$2,750	$3,000	$2,857	70
Second Quarter 2019	$2,750	$2,850	$2,783	30
Third Quarter 2019	$2,650	$2,750	$2,716	107
Fourth Quarter 2019	$—	$—	$—	—

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2018	$2,450	$2,500	$2,480	50
Second Quarter 2018	$2,500	$2,500	$2,500	30
Third Quarter 2018	$2,500	$2,600	$2,527	55
Fourth Quarter 2018	$2,750	$2,900	$2,806	40
First Quarter 2019	$—	$—	$—	—
Second Quarter 2019	$2,000	$2,000	$2,000	50
Third Quarter 2019	$—	$—	$—	—
Fourth Quarter 2019	$2,200	$2,200	$2,200	10

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

Performance Graph

The following graph shows a comparison of cumulative total member return since December 31, 2014, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2014. Data points on the graph are quarterly. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.
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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2017, 2016 and 2015 and the selected income statement data and other financial data for the years ended December 31, 2016 and 2015 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of December 31, 2019 and 2018 and the selected income statement data and other financial data for each of the years in the three year period ended December 31, 2019 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	2019	2018	2017	2016	2015
Total Revenue	$329,774,685	$307,400,097	$256,525,281	$272,938,079	$269,970,953
Net Income	19,476,753	19,766,205	16,832,350	34,484,463	24,511,283
Net Income Per Unit	301.68	306.09	260.62	533.94	379.52
Distributions Declared Per Unit	350.00	220.00	255.00	499.00	362.00
Total Assets	222,959,992	225,593,652	225,298,068	198,784,899	186,992,229
Long-term Liabilities	15,081,767	17,950,754	23,936,683	123,190	350,059
Members' Equity	153,975,555	157,094,802	151,600,547	151,237,372	148,980,824

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal Years Ended December 31, 2019 and 2018

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenue	$329,774,685	100.0	$307,400,097	100.0

Cost of goods sold	307,650,836	93.3	283,549,201	92.2

Gross profit	22,123,849	6.7	23,850,896	7.8

Selling, general and administrative expenses	3,885,532	1.2	3,658,156	1.2

Operating income	18,238,317	5.5	20,192,740	6.6

Other income (expense)	1,238,436	0.4	(426,535)	(0.1)

Net income	$19,476,753	5.9	$19,766,205	6.4

Revenue

Our total revenue for our 2019 fiscal year was approximately 7% greater than our total revenue for our 2018 fiscal year. Management attributes this increase in revenue primarily with increased total production at the ethanol plant which resulted in increased sales during our 2019 fiscal year, partially offset by decreased average distiller grains prices. Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

For our 2019 fiscal year, our total ethanol revenue increased by approximately 10% compared to our 2018 fiscal year due to increased production due to increased efficiency operating our expanded ethanol plant along with a slight increase in the average price we received for the ethanol we sold during our 2019 fiscal year. The gallons of ethanol we sold during our 2019 fiscal year increased by approximately 5% compared to our 2018 fiscal year. This increase in ethanol sales resulted from increased ethanol production at the ethanol plant. The average price we received for our ethanol during our 2019 fiscal year was approximately 4% greater than during our 2018 fiscal year. Management attributes this increase in ethanol prices to increased corn prices along with a decreased market supply of ethanol due to unfavorable operating conditions in the ethanol industry which resulted in some ethanol producers decreasing production or ceasing operation altogether. Ethanol demand was significantly impacted by EPA's small refinery exemption waivers from the ethanol blending requirements in the Renewable Fuels Standard. Management anticipates continued lower ethanol prices during our 2020 fiscal year as we expect that domestic ethanol demand will continue to be impacted by EPA's small refinery exemptions, however, we expect them to be less than in prior years. In addition, trade disputes, particularly with China, may continue to negatively impact export demand for ethanol which may result in continued oversupply in the market and unfavorable operating margins. While we believe that we are an efficient producer of ethanol which may allow us to operate at times when our competition must shut down, we expect that poor market conditions will continue to impact our profitability.

Our total distiller grains revenue was approximately 4% less during our 2019 fiscal year compared to the same period of 2018 primarily due to decreased average distiller grains prices, partially offset by increased distiller grains production during our 2019 fiscal year. We sold approximately 3% more tons of distiller grains during our 2019 fiscal year compared to the same period of 2018 due to our increased overall production. The average prices we received for our distiller grains was less during our 2019 fiscal year compared to the same period of 2018 due primarily to decreased distiller grains demand. We primarily sell our distiller grains in the dried form based on market conditions which favor this product, however we still sell a small portion of our distillers grains in the modified form. The average price we received per ton of dried distiller grains sold decreased by approximately 6% during our 2019 fiscal year compared to the same period of 2018. The average price we received per ton of modified distiller grains sold decreased by approximately 31% during our 2019 fiscal year compared to the same period of 2018. Since distiller grains are primarily used as an animal feed substitute for corn and soybean meal, the price of distiller grains is impacted by these competing products. Management anticipates relatively stable distiller grains prices during our 2020 fiscal year unless corn and soybean production is lower or export demand for these products increases, especially if export issues between China and the

United States are resolved. If China reenters the market for United States agricultural products, it could quickly result in higher corn, soybean and distiller grains prices.

Our revenue from corn oil sales was approximately 12% greater during our 2019 fiscal year compared to the same period of 2018, due to increased corn oil production and prices for the corn oil we sold during our 2019 fiscal year. The average price we received for our corn oil during our 2019 fiscal year was approximately 4% greater than the average price we received during the same period of 2018. Management attributes this increase in corn oil prices with decreased corn oil supply during 2019. Recently the biodiesel blenders' tax credit was renewed for prior years and until December 31, 2022. Management expects that added certainty in the biodiesel blenders' credit will result in higher corn oil prices.

We sold approximately 7% more pounds of corn oil during our 2019 fiscal year compared to the same period of 2018. Management attributes this increase in corn oil sales with increased production by the ethanol plant, generally. Management expects corn oil production to be comparable during our 2020 fiscal year compared to our 2019 fiscal year.

Cost of Goods Sold

Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was higher during our 2019 fiscal year compared to our 2018 fiscal year due to increased consumption of corn and natural gas, along with higher average corn costs per bushel during our 2019 fiscal year compared to our 2018 fiscal year.

The average price we paid per bushel of corn was approximately 5% greater during our 2019 fiscal year compared to our 2018 fiscal year. Management attributes this increase in the average price we paid per bushel of corn with late planting and a late harvest in 2019 which led to uncertainty about the size and quality of the 2019 corn crop. In addition, the amount of corn harvested in the fall of 2019 was less than in previous years which impacted corn prices later in the year. Management anticipates that corn prices will remain at current levels during our 2020 fiscal year, unless Chinese export demand increases significantly which could result in higher corn prices and demand. During our 2019 fiscal year we have realized and unrealized gains on our corn and natural gas risk management positions of approximately $4.5 million, which decreased our cost of goods sold during our 2019 fiscal year. During our 2018 fiscal year, we experienced a combined realized and unrealized gain on our risk management positions of approximately $2.9 million which reduced our cost of goods sold during our 2018 fiscal year.

We purchased approximately 7% more bushels of corn during our 2019 fiscal year compared to our 2018 fiscal year. Management attributes this increase in corn consumption with increased production during our 2019 fiscal year due to improved operation of the ethanol plant during our 2019 fiscal year. Management anticipates that our corn consumption will be comparable during our 2020 fiscal year compared to our 2019 fiscal year because we currently anticipate comparable production during the 2020 fiscal year.

During our 2019 fiscal year, the average price we paid per MMBtu of natural gas was approximately 9% less compared to our 2018 fiscal year. Management attributes this decrease in natural gas prices to lower market prices of natural gas due additional natural gas supply in the market. In addition, we entered into natural gas price lock agreements for most of 2019 which helped avoid natural gas price spikes. Management expects relatively stable natural gas prices during our 2020 fiscal year because we anticipate securing price lock agreements for a percentage of our 2020 anticipated usage. We consumed approximately 5% more natural gas during our 2019 fiscal year compared to the same period of 2018, primarily due to increased production at the ethanol plant along with our steam turbine which converts steam to electricity. We expect our natural gas consumption to be comparable during our 2020 fiscal year as we anticipate comparable production at the ethanol plant during our 2020 fiscal year.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were greater during our 2019 fiscal year compared to our 2018 fiscal year due primarily to increased insurance expense, increased property taxes and additional employee related expenses partially offset by lower business promotion and legal expenses.

Other Income (Expense)

We had less interest expense during our 2019 fiscal year compared to our 2018 fiscal year due to decreasing principal amounts outstanding on our loans as scheduled principal payments are paid. We had more interest income during our 2019 fiscal year compared to the same period of 2018 due to having more cash on hand during the 2019 period. We had more other income during our 2019 fiscal year compared to the same period of 2018 primarily due to having more net earnings on trading securities.

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

Revenue

Our total revenue for our 2018 fiscal year was approximately 20% more than our total revenue for our 2017 fiscal year. Management attributes this increase in revenue primarily with increased total production at the ethanol plant which resulted in increased sales during our 2018 fiscal year, partially offset by decreased ethanol and corn oil prices. Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

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

We sold 19% more gallons of ethanol during our 2018 fiscal year compared to the same period of 2017. Management attributes this increase in ethanol sales resulted from increased ethanol production at the ethanol plant due to our plant expansion project which became operational in the last month of our 2017 fiscal year.

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

The average price we paid per bushel of corn was approximately 4% greater during our 2018 fiscal year compared to our 2017 fiscal year. Management attributes this increase in the average price we paid per bushel of corn with increased demand for corn due to our expansion project along with weather conditions during our 2018 fiscal year which impacted local prices for corn during our 2018 fiscal year. In addition to the higher corn prices, our cost of goods sold was higher during our 2018 fiscal year due primarily to increased production during 2018 fiscal year as well as less realized and unrealized gains on our corn risk management positions as compared to 2017. During our 2017 fiscal year, we experienced a combined realized and unrealized gain on our risk management positions of approximately $3.8 million which reduced our cost of goods sold during our 2017 fiscal year as compared to $2.9 million realized and unrealized gains during our 2018 fiscal year.

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

Changes in Financial Condition for the Fiscal Years Ended December 31, 2019 and 2018

Balance Sheet Data	December 31, 2019	December 31, 2018
Total current assets	$87,173,152	$85,563,079
Total property and equipment	126,554,986	135,195,924
Total other assets	9,231,854	4,834,649
Total Assets	$222,959,992	$225,593,652

Total current liabilities	$53,902,670	$50,548,096
Total long-term liabilities	15,081,767	17,950,754
Total members' equity	153,975,555	157,094,802
Total Liabilities and Members' Equity	$222,959,992	$225,593,652

We had less cash on hand at December 31, 2019 compared to December 31, 2018 due to cash we were holding in our trading securities account. We had approximately $42.5 million in marketable trading securities at December 31, 2019 compared to approximately $30.6 million at December 31, 2018. A portion of our marketable trading securities during each period is being held to complete the Retterath unit repurchase. The value of our accounts receivable was less at December 31, 2019 compared to December 31, 2018 due to the timing of our product shipments compared to the end of our fiscal year as we were awaiting payment for less of our finished products at the end of our 2019 fiscal year compared to the end of our 2018 fiscal year. The value of our inventory was higher at December 31, 2019 compared to December 31, 2018 due primarily to increased corn inventory at December 31, 2019 compared to December 31, 2018 partially offset by decreased finished goods inventory at the end of our 2019 fiscal year. We had more prepaid and other assets at December 31, 2019 compared to December 31, 2018 due to increases in spare parts held on hand and an increase in prepaid insurance.

The value of our plant equipment and buildings was less at December 31, 2019 compared to December 31, 2018 primarily due to regular depreciation of our assets, partially offset by capital projects which were completed or in progress during our 2019 fiscal year. We had approximately $723,0000 in construction in progress at December 31, 2019 primarily related to capital projects involving heat recovery.

Our other assets were higher because of the right of use asset related to the new lease pronouncement which requires leases be recognized on the balance sheet. This increase was partially offset by a decrease in undistributed income from our investment in RPMG, LLC, an affiliate of our ethanol and corn oil marketer. In addition, we continue to amortize certain utility rights associated with construction of the ethanol plant.

Current liabilities increased due to increased accounts payables at December 31, 2019 compared to December 31, 2018 and the addition of the current portion of operating lease liability in 2019. We had a $30 million liability as of December 31, 2019 and 2018 related to the membership unit repurchase agreement. Our accrued expenses, primarily related to year-end bonus accruals, were comparable at December 31, 2019 and December 31, 2018.

We had less long-term liabilities at December 31, 2019 compared to December 31, 2018 due to payments we made on the term debt we incurred related to our expansion project partially offset by the addition of operating lease liability in 2019.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2019, we had $30 million available pursuant to our revolving loan and approximately $17.3 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months to continue our operations. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

Comparison of Cash Flows for fiscal years ended December 31, 2019 and 2018.

The following table shows cash flows for the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$35,290,146	$30,742,309
Net cash (used in) investing activities	(18,171,437)	(11,286,592)
Net cash (used in) financing activities	(28,596,000)	(20,271,950)
Cash at beginning of period	28,751,994	29,568,227
Cash at end of period	$17,274,703	$28,751,994

Cash Flow From Operations

Our operations generated more cash during our 2019 fiscal year compared to the same period of 2018 primarily due to changes in our accounts payable and accrued expenses during the 2019 fiscal year which resulted in additional cash during the 2019 period.

Cash Flow From Investing Activities

We used less cash for capital expenditures during our 2019 fiscal year compared to our 2018 fiscal year . Our primary capital projects during our 2019 fiscal year were a yeast propagation project, a stack heat recovery project and some other operating upgrades. We used more cash during our 2019 fiscal year compared to our 2018 fiscal year for purchases of trading securities.

Cash Flow From Financing Activities

We used more cash for distributions to our members during our 2019 fiscal year compared to our 2018 fiscal year.

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

Cash Flow From Operations

Our operations generated less cash during our 2018 fiscal year compared to the same period of 2017 primarily due to changes in our accounts receivable during the 2018 fiscal year partially offset by increased inventory and depreciation as well as net income.

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

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we will be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of December 31, 2019, we had $18 million outstanding on the Term Loan.

Term Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at 310 basis points in excess of the 30-day London Interbank Offered Rate (LIBOR), 4.80% as of December 31, 2019. We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of December 31, 2019, we had $0 outstanding on our term revolving loan and $30,000,000 available to be drawn.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. We agreed to a debt service coverage ratio of 1:15 to 1:00 and minimum working capital covenant of $30 million.  We are permitted to pay distributions to our members up to 100% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants including compliance with the financial covenants.  Further, during 2018 our maximum capital expenditure covenant was increased from $10 million to $12 million for 2018 and $15 million per year going forward. As of December 31, 2019, we were in compliance with all of our debt covenants and financial ratios.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our contractual obligations and approximate commitments as of December 31, 2019:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Debt Obligations	$18,000,000	$6,000,000	$12,000,000	$—	$—
Operating Lease Obligations	5,049,000	1,752,000	2,798,000	409,000	90,000
Purchase Obligations	27,438,000	27,438,000	—	—	—
Total Contractual Cash Obligations	$50,487,000	$35,190,000	$14,798,000	$409,000	$90,000

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we had no amounts outstanding on variable interest debt as of December 31, 2019. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of December 31, 2019, we had price protection in place for approximately 6% of our anticipated corn needs, 78% of our natural gas needs and 15% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	1,121,000	MMBTU	10%	$246,620
Ethanol	192,235,000	Gallons	10%	26,912,900
Corn	60,759,000	Bushels	10%	24,303,600

For comparison purposes, our sensitivity analysis for our 2018 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	983,500	MMBTU	10%	$344,225
Ethanol	200,000,000	Gallons	10%	24,000,000
Corn	61,700,000	Bushels	10%	22,212,000

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of Homeland Energy Solutions, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC (the Company) as of December 31, 2019 and 2018, the related statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Des Moines, Iowa
March 6, 2020

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,274,703	$28,751,994
Trading securities	42,508,451	30,553,821
Accounts receivable	7,159,632	7,231,721
Derivative instruments	799,484	929,383
Inventory	15,311,396	14,750,199
Prepaid and other	4,119,486	3,345,961
Total current assets	87,173,152	85,563,079

PROPERTY AND EQUIPMENT
Land and improvements	23,181,342	23,169,342
Buildings	8,777,302	8,718,139
Equipment	222,979,738	212,760,113
Construction in progress	722,507	4,131,692
	255,660,889	248,779,286
Less accumulated depreciation	129,105,903	113,583,362
Total property and equipment	126,554,986	135,195,924

OTHER ASSETS
Right of use asset operating leases	4,678,365	—
Utility rights, net of accumulated amortization of $1,728,386 and $1,591,994	579,643	716,035
Other assets	3,973,846	4,118,614
Total other assets	9,231,854	4,834,649

TOTAL ASSETS	$222,959,992	$225,593,652

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2019	December 31, 2018
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,834,053	$13,177,598
Due to former member	30,000,000	30,000,000
Accrued expenses	1,507,195	1,370,498
Current maturities of long term debt	6,000,000	6,000,000
Current portion operating lease liability	1,561,422	—
Total current liabilities	53,902,670	50,548,096

COMMITMENTS AND CONTINGENCIES (Note 5)

LONG-TERM LIABILITIES
Term revolving loan, total long-term liabilities	11,964,824	17,950,754
Operating lease liability	3,116,943	—
Total long-term liabilities	15,081,767	17,950,754

MEMBERS' EQUITY (64,560 units issued and outstanding)	153,975,555	157,094,802

TOTAL LIABILITIES AND MEMBERS' EQUITY	$222,959,992	$225,593,652

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2019, 2018, and 2017

	2019	2018	2017

Revenue	$329,774,685	$307,400,097	$256,525,281

Costs of goods sold	307,650,836	283,549,201	236,834,163

Gross profit	22,123,849	23,850,896	19,691,118

Selling, general and administrative expenses	3,885,532	3,658,156	3,525,736

Operating income	18,238,317	20,192,740	16,165,382

Other income (expense)
Interest expense	(902,101)	(1,314,324)	(318,288)
Interest income	53,375	14,516	88,558
Other income	2,087,162	873,273	896,698
Total other income (expense)	1,238,436	(426,535)	666,968

Net Income	$19,476,753	$19,766,205	$16,832,350

Basic & diluted net income per capital unit	$302	$306	$261

Distribution per capital unit	$350	$220	$255

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,560	64,576	64,585

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2019, 2018 and 2017

Members'
Equity
Balance, December 31, 2016	$151,237,372
Distributions	(16,469,175)
Net Income	16,832,350
Balance, December 31, 2017	151,600,547
Redemption of 25 Membership Units	(65,000)
Distributions	(14,206,950)
Net Income	19,766,205
Balance, December 31, 2018	157,094,802
Distributions	(22,596,000)
Net Income	19,476,753
Balance, December 31, 2019	$153,975,555

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2019, 2018, and 2017

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,476,753	$19,766,205	$16,832,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,693,009	15,169,546	12,707,225
Unrealized loss (gain) on risk management activities	129,900	(174,163)	(226,035)
Realized and unrealized (gain) on trading securities	(1,954,630)	(351,156)	(631,352)
(Gain) loss on disposal of property and equipment	(550)	—	4,082
Change in working capital components:
Accounts receivable	72,089	(5,971,285)	4,998,067
Inventory	(561,197)	1,233,735	(4,364,370)
Prepaid expenses and other	(965,629)	(470,208)	(167,724)
Accounts payable, accrued expenses	3,400,401	1,539,635	2,459,248
Net cash provided by operating activities	35,290,146	30,742,309	31,611,491

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	(30,000,000)	—	—
Sale of trading securities	20,000,000	—	11,979,838
Payments for equipment and construction in progress	(8,508,858)	(10,524,217)	(41,450,674)
Proceeds from sale of equipment	550	—	—
Decrease (increase) in other assets	336,871	(762,375)	(201,729)
Net cash (used in) investing activities	(18,171,437)	(11,286,592)	(29,672,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(22,596,000)	(14,206,950)	(16,469,175)
Payments for debt issuance costs	—	—	(70,167)
Proceeds from long-term borrowings	—	—	30,000,000
Redemption of member units	—	(65,000)	—
Payments on long-term borrowings	(6,000,000)	(6,000,000)	—
Net cash provided by (used in) financing activities	(28,596,000)	(20,271,950)	13,460,658

Net increase (decrease) in cash and cash equivalents	(11,477,291)	(816,233)	15,399,584

Cash and Cash Equivalents - Beginning	28,751,994	29,568,227	14,168,643
Cash and Cash Equivalents - Ending	$17,274,703	$28,751,994	$29,568,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of 2019 $203,690 and 2018 $74,077 and 2017 $427,079	$888,031	$1,423,995	$187,696
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$6,320,411	$—	$—
Accounts payable related to property and equipment	$188,830	$1,796,079	$2,548,456
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

At December 31, 2019, trading securities consisted of short term bond mutual funds with an approximate cost of $42,370,000 and fair value of $42,508,000. At December 31, 2018, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $31,292,000 and fair value of $30,554,000. For the fiscal years ended December 31, 2019, 2018, and 2017 the Company recorded interest, dividends and realized and unrealized gains and losses from these investments of approximately $1,955,000, $351,000, and $553,000 respectively.

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require a long-lived asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset group to the carrying value of the asset group. If the carrying value of the long-lived asset group in not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company has concluded that no impairment is necessary as of December 31, 2019 and 2018.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

At December 31, 2019, the Company anticipates the following amortization of utility rights for the years ended December 31:

2020	$136,000
2021	136,000
2022	136,000
2023	136,000
2024	36,000
Total amortization	$580,000

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

Prior to, or on, August 1, 2013, the Company believes it has a binding agreement with Steve Retterath to repurchase and retire all 25,860 membership units owned by Mr. Retterath. These membership units have thus been excluded in the determination of net income per unit as presented in the Statement of Operations. The Company is currently involved in litigation with Mr. Retterath. There is potential that Mr. Retterath will continue as a unit holder upon conclusion of the litigation and said membership units would not be redeemed under the repurchase agreement. If the units are not redeemed, basic and diluted net income per unit, including the 25,860 units, for the twelve months ended December 31, 2019, 2018 and 2017 would be approximately $215, $219, and $186, respectively.

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

Environmental Liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2019, 2018, or 2017.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the year ended December 31, 2019, ethanol sales averaged approximately 78% of total revenues, while approximately 18% of revenues were generated from the sale of distiller grains and 4% of revenues were generated from the sale of corn oil. For the year ended December 31, 2019, corn costs averaged approximately

Homeland Energy Solutions, LLC
Notes to Financial Statements

79% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of December 31, 2019 and 2018.

	2019	2018
Raw Materials	$10,757,505	$8,983,124
Work in Process	2,617,916	2,295,715
Finished Goods	1,935,975	3,471,360
Totals	$15,311,396	$14,750,199

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

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and accrues at a rate equal to the one month LIBOR plus 310 basis points, 4.8% on December 31, 2019. There was no balance outstanding on the term revolving loan and $30 million available to be drawn as of December 31, 2019.

Term Loan

Homeland Energy Solutions, LLC
Notes to Financial Statements

Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. The Company currently has $18 million outstanding on the term loan. Interest on the term loan is at a fixed rate of 4.79%. The Company is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. The long-term portion of the outstanding debt is presented net of unamortized debt issuance costs of $35,176 and $49,246 as of December 31, 2019 and 2018.

At December 31, 2019, the Company had the following debt maturities on the term loan for the twelve month periods ended December 31:

2020	$6,000,000
2021	6,000,000
2022	6,000,000
Total principal payments	$18,000,000

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of December 31, 2019.

4.    RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENT

Due to Former Member
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 memberships units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. The Company believes that it has a binding agreement with Mr. Retterath. On August 14, 2013, the Company filed a lawsuit against Mr. Retterath in Iowa state court to enforce the terms of the repurchase agreements. The Company is asking the Iowa court to require Mr. Retterath to complete the repurchase agreement pursuant to its terms. In February 2020, the Iowa Supreme Court ruled that the repurchase agreement was valid and enforceable and ordered Mr. Retterath to close on the unit repurchase.

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

Other Matters
The Company purchases corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2019, and 2018 from these companies and individuals totaled approximately $3,113,000, and $3,641,000, respectively. Amounts due to those members was $3,540 and $0, as of December 31, 2019 and 2018, respectively.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers
The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of December 31, 2019, the Company had commitments to sell 2.8 million of its produced gallons of ethanol at fixed prices.

Homeland Energy Solutions, LLC
Notes to Financial Statements

The Company has also entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2019, the Company had commitments to sell approximately 8.6 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery throughout the first quarter of 2020.

The Company also has an investment in RPMG, LLC, included in other assets, totaling approximately $2,422,000 and $2,522,000 as of December 31, 2019 and 2018.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires in April, 2020; no such written notice has been given. As of December 31, 2019, the Company had approximately 49,000 tons of distiller grains commitments for delivery through February 2020 at various fixed prices.

All above sales commitments are accounted for as normal sales, and accordingly, have not been marked to market.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Sales ethanol - RPMG	$257,312,000	$234,222,000	$207,344,000
Sales distiller grains	58,555,000	61,034,000	36,393,000
Sales corn oil - RPMG	13,607,000	12,103,000	12,789,000

Marketing fees ethanol - RPMG	$243,000	$254,000	$250,000
Marketing fees distiller grains	879,000	852,000	663,000
Marketing fees corn oil - RPMG	104,000	76,000	52,000

	2019	2018
Amount due from RPMG	$4,712,000	$4,927,000
Amount due from CHS	2,388,000	2,170,000

At December 31, 2019, the Company had approximately $11,557,000 in outstanding corn purchase commitments for bushels at various prices and approximately 1,283,000 bushels of unpriced corn purchase commitments through April 2021. Additionally, the Company had locked in place approximately 3,920,000 decatherms of natural gas at fixed prices through December 31, 2020. These contracts are accounted for under the normal purchase exclusion.

As of December 31, 2019, the Company had approximately 1,017,000 bushels with approximate market value of $3,821,000 of deferred corn. As of December 31, 2018, the Company had approximately 1,053,000 bushels with approximate market value of $3,756,000 of deferred corn.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity through December, 2020, accounted for under the normal purchase exclusion, which approximated $12,125,000.

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
Notes to Financial Statements

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

The Company leases rail cars and rail moving equipment with original terms up to seven years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2019, 2018 and 2017 was approximately $1,734,000, $1,676,000 and $1,577,000. The lease agreements have maturity dates ranging from March 2022 to October 2025. The weighted average remaining life of the lease term for these leases was 2.89 years as of December 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.79%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $4,678,365 as of December 31, 2019.

At December 31, 2019, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the years ended December 31:

2020	$1,752,000
2021	1,752,000
2022	1,046,000
2023	300,000
2024	109,000
2025	90,000
Total lease commitments	$5,049,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the consolidated balance sheet as of December 31, 2019, is shown below.

Undiscounted future payments	$5,049,000
Discount effect	(370,635)
$4,678,365

7.    EMPLOYEE BENEFIT PLANS

On January 1, 2016, the Company adopted a 401k retirement plan which provides retirement savings options for all eligible employees. Previously, the Company utilized a Simple IRA Adoption Agreement to provide retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2019, 2018 and 2017, the Company made matching contributions of approximately $185,000, $174,000 and $274,000, respectively.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 65 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At December 31, 2019, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 6% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for years ended December 31, 2019, 2018, and 2017 and the fair value of derivatives as of December 31, 2019 and 2018:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2019.
	Cost of Goods Sold	$3,530,000	$927,000	$4,457,000
	Total	$3,530,000	$927,000	$4,457,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2018.
	Cost of Goods Sold	$2,957,000	$(48,000)	$2,909,000
	Total	$2,957,000	$(48,000)	$2,909,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2017.
	Cost of Goods Sold	$3,467,000	$317,000	$3,784,000
	Total	$3,467,000	$317,000	$3,784,000

	Balance Sheet Classification	December 31, 2019	December 31, 2018
Futures and option contracts
In gain position		$1,126,000	$271,000
In loss position		(37,000)	(19,000)
Cash held by (due to) broker		(290,000)	677,000
	Current Asset	$799,000	$929,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Trading Securities
December 31, 2019
Assets	$42,508,000	$42,508,000	$—	$—
December 31, 2018
Assets	$30,554,000	$30,554,000	—	—
Derivative financial instruments
December 31, 2019
Assets	$1,126,000	$1,126,000	$—	$—
Liabilities	(37,000)	(37,000)	—	—
December 31, 2018
Assets	$271,000	$271,000	$—	$—
Liabilities	(19,000)	(19,000)	—	—

10.    LITIGATION MATTERS

Retterath
In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed various motions

Homeland Energy Solutions, LLC
Notes to Financial Statements

with the Iowa Court and was granted a stay regarding his obligation to perform the repurchase agreement while the court considered his post trial motions. The Iowa Court overruled Mr. Retterath's post trial motions and Mr. Retterath filed an appeal. In February 2020, the Iowa Supreme Court ruled that the repurchase agreement was valid and enforceable.

GS Cleantech Corporation
On August 9, 2013, GS Cleantech Corporation (GS Cleantech), a subsidiary of Greenshift Corporation, filed a complaint against the Company alleging that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The Company filed a motion for summary judgment which was granted by the Court. GS Cleantech has appealed this decision. The Company has filed an answer and counterclaims claiming invalidity of the patents, noninfringement, and inequitable conduct. Recently the federal appeals court rejected GS Cleantech's appeal. It is unclear if GS Cleantech intends to seek additional appeals. The Company is not currently able to predict the outcome of the litigation with any degree of certainty.

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2019, 2018 and 2017 are as follows:

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$82,074,397	$84,860,557	$76,896,475	$85,628,405
Gross Profit	5,567,871	4,600,109	4,527,443	7,428,426
Operating Income	4,402,367	3,621,216	3,801,180	6,413,554
Net Income	4,719,055	4,259,845	3,990,592	6,507,261
Basic & diluted earnings per unit	$73	$66	$62	$101

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$76,622,447	$84,188,461	$77,391,884	$69,156,641
Gross Profit	5,926,327	12,090,427	7,436,293	(1,602,151)
Operating Income (Loss)	5,181,254	10,987,670	6,540,911	(2,517,095)
Net Income (Loss)	5,072,754	10,700,036	6,404,067	(2,410,652)
Basic & diluted earnings (loss) per unit	$79	$166	$99	$(38)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$63,156,498	$71,505,612	$59,680,650	$62,182,521
Gross Profit	5,135,045	6,741,476	7,528,111	286,486
Operating Income (Loss)	3,840,725	6,008,641	6,721,339	(405,323)
Net Income (Loss)	4,154,127	6,227,065	6,797,340	(346,182)
Basic & diluted earnings (loss) per unit	$64	$96	$105	$(5)

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (the principal executive officer), James Broghammer, and our Chief Financial Officer (the principal financial and accounting officer), Beth Eiler. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of our 2019 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2020 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2019 fiscal year end on December 31, 2019. This proxy statement is referred to in this report as the 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.5	Amended and Restated Operating Agreement dated April 4, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
3.6	First Amendment to Amended and Restated Operating Agreement dated December 19, 2013.		Exhibit 3.6 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
3.7	Third Amendment to Amended and Restated Operating Agreement		Exhibit 3.1 to the Registrant's Form 10-Q filed with the Commission on May 16, 2018.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 11, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.
10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.

10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.	Exhibit 10.26 to the registrant's Form 10-K filed with the Commission on February 21, 2012.
10.27	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 9, 2012.
10.28	Change in Control Agreement between David Finke and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.29	Change in Control Agreement between Stan Wubbena and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.30	Change in Control Agreement between Kevin Howes and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.31	Membership Unit Repurchase Agreement between Homeland Energy Solutions, LLC and Steven Retterath dated June 13, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2013.
10.32	Seventh Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.32 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.33	First Amendment to Second Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.33 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.34	Eighth Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.35	Fourth Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.36	$15 Million Term Note between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.37	Termination Agreement between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC dated May 16, 2014	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014
10.38	Independent Contractor Agreement between Walter Wendland and Homeland Energy Solutions, LLC dated May 12, 2014.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on August 12, 2014
10.39	2015 Annual Cash Bonus Plan.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2015
10.40	Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated December 1, 2015.	Exhibit 10.40 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.41	Twelfth Amendment to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated December 7, 2015.	Exhibit 10.41 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.42	Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources, LLC dated effective June 1, 2016.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 14, 2016.
10.43	Equipment Purchase and Installation Agreement between ICM, Inc. and Homeland Energy Solutions, LLC dated December 29, 2016	Exhibit 10.43 to the registrant's Form 10-K filed with the Commission on March 3, 2017.

10.44	Amended and Restated Master Loan Agreement between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.45	Amended and Restated Second Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.46	Amended and Restated Term Revolving Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.47	Amended and Restated Fourth Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.48	Term Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.5 to the Registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.49	Second Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated January 1, 2018.		Exhibit 10.49 to the Registrant's Form 10-K filed with the Commission on March 2, 2018.
10.50	Third Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated January 1, 2019		Exhibit 10.50 to the Registrant's Form 10-K filed with the Commission on February 22, 2019.
14.1	Code of Ethics.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Homeland Energy Solutions, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2019 and 2018, (ii) Statements of Operations for the fiscal years ended December 31, 2019, 2018 and 2017, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2019, 2018 and 2017, (iv) Statement of Changes in Members' Equity, and (v) the Notes to Financial Statements.**

________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	March 6, 2020	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 6, 2020	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2020	/s/ Nick Bowdish
Nick Bowdish, Director

Date:	March 6, 2020	/s/ Patrick Boyle
Patrick Boyle, Vice Chairman and Director

Date:	March 6, 2020	/s/ Randy Bruess
Randy Bruess, Director

Date:	March 6, 2020	/s/ Steven Core
Steven Core, Chairman and Director

Date:	March 6, 2020	/s/ Mathew Driscoll
Mathew Driscoll, Secretary and Director

Date:	March 6, 2020	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	March 6, 2020	/s/ Maurice Hyde
Maurice Hyde, Director

Date:	March 6, 2020	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	March 6, 2020	/s/ Christine Marchand
Christine Marchand, Director