Form 10-Q
period 2020-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2020-05-15
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended March 31, 2020

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

As of May 15, 2020, we had 64,560 membership units outstanding. Following the end of our first fiscal quarter of 2020, we closed on the unit repurchase transaction with Steve Retterath and the membership units previously held by Mr. Retterath have been retired.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$17,270,326	$17,274,703
Trading securities	42,189,476	42,508,451
Accounts receivable	2,593,299	7,159,632
Inventory	16,406,975	15,311,396
Prepaid and other	3,881,485	4,119,486
Derivative instruments	1,020,904	799,484
Total current assets	83,362,465	87,173,152

PROPERTY AND EQUIPMENT
Land and improvements	23,181,342	23,181,342
Buildings	8,777,302	8,777,302
Equipment	222,826,042	222,979,738
Construction in progress	1,171,270	722,507
	255,955,956	255,660,889
Less accumulated depreciation	132,909,155	129,105,903
Total property and equipment	123,046,801	126,554,986

OTHER ASSETS
Right of use asset operating leases	4,294,978	4,678,365
Utility rights, net of amortization of $1,762,477 and $1,728,386	545,552	579,643
Other assets	4,185,762	3,973,846
Total other assets	9,026,292	9,231,854

TOTAL ASSETS	$215,435,558	$222,959,992

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2020	December 31, 2019
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$13,423,524	$14,834,053
Due to former member	30,000,000	30,000,000
Accrued expenses	1,021,723	1,507,195
Current portion long term debt	6,000,000	6,000,000
Current portion operating lease liability	1,580,195	1,561,422
Total current liabilities	52,025,442	53,902,670

COMMITMENTS AND CONTINGENCIES (Note 5)	—	—

LONG-TERM LIABILITIES
Term note	11,968,343	11,964,824
Operating lease liability	2,714,783	3,116,943
Total long-term liabilities	14,683,126	15,081,767

MEMBERS' EQUITY (64,560 units issued and outstanding)	148,726,990	153,975,555

TOTAL LIABILITIES AND MEMBERS' EQUITY	$215,435,558	$222,959,992

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Revenue	$65,037,238	$82,074,397

Costs of goods sold	68,964,823	76,506,526

Gross profit (loss)	(3,927,585)	5,567,871

Selling, general and administrative expenses	1,005,013	1,165,504

Operating income (loss)	(4,932,598)	4,402,367

Other income (expense)
Interest (expense)	(225,056)	(296,107)
Interest income	28,544	12,400
Other income (expense)	(119,455)	600,395
Total other income (expense)	(315,967)	316,688

Net income (loss)	$(5,248,565)	$4,719,055

Basic & diluted net income (loss) per capital unit	$(81.30)	$73.10

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,560	64,560

Distribution per Unit	$—	$—

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,248,565)	$4,719,055
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,019,713	3,927,855
Unrealized gain on risk management activities	(221,420)	(299,867)
Unrealized (gain) loss on trading securities activities	318,975	(585,399)
Gain on disposal of property and equipment	(3,254)	—
Change in working capital components:
Accounts receivable	4,566,333	(82,664)
Inventory	(1,095,579)	(441,316)
Prepaid and other	238,001	(156,490)
Accounts payable and other accrued expenses	(1,827,854)	(1,374,954)
Net cash provided by operating activities	746,350	5,706,220

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	—	(15,000,000)
Payments for equipment and construction in progress	(570,811)	(2,589,410)
Proceeds from sale of equipment	32,000	—
Decrease (increase) in other assets	(211,916)	218,352
Net cash (used in) investing activities	(750,727)	(17,371,058)

Net decrease in cash and cash equivalents	(4,377)	(11,664,838)

Cash and Cash Equivalents - Beginning	17,274,703	28,751,994
Cash and Cash Equivalents - Ending	$17,270,326	$17,087,156

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$147,293	$193,596
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$—	$6,320,411

Accounts payable issued for property and equipment additions	$120,683	$710,736

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - December 31, 2018	$157,094,802

Net income for the three-month period ended March 31, 2019	4,719,055

Balance - March 31, 2019	$161,813,857

Members' Equity

Balance - December 31, 2019	$153,975,555

Net loss for the three-month period ended March 31, 2020	(5,248,565)

Balance - March 31, 2020	$148,726,990

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2019, contained in the Company's annual report on Form 10-K for 2019.

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

At March 31, 2020, trading securities consisted of short term bond mutual funds with an approximate cost of $42,632,000 and fair value of $42,189,000. At December 31, 2019, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $42,370,000 and fair value of $42,508,000. For the three months ended March 31, 2020, the Company recorded interest, dividend and net realized and unrealized loss from these investments of approximately $319,000 included in other income on the statement of operations. During the same time period of 2019, the Company recorded interest, dividends and net unrealized gains and losses from these investments of approximately $585,000.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2020, ethanol sales averaged approximately 74% of total revenues, while approximately 21% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 5% of revenues during this time period. For the three months ended March 31, 2020, corn costs averaged approximately 80% of cost of goods sold.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The impact of COVID-19 could negatively impact the Company’s operations, suppliers or other vendors, and customer base. Any quarantines, labor shortages or other disruptions to the Company’s operations, or those of their customers, may adversely impact the Company’s revenues, ability to provide its services and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

Recent & Pending Accounting Pronouncements

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

2.    INVENTORY

Inventory consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Raw Materials	$10,236,774	$10,757,505
Work in Process	2,258,551	2,617,916
Finished Goods	3,911,650	1,935,975
Totals	$16,406,975	$15,311,396

As of March 31, 2020 and December 31, 2019, the Company recognized a lower of cost or net realizable value adjustment of approximately $1,281,000 and $0, respectively, related to inventory.

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

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

accrues at a rate equal to Prime Rate less 60 basis points, 2.65% on March 31, 2020. There was no balance outstanding on the term revolving loan and $30 million available to be drawn as of March 31, 2020 and December 31, 2019, respectively.

Term Debt
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. Interest on the term loan is at a fixed rate of 4.79%. The Company is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. The long-term portion of the outstanding debt is presented net of unamortized debt issuance costs of $31,657 and $35,176 as of March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, the Company had the following debt maturities on the term loan for the twelve month periods ended March 31:

2021	$6,000,000
2022	6,000,000
2023	6,000,000
Total principal payments	$18,000,000

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of March 31, 2020.

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

Mr. Retterath's contention was he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, in 2013 the Company recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and correspondingly reduced members' equity on the balance sheet. Following the end of our first quarter of 2020, Mr. Retterath agreed to complete the repurchase and the units were repurchased and retired.

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three months ended March 31, 2020 totaled approximately $662,000, and during the three months ended March 31, 2019 totaled approximately $1,421,000. There is nothing due to these members at March 31, 2020 and December 31, 2019, respectively.

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all denatured fuel ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of March 31, 2020, the Company had no commitments

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

to sell ethanol at fixed prices and 36 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through June 30, 2020.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2020, the Company had commitments to sell approximately 6 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through April 30, 2020.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,523,000 and $2,422,000 as of March 31, 2020 and December 31, 2019, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2020. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of March 31, 2020, the Company had approximately 43,000 tons of distiller grains sales commitments for delivery through May 2020 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three months ended March 31, 2020 and 2019 were approximately as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Sales ethanol	$47,953,000	$63,621,000
Sales distiller grains	13,643,000	15,282,000
Sales corn oil	3,441,000	3,172,000

Marketing fees ethanol	$60,000	$61,000
Marketing fees distiller grains	205,000	234,000
Marketing fees corn oil	29,000	24,000

	As of March 31, 2020	As of December 31, 2019
Amount due (to) from RPMG	$(639,000)	$4,712,000
Amount due from CHS	1,948,000	2,388,000

At March 31, 2020, the Company had approximately $4,961,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 1,920,000 bushels of basis contracts through September 2022 accounted for under the normal purchase exclusion. As of March 31, 2020 the Company recognized an impairment on forward purchase contracts of approximately $707,000. This reduced inventory on the balance sheet and increased cost of good sold on the statement of operations. There was no impairment on forward purchase contracts as of December 31, 2019

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 12 months totaling approximately $9,100,000 accounted for under the normal purchase exclusion.

As of March 31, 2020, the Company had locked in place approximately 2,887,500 decatherms of natural gas at fixed prices through December 31, 2020 accounted for under the normal purchase exclusion. As of March 31, 2019, approximately 3,362,000 decatherms of natural gas was locked into place at fixed prices through December 31, 2019.

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

The Company leases rail cars and rail moving equipment with original terms up to 7 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three months ended March 31, 2020 was approximately $444,000, and for the same period in 2019 was approximately $417,000. The lease agreements have maturity dates ranging from March 2022 to October 2025. The weighted average remaining life of the lease term for these leases was 2.64 years as of March 31, 2020.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.79%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $4,294,978 as of March 31, 2020.

At March 31, 2020, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended March 31:

2021	$1,752,000
2022	1,752,000
2023	752,000
2024	184,000
2025	109,000
Thereafter	63,000
Total lease commitments	$4,612,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the consolidated balance sheet as of March 31, 2020, is shown below.

Undiscounted future payments	$4,612,000
Discount effect	(317,022)
$4,294,978

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 65 million bushels of corn per year.  Over the next twelve months, the Company has hedged and anticipates hedging between 5% and 25% of its anticipated annual grind.  At March 31, 2020, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 7% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ending March 31, 2020 and 2019 and the fair value of derivatives as of March 31, 2020 and December 31, 2019:

	Income Statement Classification	Realized Gain	Change In Unrealized Gain (Loss)	Total Gain
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended March 31, 2020	Cost of Goods Sold	$2,750,000	$(153,000)	$2,597,000

Commodity contracts for the
three months ended March 31, 2019	Cost of Goods Sold	$823,000	$459,000	$1,282,000

	Balance Sheet Classification	March 31, 2020	December 31, 2019
Futures contracts
In gain position		$936,000	$1,126,000
In loss position		—	(37,000)
Cash (owed to) held by broker		85,000	(290,000)
	Current Asset	$1,021,000	$799,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of March 31, 2020
Trading securities, assets	$42,189,000	$42,189,000	$—	$—
Derivative financial instruments
Assets	$936,000	$936,000	$—	$—

As of December 31, 2019
Trading securities, assets	$42,508,000	$42,508,000	$—	$—
Derivative financial instruments
Assets	$1,126,000	$1,126,000	—	—
Liabilities	(37,000)	(37,000)	—	—

The Company's financial assets and liabilities not recorded at fair value, for which carrying value approximates fair value, consists of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Additionally, fixed rate term debt, carried at book value of $18,000,000 at March 31, 2020, had an estimated fair value of approximately $18,190,000, determined based on a discounted cash flows model. As of December 31, 2019, carrying value of long term debt carried at book value of $18,000,000 at December 31, 2019, had an estimated fair value of approximately $17,965,000.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

9.    LITIGATION MATTERS

Retterath

In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, former CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed various motions with the Iowa Court and was granted a stay regarding his obligation to perform the repurchase agreement while the court considered his post trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling. In February 2020 the Iowa Supreme Court ruled in favor of the Company that the repurchase agreement was valid. In April 2020, the Company closed the repurchase of the membership units held by Mr. Retterath.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

On April 13, 2020, we paid Steve Retterath $30,000,000 and Mr. Retterath transferred his 25,860 membership units to complete the membership unit repurchase agreement the Company executed with Mr. Retterath in 2013. The current status of the litigation with Mr. Retterath is described further in Part II, Item 1. Legal Proceedings.

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenue	$65,037,238	100.0	$82,074,397	100.0

Costs of goods sold	68,964,823	106.0	76,506,526	93.2

Gross profit (loss)	(3,927,585)	(6.0)	5,567,871	6.8

Selling, general and administrative expenses	1,005,013	1.5	1,165,504	1.4

Operating income (loss)	(4,932,598)	(7.6)	4,402,367	5.4

Other income (expense)	(315,967)	(0.5)	316,688	0.4

Net income (loss)	$(5,248,565)	(8.1)	$4,719,055	5.7

Revenue

Our total revenue for our three months ended March 31, 2020 was approximately 21% less than our total revenue for our three months ended March 31, 2019 due primarily to less ethanol and distiller grains revenue, partially offset by increased corn oil revenue.

For our three months ended March 31, 2020, our total ethanol revenue was approximately 25% less than our three months ended March 31, 2019 due to less gallons of ethanol sold along with lower average prices we received for our ethanol during the 2020 period.

The average price per gallon we received for our ethanol during our three months ended March 31, 2020 was approximately 12% less than the average price we received for our ethanol during our three months ended March 31, 2019. Management attributes this decrease in the average price we received for our ethanol with significantly lower gasoline prices early in our first quarter of 2020 along with decreased gasoline demand at the end of our first quarter of 2020 due to the COVID-19 pandemic. Management believes that gasoline demand has been reduced in the United States by 50% or more due to the pandemic which has significantly impacted ethanol prices. We have continued to sell ethanol and are working to secure additional markets for our ethanol during this period of low ethanol demand. As a result of the current market conditions in the ethanol industry, many ethanol producers are reducing production or have ceased operating altogether. Management anticipates that the impact of the COVID-19 pandemic will continue for the rest of our 2020 fiscal year and potentially beyond.

We sold approximately 14% fewer gallons of ethanol during our three months ended March 31, 2020 compared to the same period of 2019 due to market conditions which have impacted demand for ethanol. During times when ethanol prices are low, we are focusing on operating the ethanol plant as efficiently as possible in order to maximize the amount of ethanol we can produce per bushel of corn ground.

Our total distiller grains revenue was approximately 11% less during our three months ended March 31, 2020 compared to the same period of 2019, primarily due to decreased distiller grains production. We sold approximately 10% fewer tons of distiller grains during our three months ended March 31, 2020 compared to the same period of 2019 due to reduced production at the ethanol plant overall along with increased production of corn oil. When we produce more pounds of corn oil, it reduces the volume of distiller grains we have available to sell. The average price we received for our dried distiller grains was approximately 1% less during our three months ended March 31, 2020 compared to the same period of 2019. Management anticipates that distiller grains prices will remain lower during our 2020 fiscal year, especially because reduced demand for corn from ethanol is likely to keep corn prices lower. In addition, difficulties in the meat packing industry may lead to decreased animal feed demand which would likely impact distiller grains demand.

Our total corn oil revenue was approximately 8% greater for our three months ended March 31, 2020 compared to the same period of 2019 due to increased pounds of corn oil that we sold, partially offset by lower corn oil prices per pound during the 2020 period. We sold approximately 16% more pounds of corn oil during our three months ended March 31, 2020 compared to the same period of 2019 primarily because of increased corn oil extraction efficiency during the 2020 period. The average price we received for our corn oil was approximately 7% less during our three months ended March 31, 2020 compared to the same period of 2019 due to lower commodity prices generally, including lower energy prices. Since a significant user of corn oil is the biodiesel industry, lower energy prices has impacted demand and prices for corn oil. Management anticipates that corn oil prices will remain lower for the rest of our 2020 fiscal year.

Cost of Goods Sold

Our total cost of goods sold was approximately 10% less for our three months ended March 31, 2020 compared to the same period of 2019. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 5% less during our three months ended March 31, 2020 compared to our three months ended March 31, 2019 due to using less bushels of corn, partially offset by higher corn costs. We used approximately 9% fewer bushels of corn during our three months ended March 31, 2020 compared to the same period of 2019 due to reduced overall production at the ethanol plant along with improved corn to ethanol conversion efficiency. Our average cost per bushel of corn was approximately 4% greater during our three months ended March 31, 2020 compared to our three months ended March 31, 2019 due primarily to higher basis costs needed to purchase corn in our market. Management anticipates that corn costs will remain higher unless current market conditions persist and corn demand is lower due to less ethanol production.

We experienced decreased natural gas costs during our three months ended March 31, 2020 compared to the same period of 2019 primarily due to decreased energy prices generally during the 2020 period. During our three months ended March 31, 2020, our average delivered cost per MMBtu of natural gas was approximately 4% less compared to the same period of 2019. In addition, we used approximately 1% fewer MMBtu of natural gas during three months ended March 31, 2020 compared to our three months ended March 31, 2019 due to decreased production at the ethanol plant.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our three months ended March 31, 2020, we had a realized gain of approximately $2.75 million related to our corn and natural gas derivative instruments and an unrealized loss of approximately

$153,000 related to our corn and natural gas derivative instruments. During our three months ended March 31, 2019, we had a realized gain of approximately $823,000 and an unrealized gain of approximately $459,000 related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during the three months ended March 31, 2020 than during our three months ended March 31, 2019, primarily due to decreased bonus accruals pursuant to our compensation plans.

Other Income (Expense)

We had less interest expense during our three months ended March 31, 2020 compared to the same period of 2019 due to having less borrowing during the 2020 period. We had less other income during our three months ended March 31, 2020 compared to the same period of 2019 due to losses we experienced on our equity method investments in the 2020 period which are also involved in the ethanol industry.

Changes in Financial Condition for the Three Months Ended March 31, 2020

Balance Sheet Data	March 31, 2020	December 31, 2019
Total current assets	$83,362,465	$87,173,152
Total property and equipment	123,046,801	126,554,986
Total other assets	9,026,292	9,231,854
Total Assets	$215,435,558	$222,959,992

Total current liabilities	$52,025,442	$53,902,670
Total long-term liabilities	14,683,126	15,081,767
Total members' equity	148,726,990	153,975,555
Total Liabilities and Members' Equity	$215,435,558	$222,959,992

We had less accounts receivable at March 31, 2020 compared to December 31, 2019 due to the timing of our quarter end compared to payments we received from our marketers. As of March 31, 2020 we had more inventory compared to December 31, 2019 due to more finished goods on hand on the last day of the month. We had fewer prepaid assets at March 31, 2020 compared to December 31, 2019 due to less prepaid insurance at March 31, 2020. As of March 31, 2020, the value of our derivative instruments was greater compared to December 31, 2019 due to changes in the value of our corn derivative instruments.

Our net property and equipment was lower at March 31, 2020 compared to December 31, 2019 due to the net effect of capital projects offset by depreciation. The value of our other assets was less at March 31, 2020 compared to December 31, 2019 due to amortization of our right of use asset, partially offset by increased other assets at March 31, 2020 compared to December 31, 2019.

Our accounts payable was less at March 31, 2020 compared to December 31, 2019 due primarily to having less deferred corn payments at March 31, 2020. Our accrued expenses were less at March 31, 2020 compared to December 31, 2019 due to decreased employee bonuses pursuant to employee compensation plans accrued at December 31, 2019.

Our long-term liabilities were less at March 31, 2020 compared to December 31, 2019 due to amortization of our operating lease liability at March 31, 2020.

Liquidity and Capital Resources

Our primary sources of liquidity as of March 31, 2020 were cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2020, we had $30.0 million available pursuant to our revolving loan and approximately $17.3 million in cash and cash equivalents. We also had $42 million at March 31, 2020 of trading securities, of which $30 million was set aside related to the Retterath repurchase agreement. We paid this $30 million to Steve Retterath following the end of our first fiscal quarter of our 2020 fiscal year. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months ended March 31, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$746,350	$5,706,220
Net cash (used in) investing activities	(750,727)	(17,371,058)
Cash at beginning of period	17,274,703	28,751,994
Cash and cash equivalents at end of period	$17,270,326	$17,087,156

Cash Flow From Operations

Our operations provided less cash during our first three months of 2020 compared to the same period of 2019 due primarily to decreased net income during the 2020 period due to poor operating margins in the ethanol industry.

Cash Flow From Investing Activities

We used more cash for investing activities during the 2019 period because we purchased $15 million in trading securities during that time. We also had fewer payments for construction in progress during the 2020 period compared to the 2019 period.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). Each loan is described below.

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty or premium by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we may be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of March 31, 2020, we had approximately $18 million outstanding on the Term Loan.

Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at Prime Rate less 60 basis points. We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of March 31, 2020, we had $0 outstanding on the Revolving Loan and $30 million available to be drawn. Interest accrued on the Revolving Loan as of March 31, 2020 at a rate of 2.65% per year.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. We agreed to a debt service coverage ratio of 1:15 to 1:00 and agreed to increase our minimum working capital covenant from $27.5 million to $30 million once our expansion is complete.  We are permitted to pay distributions to our members up to 100% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants including compliance with the financial covenants.  Further, our maximum capital expenditure covenant was increased from $5 million to $10 million per year. The maximum capital expenditure covenant was increased to $15 million in 2019.

As of March 31, 2020, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of March 31, 2020, we had price protection in place for approximately 7% of our anticipated corn needs, 55% of our natural gas needs and none of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	2,313,000	MMBTU	10%	$(439,470)
Ethanol	186,000	Gallons	10%	(18,600)
Corn	60,500,000	Bushels	10%	(18,150,000)

For comparison purposes, our sensitivity analysis for our first quarter of 2019 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	1,800,000	MMBTU	10%	$(540,000)
Ethanol	200,000,000	Gallons	10%	(24,800,000)
Corn	60,000,000	Bushels	10%	(20,400,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), Beth Eiler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Retterath and his son and daughter-in-law filed a motion to add a significant number of additional parties to the Iowa lawsuit along with additional claims against the Company. We filed a resistance to Mr. Retterath's attempts to expand the scope of the Iowa lawsuit. In November 2016, the Iowa Court ruled that our original claims against Mr. Retterath would proceed to trial in January 2017 as scheduled and that any other issues that remain following that trial would be litigated after a ruling is issued in the January 2017 trial. The trial was held in January 2017. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed motions with the Iowa Court to reconsider its ruling or alternatively award Mr. Retterath a new trial. Mr. Retterath also asked the Iowa Court to stay his obligation to perform the repurchase agreement until these motion are ruled on by the Iowa Court. The Iowa Court granted Mr. Retterath's stay while the court considered his post-trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling. Mr. Retterath filed an appeal of the Iowa Court's decision. In February 2020, the Iowa Supreme Court ruled that the repurchase agreement is valid and enforceable. In April 2020, we closed the repurchase transaction. Now that the first part of the case is resolved, the additional matters Mr. Retterath added to the case in 2016 will be resolved by the court.

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

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

We are subject to global and regional economic downturns and related risks. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products in the United States.  In December 2019, a novel strain of coronavirus surfaced in Wuhan, China (“COVID-19”). In just a few months, the spread of COVID-19 has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in some areas.  Cases have been confirmed worldwide, including in Japan, Italy, Brazil, Canada and the United States.  To the extent that such economic conditions negatively impact consumer and business confidence, travel and consumption patterns or volumes for our products, our business and results of operations could be significantly and adversely affected.

COVID-19 may negatively impact our ability to operate our business which could decrease or eliminate the value of our units. COVID-19 has resulted in significant uncertainty in many areas of our business.  We do not know how long these conditions will last.  This uncertainty is expected to negatively impact our operations.  We may experience labor shortages if our employees are unable or unwilling to come to work.  In addition, if our suppliers cannot deliver the supplies we need to operate our business, including corn and chemicals for our operations, we may be forced to shutdown operations or reduce production.  In addition, if we are unable to ship our products because of trucking or rail shipping disruptions, it could also result in a forced shutdown or reduction of production.  If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results, especially since we will continue to pay our fixed costs of maintaining the facility.  Any shutdown or reduction of production, especially for an extended period of time, could reduce or eliminate the value of our units.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 15, 2020	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2020	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)