Form 10-Q
period 2020-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2020-08-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended June 30, 2020

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

As of August 14, 2020, we had 64,560 membership units outstanding. Following the end of our first fiscal quarter of 2020, we closed on the unit repurchase transaction with Steve Retterath and the membership units previously held by Mr. Retterath have been retired.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$21,371,718	$17,274,703
Trading securities	10,408,922	42,508,451
Accounts receivable	4,213,237	7,159,632
Inventory	14,862,319	15,311,396
Prepaid and other	3,784,499	4,119,486
Derivative instruments	232,390	799,484
Total current assets	54,873,085	87,173,152

PROPERTY AND EQUIPMENT
Land and improvements	23,181,342	23,181,342
Buildings	8,777,302	8,777,302
Equipment	223,553,906	222,979,738
Construction in progress	2,501,454	722,507
	258,014,004	255,660,889
Less accumulated depreciation	136,895,174	129,105,903
Total property and equipment	121,118,830	126,554,986

OTHER ASSETS
Right of use asset operating leases	3,906,983	4,678,365
Utility rights, net of amortization of $1,796,574 and $1,728,386	511,455	579,643
Other assets	4,176,372	3,973,846
Total other assets	8,594,810	9,231,854

TOTAL ASSETS	$184,586,725	$222,959,992

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	June 30, 2020	December 31, 2019
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$11,027,062	$14,834,053
Due to former member	—	30,000,000
Accrued expenses	1,084,332	1,507,195
Payroll Protection Program loan - current portion	455,539	—
Current portion long term debt	6,000,000	6,000,000
Current portion operating lease liability	1,599,193	1,561,422
Total current liabilities	20,166,126	53,902,670

COMMITMENTS AND CONTINGENCIES (Note 5)	—	—

LONG-TERM LIABILITIES
Long term debt	9,423,997	11,964,824
Operating lease liability	2,307,790	3,116,943
Total long-term liabilities	11,731,787	15,081,767

MEMBERS' EQUITY (64,560 units issued and outstanding)	152,688,812	153,975,555

TOTAL LIABILITIES AND MEMBERS' EQUITY	$184,586,725	$222,959,992

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$63,862,205	$84,860,557	$128,899,443	$166,934,954

Costs of goods sold	59,284,228	80,260,448	128,249,051	156,766,974

Gross profit	4,577,977	4,600,109	650,392	10,167,980

Selling, general and administrative expenses	831,256	978,893	1,836,269	2,144,397

Operating income (loss)	3,746,721	3,621,216	(1,185,877)	8,023,583

Other income (expense)
Interest (expense)	(219,068)	(111,775)	(444,124)	(407,882)
Interest income	14,470	10,143	43,014	22,543
Other income (expense)	419,699	740,261	300,244	1,340,656
Total other income (expense)	215,101	638,629	(100,866)	955,317

Net income (loss)	$3,961,822	$4,259,845	$(1,286,743)	$8,978,900

Basic & diluted net income (loss) per capital unit	$61.37	$65.98	$(19.93)	$139.08

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,560	64,560	64,560	64,560

Distribution per Unit	$—	$75	$—	$75

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,286,743)	$8,978,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,043,348	7,775,916
Unrealized (gain) loss on risk management activities	567,094	(3,055,411)
Unrealized (gain) loss on trading securities activities	74,070	(1,273,931)
Gain on disposal of property and equipment	(3,254)	—
Change in working capital components:
Accounts receivable	2,946,395	(2,051,789)
Inventory	449,077	(5,186,972)
Prepaid and other	334,987	(107,808)
Accounts payable and other accrued expenses	(4,248,264)	(3,732,818)
Net cash provided by operating activities	6,876,710	1,346,087

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	—	(20,000,000)
Sales of trading securities	32,025,459	5,000,000
Payments for equipment and construction in progress	(2,542,303)	(5,122,920)
Proceeds from sale of equipment	32,000	—
Decrease (increase) in other assets	(202,526)	192,363
Net cash provided by (used in) investing activities	29,312,630	(19,930,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	—	(4,842,000)
Proceeds from long-term borrowings	907,675	—
Payments on long-term borrowings	(3,000,000)	—
Repurchase of membership units	(30,000,000)	—
Net cash (used in) financing activities	(32,092,325)	(4,842,000)

Net increase (decrease) in cash and cash equivalents	4,097,015	(23,426,470)

Cash and Cash Equivalents - Beginning	17,274,703	28,751,994
Cash and Cash Equivalents - Ending	$21,371,718	$5,325,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest net of capitalized interest of $0 and $179,142	$437,088	$308,240
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$—	$6,320,411

Accounts payable issued for property and equipment additions	$207,240	$25,386
See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - December 31, 2018	$157,094,802

Net income for the three-month period ended March 31, 2019	4,719,055

Balance - March 31, 2019	$161,813,857

Net income for the three-month period ended June 30, 2019	4,259,845

Member distributions	(4,842,000)

Balance - June 30, 2019	$161,231,702

Members' Equity

Balance - December 31, 2019	$153,975,555

Net loss for the three-month period ended March 31, 2020	(5,248,565)

Balance - March 31, 2020	$148,726,990

Net income for three-month period ended June 30, 2020	3,961,822

Balance - June 30, 2020	$152,688,812

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Cash & Cash Equivalents
The Company maintains its accounts primarily at one financial institution. At various times, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses in such accounts. Also included in cash and cash equivalents are highly liquid investment that are readily convertible into known amounts of cash, which are subject to an insignificant risk of change in value due to interest rate, quoted price or penalty on withdrawal and have a maturity of three months or less.

Trading Securities
Investments bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are measured at fair value using prices obtained from pricing services. Any interest, dividends, and unrealized or realized gains and losses on the trading securities are recorded as part of other income.

At June 30, 2020, trading securities consisted of short term bond mutual funds with an approximate cost of $10,387,000 and fair value of $10,409,000. At December 31, 2019, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $42,370,000 and fair value of $42,508,000. For the three and six months ended June 30, 2020, the Company recorded interest, dividend and net realized and unrealized gains from these investments of approximately $500,000 and $181,000, respectively, included in other income on the statement of operations. During the same time period of 2019, the Company recorded interest, dividends and net unrealized gains from these investments of approximately $688,000 and $1,273,000, respectively.

The Board of Directors voted to set aside up to $30 million in trading securities to be used by the Company for the repurchase of 25,860 membership units per the terms of an agreement with Mr. Retterath entered into on June 13, 2013 with the Company. These trading securities were used in April 2020 to repurchase the 25,860 membership unites from Mr. Retterath.

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

Committed Shares to be Redeemed
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the membership units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. Due to all conditions of the agreement being met prior to, or on, August 1, 2013, and a court ruling which found the agreement to be binding and enforceable, the Company believes that it has a binding agreement with Mr. Retterath; as such the commitment to repurchase and retire the membership units is reflected in the financial statements as a current liability, due to former member, as of December 31, 2019, as if the transaction had closed on August 1, 2013. In April, 2020, the Company closed the repurchase of the membership units and therefore does not show a liability for the repurchase as of June 30, 2020. See Note 9 for additional information.

Net Income per Unit
Basic and diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the six months ended June 30, 2020, ethanol sales averaged approximately 74% of total revenues, while approximately 21% of revenues were generated from the sale of distiller grains. Corn

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

oil sales attributed approximately 5% of revenues during this time period. For the six months ended June 30, 2020, corn costs averaged approximately 78% of cost of goods sold.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The impact of COVID-19 has negatively impacted the Company’s operations, suppliers or other vendors, and customer base. Any future quarantines, labor shortages or other disruptions to the Company’s operations, or those of their customers, may adversely impact the Company’s revenues, ability to provide its services and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which the coronavirus continues to impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

2.    INVENTORY

Inventory consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Raw Materials	$8,391,221	$10,757,505
Work in Process	2,144,225	2,617,916
Finished Goods	4,326,873	1,935,975
Totals	$14,862,319	$15,311,396

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

Term Revolving Loan
Under the terms of the Second Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the term revolving loan is due monthly and accrues at a rate equal to Prime Rate less 60 basis points, 2.65% on June 30, 2020. There was no balance outstanding on the term revolving loan and $30 million available to be drawn as of June 30, 2020 and December 31, 2019, respectively.

Term Debt
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company has a $30 million term loan which has a maturity date of December 31, 2022. Interest on the term loan is at a fixed rate of 4.79%. The Company is required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. As of June 30, 2020 and December 31, 2019, the outstanding balance on the term loan was $15,000,000 and $18,000,000, respectively. The long-term portion of the outstanding debt is presented net of unamortized debt issuance costs of $28,139 and $35,176 as of June 30, 2020 and December 31, 2019, respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

Paycheck Protection Program Debt
The Company entered into a loan agreement with the Small Business Association through Home Federal Savings Bank on April 7, 2020 for approximately $908,000 as part of the Paycheck Protection Program under Division A, Tile I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an 24 week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. The Company anticipates applying for forgiveness of this loan in August 2020.

At June 30, 2020, the Company had the following debt maturities for the twelve month periods ended June 30:

2021	$6,456,000
2022	6,452,000
2023	3,000,000
Total principal payments	$15,908,000

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of June 30, 2020.

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

Mr. Retterath's contention was he is not bound by the agreement.  The Company's position is as of the closing date, Mr. Retterath is no longer the equitable owner of any membership units in the Company. As a result, in 2013 the Company recorded a $30 million short-term liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and correspondingly reduced members' equity on the balance sheet. In April 2020, Mr. Retterath agreed to complete the repurchase and the units were repurchased and retired.

Other matters
The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and six months ended June 30, 2020 totaled approximately $509,000 and $1,171,000, respectively, and during the three and six months ended June 30, 2019 totaled approximately $559,000 and $1,979,000, respectively. There is approximately $49,000 and nothing due to these members at June 30, 2020 and December 31, 2019, respectively.

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all denatured fuel ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of June 30, 2020, the Company had no commitments

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

to sell ethanol at fixed prices and 36 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through September 30, 2020.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of June 30, 2020, the Company had commitments to sell approximately 9 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through September 30, 2020.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,443,000 and $2,422,000 as of June 30, 2020 and December 31, 2019, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2020. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of June 30, 2020, the Company had approximately 32,000 tons of distiller grains sales commitments for delivery through August 2020 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and six months ended June 30, 2020 and 2019 were approximately as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2019
Sales ethanol	$48,194,000	$96,147,000	$66,325,000	$129,946,000
Sales distiller grains	13,163,000	26,806,000	14,973,000	30,255,000
Sales corn oil	3,681,000	7,122,000	3,562,000	6,734,000

Marketing fees ethanol	$23,000	$83,000	$61,000	$122,000
Marketing fees distiller grains	191,000	396,000	168,000	402,000
Marketing fees corn oil	11,000	40,000	27,000	51,000

	As of June 30, 2020	As of December 31, 2019
Amount due from RPMG	$2,116,000	$4,712,000
Amount due from CHS	1,936,000	2,388,000

At June 30, 2020, the Company had approximately $5,451,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 2,568,000 bushels of basis contracts through September 2022 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 12 months totaling approximately $6,400,000 accounted for under the normal purchase exclusion.

As of June 30, 2020, the Company had locked in place approximately 1,932,000 decatherms of natural gas at fixed prices through December 31, 2020 accounted for under the normal purchase exclusion. As of June 30, 2019, approximately 2,422,500 decatherms of natural gas was locked into place at fixed prices through December 31, 2019.

The Company entered into multiple construction agreements as part of plans to build additional grain storage and add distillation in order to produce United States Pharmacopeia (USP) ethanol. The Company has entered into contracts related to these projects

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

totaling approximately $13 million. The Company has incurred costs related to the projects totaling approximately $1.8 million. No other contracts have been executed.

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

The Company leases rail cars and rail moving equipment with original terms up to 7 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three and six months ended June 30, 2020 was approximately $444,000 and $888,000, respectively, and for the same period in 2019 was approximately $433,000 and $854,000, respectively. The lease agreements have maturity dates ranging from March 2022 to October 2025. The weighted average remaining life of the lease term for these leases was 2.39 years as of June 30, 2020.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.79%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $3,906,983 as of June 30, 2020.

At June 30, 2020, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended June 30:

2021	$1,752,000
2022	1,564,000
2023	557,000
2024	156,000
2025	109,000
Thereafter	36,000
Total lease commitments	$4,174,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the consolidated balance sheet as of June 30, 2020, is shown below.

Undiscounted future payments	$4,174,000
Discount effect	(267,017)
$3,906,983

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 65 million bushels of corn per year.  Over the next twelve months, the Company has hedged and anticipates hedging between 5% and 25% of its anticipated annual grind.  At June 30, 2020, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 11% of its anticipated monthly grind over the next twelve months.

The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2020 and 2019 and the fair value of derivatives as of June 30, 2020 and December 31, 2019:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended June 30, 2020	Revenue	$—	$(1,176,000)	$(1,176,000)
	Cost of Goods Sold	1,433,000	(1,083,000)	350,000
	Total	$1,433,000	$(2,259,000)	$(826,000)
Commodity contracts for the
three months ended June 30, 2019	Cost of Goods Sold	$(2,141,000)	$(460,000)	$(2,601,000)

Commodity contracts for the
six months ended June 30, 2020	Revenue	$—	$(1,176,000)	$(1,176,000)
	Cost of Goods Sold	$4,183,000	$(1,236,000)	2,947,000
	Total	$4,183,000	$(2,412,000)	$1,771,000

Commodity contracts for the
six months ended June 30, 2019	Cost of Goods Sold	$(1,318,000)	$—	$(1,318,000)

	Balance Sheet Classification	June 30, 2020	December 31, 2019
Futures contracts
In gain position		$501,000	$1,126,000
In loss position		(1,823,000)	(37,000)
Cash (owed to) held by broker		1,554,000	(290,000)
	Current Asset	$232,000	$799,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of June 30, 2020
Trading securities, assets	$10,409,000	$10,409,000	$—	$—
Derivative financial instruments
Assets	$501,000	$501,000	$—	$—
Liabilities	$(1,823,000)	$(1,823,000)	—	—

As of December 31, 2019
Trading securities, assets	$42,508,000	$42,508,000	$—	$—
Derivative financial instruments
Assets	$1,126,000	$1,126,000	—	—
Liabilities	(37,000)	(37,000)	—	—

The Company's financial assets and liabilities not recorded at fair value, for which carrying value approximates fair value, consists of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Additionally, fixed rate term debt, carried at book value of $15,000,000 at June 30, 2020, had an estimated fair value of approximately $15,184,000, determined based on a discounted cash flows model. As of December 31, 2019, carrying value of long term debt carried at book value of $18,000,000 at December 31, 2019, had an estimated fair value of approximately $17,965,000.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

9.    LITIGATION MATTERS

Retterath

In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, former CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed various motions with the Iowa Court and was granted a stay regarding his obligation to perform the repurchase agreement while the court considered his post trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling. In February 2020, the Iowa Supreme Court ruled in favor of the Company that the repurchase agreement was valid. In April 2020, the Company closed the repurchase of the membership units held by Mr. Retterath.

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

On April 13, 2020, we paid Steve Retterath $30,000,000 and Mr. Retterath transferred his 25,860 membership units to complete the membership unit repurchase agreement we executed with Mr. Retterath in 2013. The current status of the litigation with Mr. Retterath is described further in Part II, Item 1. Legal Proceedings.

Results of Operations

Comparison of Fiscal Quarters Ended June 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenue	$63,862,205	100.0	$84,860,557	100.0

Costs of goods sold	59,284,228	92.8	80,260,448	94.6

Gross profit	4,577,977	7.2	4,600,109	5.4

Selling, general and administrative expenses	831,256	1.3	978,893	1.2

Operating income (loss)	3,746,721	5.9	3,621,216	4.3

Other income (expense)	215,101	0.3	638,629	0.8

Net income (loss)	$3,961,822	6.2	$4,259,845	5.0

Revenue

Our total revenue for our second quarter of 2020 was approximately 25% less than our total revenue for our second quarter of 2019 due primarily to less ethanol revenue.

For our second quarter of 2020, our total ethanol revenue was approximately 29% less than our second quarter of 2019 due to less gallons of ethanol sold along with lower average prices we received for our ethanol during the 2020 period.

The average price per gallon we received for our ethanol during our second quarter of 2020 was approximately 17% less than the average price we received for our ethanol during our second quarter of 2019. Management attributes this decrease in the average price we received for our ethanol with lower gasoline prices and less gasoline demand earlier in our second quarter of 2020 due to the COVID-19 pandemic. Gasoline demand increased later in our second quarter of 2020 which positively impacted ethanol prices later in the quarter. We have continued to sell ethanol and are working to secure additional markets for our ethanol during this period of low ethanol demand. Management anticipates that the impact of the COVID-19 pandemic will continue for the rest of our 2020 fiscal year and potentially beyond, especially if additional travel restrictions are implemented later in our 2020 fiscal year.

We sold approximately 15% fewer gallons of ethanol during our second quarter of 2020 compared to the same period of 2019 due to market conditions which have impacted demand for ethanol. During times when ethanol prices are low, we are focusing on operating the ethanol plant as efficiently as possible in order to maximize the amount of ethanol we can produce per bushel of corn ground.

Our total distiller grains revenue was approximately 12% less during our second quarter of 2020 compared to the same period of 2019, primarily due to decreased distiller grains production, partially offset by higher average distiller grains prices. We sold approximately 15% fewer tons of distiller grains during our second quarter of 2020 compared to the same period of 2019 due to reduced production at the ethanol plant overall along with increased production of corn oil. When we produce more pounds of corn oil, it reduces the volume of distiller grains we have available to sell. We primarily sell our distillers grains in the dried form. The average price we received for our dried distiller grains was approximately 3% greater during our second quarter of 2020 compared to the same period of 2019. Management anticipates that distiller grains prices will remain steady during our 2020 fiscal year, especially if ethanol production remains lower. Distiller grains are an important component of feed rations for our customers which positively impacts distiller grains prices when market supply is lower. However, difficulties in the meat packing industry may lead to decreased animal feed demand which would likely impact distiller grains demand.

Our total corn oil revenue was approximately 3% greater for our second quarter of 2020 compared to the same period of 2019 due to increased pounds of corn oil that we sold during the 2020 period as well as an increase in the average selling price per pound of corn oil. We sold approximately 1% more pounds of corn oil during our second quarter of 2020 compared to the same period of 2019 primarily because of increased corn oil extraction efficiency during the 2020 period. The average price we received for our corn oil was approximately 2% greater during our second quarter of 2020 compared to the same period of 2019 due to demand from the biodiesel industry. Management anticipates that corn oil prices will decrease slightly for the rest of our 2020 fiscal year.

During our second quarter of 2020, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $1,176,000 which decreased our revenue. By comparison, we held no ethanol derivative instruments during the same period of 2019.

Cost of Goods Sold

Our total cost of goods sold was approximately 26% less for our second quarter of 2020 compared to the same period of 2019. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 25% less during our second quarter of 2020 compared to our second quarter of 2019 due to using less bushels of corn as well as lower corn costs. We used approximately 13% fewer bushels of corn during our second quarter of 2020 compared to the same period of 2019 due to reduced overall production at the ethanol plant. Our average cost per bushel of corn was approximately 13% lower during our second quarter of 2020 compared to our second quarter of 2019 due primarily to less demand for corn in our market. Management anticipates that corn costs will remain lower unless current market conditions persist and corn demand is higher due to increased ethanol production.

We experienced decreased natural gas costs during our second quarter of 2020 compared to the same period of 2019 primarily due to decreased usage during the 2020 period, offset by slightly higher average cost per unit. During our second quarter of 2020, our average delivered cost per MMBtu of natural gas was approximately 2% greater compared to the same period of 2019. In addition, we used approximately 11% fewer MMBtu of natural gas during our second quarter of 2020 compared to our second quarter of 2019 due to decreased production at the ethanol plant.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our second quarter of 2020, we had a realized gain of approximately $1.43 million related to our corn and natural gas derivative instruments which decreased our cost of goods sold and an unrealized loss of approximately $1.08 million related to our corn and natural gas derivative instruments. During our second quarter of 2019, we had a realized loss of approximately $2.14 million which increased our cost of goods sold and an unrealized loss of approximately $460,000 related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during the second quarter of 2020 than during our second quarter of 2019, primarily due to decreased dues and subscriptions related to national trade organizations and decreased bonus accruals pursuant to our compensation plans.

Other Income (Expense)

We had more interest expense during our second quarter of 2020 compared to the same period of 2019 due to having capitalized interest in 2019, offset by less outstanding debt. We had less other income during our second quarter of 2020 compared to the same period of 2019 due to less gains on our equity method investments in the 2020 period which are also involved in the ethanol industry and experienced decreased profitability in 2020.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended June 30, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenue	$128,899,443	100.0	$166,934,954	100.0

Costs of goods sold	128,249,051	99.5	156,766,974	93.9

Gross profit	650,392	0.5	10,167,980	6.1

Selling, general and administrative expenses	1,836,269	1.4	2,144,397	1.3

Operating income (loss)	(1,185,877)	(.9)	8,023,583	4.8

Other income (expense)	(100,866)	(0.1)	955,317	0.6

Net income (loss)	$(1,286,743)	(1.0)	$8,978,900	5.4

Revenue

Our total revenue for our six months ended June 30, 2020 was approximately 23% less than our total revenue for our six months ended June 30, 2019 due primarily to less ethanol and distiller grains revenue, partially offset by increased corn oil revenue.

For our six months ended June 30, 2020, our total ethanol revenue was approximately 27% less than our six months ended June 30, 2019 due to less gallons of ethanol sold along with lower average prices we received for our ethanol during the 2020 period.

The average price per gallon we received for our ethanol during our six months ended June 30, 2020 was approximately 15% less than the average price we received for our ethanol during our six months ended June 30, 2019. Management attributes this decrease in the average price we received for our ethanol with significantly lower gasoline prices early in our first quarter of 2020 along with decreased gasoline demand due to the COVID-19 pandemic. Management believes that gasoline demand has been reduced in the United States by 50% or more early in the pandemic which has significantly impacted ethanol prices.

We sold approximately 15% fewer gallons of ethanol during our six months ended June 30, 2020 compared to the same period of 2019 due to market conditions which have impacted demand for ethanol. During times when ethanol prices are low, we are focusing on operating the ethanol plant as efficiently as possible in order to maximize the amount of ethanol we can produce per bushel of corn ground.

Our total distiller grains revenue was approximately 11% less during our six months ended June 30, 2020 compared to the same period of 2019, primarily due to decreased distiller grains production. We sold approximately 13% fewer tons of distiller grains during our six months ended June 30, 2020 compared to the same period of 2019 due to reduced production at the ethanol plant overall along with increased production of corn oil. The average price we received for our dried distiller grains was approximately 1% greater during our six months ended June 30, 2020 compared to the same period of 2019.

Our total corn oil revenue was approximately 6% greater for our six months ended June 30, 2020 compared to the same period of 2019 due to increased pounds of corn oil that we sold, partially offset by lower corn oil prices per pound during the 2020 period. We sold approximately 8% more pounds of corn oil during our six months ended June 30, 2020 compared to the same period of 2019 primarily because of increased corn oil extraction efficiency during the 2020 period. The average price we received for our corn oil was approximately 2% less during our six months ended June 30, 2020 compared to the same period of 2019 due to lower commodity prices generally, including lower energy prices.

During our six months ended June 30, 2020, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $1,176,000 which decreased our revenue. By comparison, we experienced no realized or unrealized gains or losses on ethanol derivative instruments during the same period of 2019.

Cost of Goods Sold

Our total cost of goods sold was approximately 18% less for our six months ended June 30, 2020 compared to the same period of 2019. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 16% less during our six months ended June 30, 2020 compared to our second quarter of 2019 due to using less bushels of corn along with lower corn costs per bushel. We used approximately 11% fewer bushels of corn during our six months ended June 30, 2020 compared to the same period of 2019 due to reduced overall production at the ethanol plant. Our average cost per bushel of corn was approximately 6% lower during our six months ended June 30, 2020 compared to our six months ended June 30, 2019.

We experienced decreased natural gas costs during our six months ended June 30, 2020 compared to the same period of 2019 primarily due to decreased energy prices generally during the 2020 period. During our six months ended June 30, 2020, our average delivered cost per MMBtu of natural gas was approximately 1% less compared to the same period of 2019. In addition, we used approximately 6% fewer MMBtu of natural gas during six months ended June 30, 2020 compared to our six months ended June 30, 2019 due to decreased production at the ethanol plant.

We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our six months ended June 30, 2020, we had a realized gain of approximately $4.18 million related to our corn and natural gas derivative instruments and an unrealized loss of approximately $1.24 million related to our corn and natural gas derivative instruments. During our six months ended June 30, 2019, we had a realized loss of approximately $1.32 million and no change in our unrealized gains or losses related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during the six months ended June 30, 2020 than during our six months ended June 30, 2019, primarily due to decreased dues and subscriptions related to national trade associations.

Other Income (Expense)

We had more interest expense during our six months ended June 30, 2020 compared to the same period of 2019 due to having capitalized interest in 2019, offset by less outstanding debt in 2020. We had less other income during our six months ended June 30, 2020 compared to the same period of 2019 due to less gains in our equity method investments in the 2020 period which are also involved in the ethanol industry.

Changes in Financial Condition for the Six Months Ended June 30, 2020

Balance Sheet Data	June 30, 2020	December 31, 2019
Total current assets	$54,873,085	$87,173,152
Total property and equipment	121,118,830	126,554,986
Total other assets	8,594,810	9,231,854
Total Assets	$184,586,725	$222,959,992

Total current liabilities	$20,166,126	$53,902,670
Total long-term liabilities	11,731,787	15,081,767
Total members' equity	152,688,812	153,975,555
Total Liabilities and Members' Equity	$184,586,725	$222,959,992

We had more cash and cash equivalents at June 30, 2020 compared to December 31, 2019 due to additional cash we generated from our operations. We had less trading securities at June 30, 2020 compared to December 31, 2019 due to redemption of trading securities we used to complete the Retterath unit repurchase in April 2020. We had less accounts receivable at June 30, 2020 compared to December 31, 2019 due to the timing of our quarter end compared to payments we received from our marketers. As of June 30, 2020 we had less inventory compared to December 31, 2019 due to less finished goods on hand on the last day of the month. We had fewer prepaid assets at June 30, 2020 compared to December 31, 2019 due to less prepaid insurance at June 30, 2020. As of June 30, 2020, the value of our derivative instruments was lower compared to December 31, 2019 due to changes in the value of our derivative instruments.

Our net property and equipment was lower at June 30, 2020 compared to December 31, 2019 due to the net effect of capital projects offset by depreciation. The value of our other assets was lower at June 30, 2020 compared to December 31, 2019 due to amortization of our right of use asset, partially offset by increases in other asset values at June 30, 2020 compared to December 31, 2019.

Our accounts payable was less at June 30, 2020 compared to December 31, 2019 due primarily to having less deferred corn payments at June 30, 2020 and lower average corn costs per bushel. As of June 30, 2020, we no longer had $30 million owed to Mr. Retterath related to the unit repurchase which was closed in April 2020. Our accrued expenses were less at June 30, 2020 compared to December 31, 2019 due to decreased employee bonuses pursuant to employee compensation plans accrued at December 31, 2019.

At June 30, 2020 we had less amounts payable on our term note due to regular loan repayments we made during our 2020 fiscal year. Our long-term liabilities were less at June 30, 2020 compared to December 31, 2019 due to amortization of our operating lease liability and a decrease in long term debt at June 30, 2020.

Liquidity and Capital Resources

Our primary sources of liquidity as of June 30, 2020 were cash from our operations and our $30 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of June 30, 2020, we had $30.0 million available pursuant to our revolving loan and approximately $21.4 million in cash and cash equivalents. We also had $10.4 million at June 30, 2020 of trading securities. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the six months ended June 30, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$6,876,710	$1,346,087
Net cash provided by (used in) investing activities	29,312,630	(19,930,557)
Net cash (used for) financing activities	(32,092,325)	(4,842,000)
Cash at beginning of period	17,274,703	28,751,994
Cash and cash equivalents at end of period	$21,371,718	$5,325,524

Cash Flow From Operations

Our operations provided more cash during our first six months of 2020 compared to the same period of 2019 due primarily to increased cash flow from changes in accounts receivable and inventory during the 2020 period.

Cash Flow From Investing Activities

Our investing activities provided more cash during the 2020 period because we redeemed $32 million in trading securities during that time. We also had fewer payments for construction in progress during the 2020 period compared to the 2019 period.

Cash Flow From Financing Activities

Our financing activities used more cash during the 2020 period because we completed the Retterath unit repurchase during the 2020 period. We also made a $3 million loan payment during the 2020 period. During the first six months of 2019 we paid approximately $4.8 million in distributions.

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). Each loan is described below.

Term Loan

We have a $30 million term loan with a fixed interest rate of 4.79%.  We will pay interest on the Term Loan monthly with semi-annual principal payments of $3 million commencing on June 30, 2018.  The maturity date of the Term Loan is December 31, 2022.  We have the ability to prepay principal on the Term Loan without penalty or premium by giving Home Federal thirty days advance notice.  If we choose to refinance the Term Loan within the first thirty-six months following the closing, we may be required to pay Home Federal a prepayment fee.  In the event we default on the Term Loan, Home Federal can charge a default interest rate 2% in excess of the current interest rate. As of June 30, 2020, we had approximately $15 million outstanding on the Term Loan.

Revolving Loan

We have a $30 million term revolving loan which has a maturity date of December 31, 2022. Interest on the Revolving Loan accrues at Prime Rate less 60 basis points. We are required to make monthly payments of interest until the maturity date on December 31, 2022, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of June 30, 2020, we had $0 outstanding on the Revolving Loan and $30 million available to be drawn. Interest accrued on the Revolving Loan as of June 30, 2020 at a rate of 2.65% per year.

Covenants

In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. We agreed to a debt service coverage ratio of 1:15 to 1:00 and a minimum working capital covenant of $30 million.  We are permitted to pay distributions to our members up to 100% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants, including compliance with the financial covenants.  The maximum capital expenditure covenant was increased to $15 million in 2019.

As of June 30, 2020, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

As of June 30, 2020, we had price protection in place for approximately 11% of our anticipated corn needs, 37% of our natural gas needs and none of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,118,000	MMBTU	10%	$(530,060)
Ethanol	186,000,000	Gallons	10%	(22,320,000)
Corn	61,313,000	Bushels	10%	(18,393,900)

For comparison purposes, our sensitivity analysis for our second quarter of 2019 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	2,654,000	MMBTU	10%	$(663,500)
Ethanol	200,000,000	Gallons	10%	(30,000,000)
Corn	56,760,000	Bushels	10%	(22,704,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), James Broghammer, along with our Chief Financial Officer, (the principal financial officer), Beth Eiler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GS Cleantech Patent Litigation

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The Company is one of more than twenty ethanol manufacturers that were sued by GS Cleantech. The complaint alleges that the Company's operation of a corn oil extraction process infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees. The complaint was transferred to the United States District Court for the Southern District of Indiana due to a finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL"). The MDL Court developed two tracks of defendants in this litigation. The first track includes defendants which were originally sued by GS Cleantech in 2010 and a second track of defendants sued in 2013 which includes the Company. On October 23, 2014, the MDL Court granted summary judgment in favor of the first track defendants and found that the GS Cleantech patents which the Company is alleged to have infringed are invalid. Further, in a January 16, 2015 decision, the MDL ruled in favor of a stipulated motion for partial summary judgment finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed.  GS Cleantech appealed these decisions. The federal appeals court recently rejected GS Cleantech's appeal. GS Cleantech may still seek a further appeal of this decision.

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
101
The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019, and (iv) the Notes to Unaudited Financial Statements.**

________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	August 14, 2020	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2020	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)