Form 10-K
period 2020-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2021-03-11
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number	000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24	Lawler	52154
(Address of principal executive offices)	IA	(Zip Code)

(563)	238-5555
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes ☒ No

As of June 30, 2020, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,803,000.

As of March 11, 2021, there were 64,560 membership units outstanding.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

    This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from pandemics including COVID-19;
•Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;
•Lower oil and gasoline prices which result in lower ethanol prices;
•Competition from electric cars;
•Negative operating margins which result from lower ethanol prices;
•Lower ethanol prices which result from the Chinese and Brazilian tariffs;
•Lower distillers grains prices which result from the Chinese anti-dumping and anti-subsidy duties;
•Changes in the availability and price volatility of corn and natural gas;
•Decreases in the market price of ethanol, distiller grains and corn oil;
•Changes in economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•Our ability to continue to satisfy the financial covenants contained in our credit agreements with our lender;
•Changes in interest rates or the lack of credit availability;
•Our ability to generate sufficient liquidity to fund our operations, debt service requirements and capital expenditures;
•The results of our hedging transactions and other risk management strategies;
•Changes in plant production capacity or technical difficulties in operating the plant;
•Changes in environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our operations;
•Changes in or elimination of federal and/or state laws having an impact on the ethanol industry;
•Overcapacity within the ethanol industry;
•Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;
•Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology;
•Our reliance on key management personnel; and
•Competition in the ethanol industry from alternative fuels.

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

    On June 13, 2013, we entered into an agreement with Steve Retterath, our largest member, to repurchase and retire all of the units owned by Mr. Retterath. We agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments, payable at closing and on July 1, 2014. We completed the repurchase of Mr. Retterath's units in April 2020.

    Details of the Company's lawsuit against Mr. Retterath are provided below in the section entitled "PART I - Item 3. Legal Proceedings."

In December 2020, we completed construction and commenced startup of our industrial alcohol production equipment. Industrial alcohol that meets certain purity tests and can be used in products such as hand sanitizer and other disinfectant products. Industrial alcohol is not denatured with gasoline like the fuel ethanol we produce. We expect to be able to sell industrial grade alcohol for a premium over the price we receive for our fuel grade ethanol.

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

    During our 2020 fiscal year, we paid one distribution for a total distribution of $9,684,000, which equaled $150 per membership unit, paid in December 2020.

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the crisis associated with the 2019 novel coronavirus disease (“COVID-19”). In response to these unfavorable operating conditions and a slowdown in global and regional economic activity and a disruption in transportation fuel demand resulting from the COVID-19 pandemic, we reduced our ethanol production rate early in 2020 which impacted our total ethanol production for our 2020 fiscal year.

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

Product	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Ethanol	75%	78%	76%
Distiller Grains	20%	18%	20%
Corn Oil	5%	4%	4%

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

Starting in our 2021 fiscal year, we anticipate selling industrial grade alcohol.

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

Principal Product Markets

Ethanol

    The primary market for our ethanol is the domestic fuel blending market. Other than in 2019 and 2020, over recent years the United States has experienced increased ethanol exports. This increase in ethanol exports followed a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encourage exports. During our 2020 fiscal year, exports of ethanol decreased, but with the top export destinations being Brazil, Canada, India and Mexico. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the imposition of a tariff on imported ethanol by Brazil and increased tariffs implemented by China have created uncertainty as to the viability of these markets for ethanol produced in the United States and may require United States producers to seek out other markets for their products. The trade actions taken by other countries are unpredictable and can have a significant impact on domestic demand and prices as excess ethanol supply can significantly reduce domestic ethanol prices. The industry continues to look for new export markets in order to diversify demand for ethanol. Export demand has also decreased due to the disruption in global fuel demand resulting from travel restrictions in response to the COVID-19 pandemic. Restricted travel, new lockdown measures and slow economic growth continue to have a negative effect on global fuel consumption and it is unknown when such demand will recover as reopening efforts continue to evolve.

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

Distiller Grains

    Distiller grains are primarily used as animal feed. Distiller grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distiller grains exports have increased in recent years as distiller grains have become a more accepted animal feed. During our 2020 fiscal year, the largest importers of United States distiller grains were Mexico, China, Canada, Japan, Colombia and South Korea. Distiller grains demand has continued to be impacted by Chinese tariffs on distiller grains. Historically, China was the largest export market for United States distiller grains. However, due to continuing trade tensions between the United States and China, management does not believe China will significantly increase its demand for distiller grains in the near term which could impact profitability in the ethanol industry during 2021.

Corn Oil

    The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Corn oil demand was relatively stable during our 2020 fiscal year. However, additional corn oil supply has continued to enter the market as the production capacity of the United States ethanol industry has expanded which has impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

Distribution of Principal Products

    We have hired third party marketers which are responsible for the distribution of all of the products we produce. Below is a description of the arrangements we have with our ethanol, distiller grains and corn oil marketers.

Ethanol Distribution

    We have an ethanol marketing agreement with Renewable Products Marketing Group, Inc. ("RPMG"), a professional third party marketer, which is the sole marketer of our ethanol. RPMG also markets all of our corn oil. We are an equity owner of RPMG, LLC ("RPMG, LLC"), the parent company of RPMG, which allows us to realize favorable marketing fees and transparency in the sale of our ethanol and corn oil. Our ethanol marketing agreement provides we can sell our ethanol either through an index arrangement or at a fixed price agreed to between RPMG and the Company. The term of the ethanol marketing agreement is perpetual, until it is terminated. The primary reasons the ethanol marketing agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of the ethanol marketing agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the ethanol marketing agreement. Notwithstanding our right to terminate the ethanol marketing agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after termination. Further, following termination, we would accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If our ethanol marketing agreement is terminated, it would trigger a redemption by RPMG, LLC of our ownership interest in RPMG, LLC.

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

New Products and Services

    We did not introduce any new products or services during our 2020 fiscal year. Following the end of the 2020 fiscal year, we commenced production and sale of industrial grade alcohol.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers as well as raw material suppliers. As of December 31, 2020, the Renewable Fuels Association estimates that there are 210 ethanol production facilities in the United States with capacity to produce approximately 17.6 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,716	10%
POET Biorefining	1,805	10%
Valero Renewable Fuels	1,730	10%
Green Plains Renewable Energy	1,128	6%
Flint Hills Resources	840	5%
    Updated: December 31, 2020

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

Corn Oil Competition

    We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales. Many ethanol producers have increased corn oil production due to the relatively low value of distiller grains which has increased corn oil competition.

Sources and Availability of Raw Materials

Corn Supply

The major raw material required to produce ethanol, distiller grains and corn oil at our plant is corn. The ethanol plant is currently operating at a rate in excess of its nameplate capacity. We anticipate that we will require approximately 65 million bushels of corn per year to produce approximately 195 million gallons of ethanol per year. We buy as much corn as possible from local grain elevators and farmers. Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

    Corn prices were lower during our 2020 fiscal year compared to previous years primarily due to decreased corn demand for ethanol production related to the COVID-19 pandemic. However, later in our 2020 fiscal year, corn prices were increasing due to unfavorable weather conditions which impacted the size of the corn crop harvested in the fall 2020 in our local corn draw area. In addition, corn demand from the ethanol industry was increasing. We have not had difficulty securing the corn we need to operate the ethanol plant, however, our cost to purchase the corn we require has been higher. This may require us to purchase corn which is grown farther away from our plant which may increase our corn costs during our 2021 fiscal year. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Commodities Account/Risk Management

In an attempt to minimize the effects of the volatility of corn costs on our profitability, we have two commodities trading accounts with ADM Investor Services, Inc. ("ADMIS") and an account with R.J. O'Brien & Associates, LLC ("RJO"). In addition, we have a commodities manager who manages our corn procurement activities. ADMIS and RJO serve as our broker for the purchase and sale of commodity futures contracts for corn, and enters into transactions and exercises commodity options for our account in accordance with our instructions. We are required to maintain adequate margins in our accounts, and if we do not maintain adequate margins, ADMIS or RJO may close out any of our positions or transfer funds from our other accounts to cover the margin.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal Savings Bank ("Home Federal"). Management believes that our current sources of working capital are sufficient to sustain our operations for our 2021 fiscal year and beyond.

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

    The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. Recently, the EPA has been granting small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018 and 2 billion gallons in 2019. These small refinery exemptions have had a significant negative impact on domestic demand for ethanol and have resulted in negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. Recently, the EPA announced that it will be supporting the Tenth Circuit Court of Appeals decision from January 2020.

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

    The EPA has not yet established the RFS volume obligations for 2021.

    Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 143 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum domestic demand for ethanol is 14.3 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market. Gasoline demand was lower for 2020 due to COVID-19.

    Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States. In June 2019, the Trump Administration approved the use of E15 year-round at the federal level which has somewhat expanded the use of E15.

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants. Recently a second round of funding of approximately $30 million in grants was announced.

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

In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. In September 2019, the Brazilians increased the tariff free import quota from 600 million liters to 750 million liters. The quota expired in December 2020 so all U.S. ethanol exports to Brazil are now subject to the tariff. This tariff has reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and ultimately to 70%. Management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

Costs and Effects of Compliance with Environmental Laws

    We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2020, we incurred costs and expenses of approximately $234,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $200,000 for compliance with environmental laws for our fiscal year ended December 31, 2021.

Employees
As of December 31, 2020, we had 60 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

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

Risks Relating to Our Business

    We are subject to global and regional economic downturns and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”). The spread of COVID-19 worldwide has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

COVID-19 or another pandemic may negatively impact our ability to operate our business which could decrease or eliminate the value of our units. COVID-19 has resulted in significant uncertainty in many areas of our business. We do not know how long these conditions will last. This uncertainty is expected to negatively impact our operations. We may experience labor shortages if our employees are unable or unwilling to come to work. If our suppliers cannot deliver the supplies we need to operate our business or if we are unable to ship our products due to trucking or rail shipping disruptions, we may be forced to suspend operations or reduce production. If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results. Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

The spread between ethanol and corn prices can vary significantly which can negatively impact our financial condition. Our only sources of revenue come from sales of our ethanol, distiller grains and corn oil. The primary raw materials we use to produce our ethanol, distiller grains and corn oil are corn and natural gas. In order to operate the ethanol plant profitably, we must maintain a positive spread between the revenue we receive from sales of our products and our corn and natural gas costs. This spread between the market price of our products and our raw material costs has been volatile in the past. If we were to experience a period of time where this spread is negative, and the negative margins continue for an extended period of time, it may prevent us from profitably operating the ethanol plant which could decrease the value of our units.

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

    Distiller grains demand and prices has been negatively impacted by the Chinese anti-dumping and countervailing duty investigation. China was historically the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties at rates from 42.2% to 53.7% for the anti-dumping claim and from 11.2% to 12% for the anti-subsidy duty. These trade actions have negatively impacted distiller grains demand and prices which could continue to his potential negatively impact our ability to profitably operate the ethanol plant.

    A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a 20% tariff on ethanol which is produced in the United States and exported to Brazil. The effect of the tariff has been mitigated somewhat by the adoption of a rate tariff quota that allowed 750 million liters of ethanol annually to be allowed into Brazil before the tariff applies. However, this rate tariff quota expired on December 14, 2020, so all of the ethanol exports to Brazil are now subject to the 20% tariff. This tariff has already resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

    We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require at prices which allow us to profitably operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. However, poor weather conditions in the area surrounding the plant impacted the size of the corn crop in our area which has negatively impacted our average cost per bushel of corn. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

Risks Related to Ethanol Industry

    Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. In 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol in recent years. However, this did not continue to occur for our 2020 fiscal year, and may not continue to occur during our 2021 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2021 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

    If exports of ethanol are reduced, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2020 fiscal year with exports of ethanol. Management believes exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports were lower in 2020 compared to prior years and they may continue to decrease. In 2017, China and Brazil both implemented import tariffs on United States ethanol and the European Union has maintained a tariff since 2012, which was only recently repealed in 2019. As a result of small refinery exemptions in 2018 and 2019, and the impacts of the COVID-19 pandemic, we are experiencing the impact of excess ethanol supplies in the market. Without exports of ethanol, excess ethanol supplies in the United States will continue which could continue to negatively impact prices. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

    Many ethanol producers are expanding their production capacity which could continue to increase the oversupply of ethanol in the United States. Recently, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions have resulted in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity which is being constructed may exceed current domestic and export demand. If an oversupply of ethanol were to continue, it could continue to negatively impact domestic ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

Risks Related to Regulation and Governmental Action

    Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. The EPA has not yet released its final rule to set the 2021 RFS volume obligations. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

    Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade. Increased ethanol tariffs would likely reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

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

GS Cleantech Patent Litigation

On August 9, 2013, GS Cleantech Corporation ("GS Cleantech"), a subsidiary of Greenshift Corporation, filed a complaint in the United States District for the Northern District of Iowa against the Company. The Company is one of more than twenty ethanol manufacturers that were sued by GS Cleantech. The complaint alleges that the Company's operation of a corn oil extraction process infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees. The complaint was transferred to the United States District Court for the Southern District of Indiana due to a finding that the action involves questions of fact common to several other lawsuits which were joined in a multi-district litigation ("MDL"). The MDL Court developed two tracks of defendants in this litigation. The first track includes defendants which were originally sued by GS Cleantech in 2010 and a second track of defendants sued in 2013 which includes the Company. On October 23, 2014, the MDL Court granted summary judgment in favor of the first track defendants and found that the GS Cleantech patents which the Company is alleged to have infringed are invalid. Further, in a January 16, 2015 decision, the MDL ruled in favor of a stipulated motion for partial summary judgment finding that all of the GS Cleantech patents in the suit were invalid and, therefore, not infringed. GS Cleantech appealed these decisions. The federal appeals court recently rejected GS Cleantech's appeal and the Supreme Court recently denied GS Cleantech's request for an additional appeal.

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

    As of March 11, 2021, we had 64,560 units outstanding and approximately 1,240 total members.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2019	$2,750	$3,000	$3,000	10
Second Quarter 2019	$2,750	$2,800	$2,773	54
Third Quarter 2019	$2,500	$2,800	$2,571	35
Fourth Quarter 2019	$—	$—	$—	—
First Quarter 2020	$2,200	$2,300	$2,222	112
Second Quarter 2020	$2,000	$2,600	$2,265	292
Third Quarter 2020	$2,000	$2,500	$2,289	73
Fourth Quarter 2020	$2,200	$2,500	$2,365	189

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

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2019	$2,750	$3,000	$2,857	70
Second Quarter 2019	$2,750	$2,850	$2,783	30
Third Quarter 2019	$2,650	$2,750	$2,716	107
Fourth Quarter 2019	$—	$—	$—	—
First Quarter 2020	$2,300	$3,300	$2,500	175
Second Quarter 2020	$—	$—	$—	—
Third Quarter 2020	$—	$—	$—	—
Fourth Quarter 2020	$2,500	$2,500	$2,500	25

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2019	$—	$—	$—	—
Second Quarter 2019	$2,000	$2,000	$2,000	50
Third Quarter 2019	$—	$—	$—	—
Fourth Quarter 2019	$2,200	$2,200	$2,200	10
First Quarter 2020	$2,000	$2,200	$2,075	65
Second Quarter 2020	$—	$—	$—	—
Third Quarter 2020	$2,200	$2,300	$2,233	30
Fourth Quarter 2020	$2,000	$2,400	$2,057	140

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since December 31, 2015, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2015. Data points on the graph are quarterly. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2018, 2017 and 2016 and the selected income statement data and other financial data for the years ended December 31, 2017 and 2016 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of December 31, 2020 and 2019 and the selected income statement data and other financial data for each of the years in the three year period ended December 31, 2020 have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	2020	2019	2018	2017	2016
Total Revenue	$281,386,439	$329,774,685	$307,400,097	$256,525,281	$272,938,079
Net Income	6,075,000	19,476,753	19,766,205	16,832,350	34,484,463
Net Income Per Unit	94.10	301.68	306.09	260.62	533.94
Distributions Declared Per Unit	150.00	350.00	220.00	255.00	499.00
Total Assets	175,539,220	222,959,992	225,593,652	225,298,068	198,784,899
Long-term Liabilities	1,479,063	15,081,767	17,950,754	23,936,683	123,190
Members' Equity	150,366,555	153,975,555	157,094,802	151,600,547	151,237,372

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal Years Ended December 31, 2020 and 2019

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenue	$281,386,439	100.0	$329,774,685	100.0

Cost of goods sold	273,607,219	97.2	307,650,836	93.3

Gross profit	7,779,220	2.8	22,123,849	6.7

Selling, general and administrative expenses	3,719,110	1.3	3,885,532	1.2

Operating income	4,060,110	1.4	18,238,317	5.5

Other income	2,014,890	0.7	1,238,436	0.4

Net income	$6,075,000	2.2	$19,476,753	5.9

Revenue

    Our total revenue for our 2020 fiscal year was approximately 15% less than our total revenue for our 2019 fiscal year. Management attributes this decrease in revenue primarily with decreased total production at the ethanol plant which resulted in decreased sales during our 2020 fiscal year along with lower average ethanol prices, partially offset by increased average distiller grains prices during our 2020 fiscal year. Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

    For our 2020 fiscal year, our total ethanol revenue decreased by approximately 18% compared to our 2019 fiscal year due to decreased production which was a result of poor market conditions, partially attributable to the COVID-19 pandemic along with a decrease in the average price we received for the ethanol we sold during our 2020 fiscal year. The gallons of ethanol we sold during our 2020 fiscal year decreased by approximately 9% compared to our 2019 fiscal year. This decrease in ethanol sales resulted from decreased ethanol production at the ethanol plant. The average price we received for our ethanol during our 2020 fiscal year was approximately 9% less than during our 2019 fiscal year. Management attributes this decrease in ethanol prices to decreased gasoline prices and demand during our 2020 fiscal year. During much of our 2020 fiscal year, gasoline demand was lower due to the COVID-19 pandemic. Many states instituted travel restrictions and other social distancing measures which resulted in significantly lower gasoline demand. COVID-19 impacted travel throughout the world which also impacted ethanol exports during our 2020 fiscal year. Since ethanol is primarily blended with gasoline, when gasoline demand is lower it has a corresponding impact on ethanol demand. While gasoline demand rebounded during the summer of 2020, gasoline demand has remained lower for our entire 2020 fiscal year. Management expects that gasoline demand will remain lower during the first two quarters of our 2021 fiscal year due to the continuing impact of the COVID-19 pandemic. However, management believes that as COVID-19 vaccines are distributed, it may result in an easing of travel restrictions and social distancing measures which may result in increased gasoline demand. Increased gasoline demand is expected to have a positive impact on ethanol demand and prices.

    Our total distiller grains revenue was approximately 5% less during our 2020 fiscal year compared to the same period of 2019 primarily due to decreased distiller grains production during our 2020 fiscal year, partially offset by increased distiller grains average prices during our 2020 fiscal year. We sold approximately 10% less tons of distiller grains during our 2020 fiscal year compared to the same period of 2019 due to our decreased overall production. The average prices we received for our distiller grains were greater during our 2020 fiscal year compared to the same period of 2019 due primarily to increased distiller grains demand and decreased market supply of distiller grains. We primarily sell our distiller grains in the dried form based on market conditions which favor this product, however we still sell a small portion of our distillers grains in the modified form. The average price we received per ton of dried distiller grains sold increased by approximately 4% during our 2020 fiscal year compared to the same period of 2019. The average price we received per ton of modified distiller grains sold increased by approximately 61% during our 2020 fiscal year compared to the same period of 2019. Since distiller grains are primarily used as an animal feed substitute for corn and soybean meal, the price of distiller grains is impacted by these competing products. Management anticipates relatively stable distiller grains prices during our 2021 fiscal year unless corn and soybean production is lower or export demand for these products increases, especially if export issues between China and the United States are resolved. If China reenters the market for United States agricultural products, it could quickly result in higher corn, soybean and distiller grains prices.

    Our revenue from corn oil sales was approximately 8% greater during our 2020 fiscal year compared to the same period of 2019, due to increased corn oil production and prices for the corn oil we sold during our 2020 fiscal year. The average price we received for our corn oil during our 2020 fiscal year was approximately 2% greater than the average price we received during the same period of 2019. Management attributes this increase in corn oil prices with decreased corn oil supply during 2020. Recently the biodiesel blenders' tax credit was renewed for prior years and until December 31, 2022. Management expects that added certainty in the biodiesel blenders' credit will support current corn oil prices.

    We sold approximately 6% more pounds of corn oil during our 2020 fiscal year compared to the same period of 2019. Management attributes this increase in corn oil sales to increased corn oil produced per bushel of corn used and increased operating time for our corn oil extraction equipment. Management expects corn oil production to be comparable during our 2021 fiscal year compared to our 2020 fiscal year.

Cost of Goods Sold

    Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was lower during our 2020 fiscal year compared to our 2019 fiscal year due to decreased consumption of corn and natural gas, along with lower average corn costs per bushel during our 2020 fiscal year compared to our 2019 fiscal year.

    The average price we paid per bushel of corn was approximately 8% less during our 2020 fiscal year compared to our 2019 fiscal year. Management attributes this decrease in the average price we paid per bushel of corn with lower corn demand during our 2020 fiscal year due to reduced ethanol production which is a major source of corn demand. Towards the end of our 2020 fiscal year, our average corn costs per bushel were higher due to increased ethanol production along with localized decreased corn production in our local market. Management anticipates that corn prices will remain at current levels during our 2021 fiscal year, unless Chinese export demand increases significantly which could result in higher corn prices and demand. During our 2020 fiscal year we had combined realized and unrealized losses on our corn and natural gas risk management positions of approximately $5.5 million, which increased our cost of goods sold during our 2020 fiscal year. During our 2019 fiscal year, we experienced a combined realized and unrealized gain on our risk management positions of approximately $4.5 million which reduced our cost of goods sold during our 2019 fiscal year.

    We purchased approximately 6% fewer bushels of corn during our 2020 fiscal year compared to our 2019 fiscal year. Management attributes this decrease in corn consumption with decreased production during our 2020 fiscal year due to reduced run rates in the ethanol plant during early in the 2020 fiscal year. Management anticipates that our corn consumption will be higher during our 2021 fiscal year compared to our 2020 fiscal year because we currently anticipate increased production during our 2021 fiscal year.

    During our 2020 fiscal year, the average price we paid per MMBtu of natural gas was approximately 1% less compared to our 2019 fiscal year. Management attributes this decrease in natural gas prices to lower market energy prices and demand which impacted natural gas prices. In addition, we entered into natural gas price lock agreements for most of 2020 which helped avoid natural gas price spikes. Management expects relatively stable natural gas prices during our 2021 fiscal year because we anticipate securing price lock agreements for a percentage of our 2021 anticipated usage. We consumed approximately 4% less natural gas during our 2020 fiscal year compared to the same period of 2019, primarily due to decreased production at the ethanol plant. We expect our natural gas consumption to be higher during our 2021 fiscal year as we anticipate increased production at the ethanol plant during our 2021 fiscal year.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were less during our 2020 fiscal year compared to our 2019 fiscal year due primarily to decreased dues and subscriptions, and decreased employee related expenses, partially offset by increased legal expense, insurance costs and property taxes.

Other Income (Expense)

We had less interest expense during our 2020 fiscal year compared to our 2019 fiscal year due to decreasing principal amounts outstanding on our loans as scheduled principal payments are paid and the pay off of the term debt in 2020. We had more interest income during our 2020 fiscal year compared to the same period of 2019 due to having more cash on hand for portions of the 2020 period. We had more other income during our 2020 fiscal year compared to the same period of 2019 primarily due to Small Business Administration Payroll Protection Program funds as well as Iowa Economic relief funds.

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

Cost of Goods Sold

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

Changes in Financial Condition for the Fiscal Years Ended December 31, 2020 and 2019

Balance Sheet Data	December 31, 2020	December 31, 2019
Total current assets	$39,328,153	$87,173,152
Total property and equipment	128,534,219	126,554,986
Total other assets	7,676,848	9,231,854
Total Assets	$175,539,220	$222,959,992

Total current liabilities	23,693,602	$53,902,670
Total long-term liabilities	1,479,063	15,081,767
Total members' equity	150,366,555	153,975,555
Total Liabilities and Members' Equity	$175,539,220	$222,959,992

    We had less cash on hand at December 31, 2020 compared to December 31, 2019 due to cash used to pay off term debt in 2020. We had no marketable trading securities at December 31, 2020 compared to approximately $42.5 million at December 31, 2019. A portion of our marketable trading securities during the 2019 period were being held to complete the Retterath unit repurchase, which was completed in April 2020. The value of our accounts receivable was less at December 31, 2020 compared to December 31, 2019 due to the timing of our product shipments compared to the end of our fiscal year as we were awaiting payment for less of our finished products at the end of our 2020 fiscal year compared to the end of our 2019 fiscal year. The value of our inventory was higher at December 31, 2020 compared to December 31, 2019 due primarily to increased corn inventory and finished goods inventory at December 31, 2020 compared to December 31, 2019. We had more prepaid and other assets at December 31, 2020 compared to December 31, 2019 due primarily to increases in prepaid insurance.

    The value of our plant equipment and buildings was more at December 31, 2020 compared to December 31, 2019 primarily due to capital projects which were completed or in progress during our 2020 fiscal year, partially offset by regular depreciation of our assets. We had approximately $621,000 in construction in progress at December 31, 2020.

Our other assets were lower because of the reduction of our right of use asset related to our leases as the lease terms expire. This decrease was partially offset by an increase in undistributed income from our investment in RPMG, LLC, an affiliate of our ethanol and corn oil marketer. In addition, we continue to amortize certain utility rights associated with construction of the ethanol plant.

Current liabilities decreased due to a decrease in amounts due to a former member at December 31, 2020 compared to December 31, 2019. We had a $30 million liability as of 2019 related to the membership unit repurchase agreement that was paid out in 2020. Our accrued expenses, primarily related to year-end bonus accruals, were comparable at December 31, 2020 and December 31, 2019.

We had less long-term liabilities at December 31, 2020 compared to December 31, 2019 due to payments we made on the term debt we incurred related to our expansion project.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $50 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2020, we had $50 million available pursuant to our revolving loan and approximately $5.1 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months to continue our operations. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

Comparison of Cash Flows for fiscal years ended December 31, 2020 and 2019.

The following table shows cash flows for the fiscal years ended December 31, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$19,415,067	$35,290,146
Net cash provided by (used in) investing activities	25,158,782	(18,171,437)
Net cash (used in) financing activities	(56,776,325)	(28,596,000)
Cash at beginning of period	17,274,703	28,751,994
Cash at end of period	$5,072,227	$17,274,703

Cash Flow From Operations

    Our operations generated less cash during our 2020 fiscal year compared to the same period of 2019 primarily due to lower net income and increased inventory in the 2020 fiscal year which resulted in less cash during the 2020 period.

Cash Flow From Investing Activities

    We used more cash for capital expenditures during our 2020 fiscal year compared to our 2019 fiscal year. Our primary capital projects during our 2020 fiscal year were additional grain storage, additional distillation, installation of industrial grade alcohol production process and some other operating upgrades. We received more cash during our 2020 fiscal year compared to our 2019 fiscal year for sales of trading securities that were used for the member repurchase agreement.

Cash Flow From Financing Activities

    We used less cash for distributions to our members during our 2020 fiscal year compared to our 2019 fiscal year. This decrease is offset by the payment to a former member and more payments on long term borrowings during our 2020 fiscal year compared to our 2019 fiscal year, resulting in more cash used in financing activities in 2020 fiscal year compared to our 2019 fiscal year.

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

Cash Flow From Investing Activities

    We used less cash for capital expenditures during our 2019 fiscal year compared to our 2018 fiscal year. Our primary capital projects during our 2019 fiscal year were a yeast propagation project, a stack heat recovery project and some other operating upgrades. We used more cash during our 2019 fiscal year compared to our 2018 fiscal year for purchases of trading securities.

Cash Flow From Financing Activities

    Our financing activities used more cash during our 2019 fiscal year due to more distributions to our members compared to our 2018 fiscal year.

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

    On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal. Each loan is described below. The Term Loan was paid in full in September, 2020.

Revolving Loan

    We have a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the Revolving Loan accrues at 60 basis points below Prime Rate, 2.65% as of December 31, 2020. We are required to make monthly payments of interest until the maturity date on November 6, 2025, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of December 31, 2020, we had $0 outstanding on our term revolving loan and $50 million available to be drawn.

Covenants

    In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. We agreed to a debt service coverage ratio of 1:15 to 1:00 and minimum working capital covenant of $30 million.  We are permitted to pay distributions to our members up to 100% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants including compliance with the financial covenants.  Further, during 2018 our maximum capital expenditure covenant was increased from $10 million to $12 million for 2018 and $15 million per year going forward. In 2020, the maximum capital expenditure covenant was increased to $17.5 million, unless certain working capital covenants are met, then capital expenditure is unlimited. As of December 31, 2020, we were in compliance with all of our debt covenants and financial ratios.

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

Paycheck Protection Program Debt

We entered into a loan agreement with the Small Business Administration (SBA) through Home Federal Savings Bank on April 7, 2020 for approximately $908,000 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan was to mature in April 2022 and had an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for a 24 week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. In November 2020, we received notification from the SBA that all loan proceeds were forgiven.

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our contractual obligations and approximate commitments as of December 31, 2020:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$3,297,000	$1,752,000	$1,455,000	$90,000	$—
Purchase Obligations	33,680,000	33,680,000	—	—	—
Total Contractual Cash Obligations	$36,977,000	$35,432,000	$1,455,000	$90,000	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we had no amounts outstanding on variable interest debt as of December 31, 2020. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

    As of December 31, 2020, we had price protection in place for approximately 12% of our anticipated corn needs, 10% of our natural gas needs and none of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	4,510,000	MMBTU	10%	$1,398,100
Ethanol	195,000,000	Gallons	10%	27,300,000
Corn	57,000,000	Bushels	10%	27,075,000

    For comparison purposes, our sensitivity analysis for our 2019 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	1,121,000	MMBTU	10%	$246,620
Ethanol	192,235,000	Gallons	10%	26,912,900
Corn	60,759,000	Bushels	10%	24,303,600

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of Homeland Energy Solutions, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC (the Company) as of December 31, 2020 and 2019, the related statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

Des Moines, Iowa
March 11, 2021

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,072,227	$17,274,703
Trading securities	—	42,508,451
Accounts receivable	4,121,778	7,159,632
Derivative instruments	840,857	799,484
Inventory	24,459,408	15,311,396
Prepaid and other	4,833,883	4,119,486
Total current assets	39,328,153	87,173,152

PROPERTY AND EQUIPMENT
Land and improvements	23,260,902	23,181,342
Buildings	8,777,302	8,777,302
Equipment	240,429,826	222,979,738
Construction in progress	620,832	722,507
	273,088,862	255,660,889
Less accumulated depreciation	144,554,643	129,105,903
Total property and equipment	128,534,219	126,554,986

OTHER ASSETS
Right of use asset operating leases, net	3,116,941	4,678,365
Utility rights, net of accumulated amortization of $1,864,769 and $1,728,386	443,260	579,643
Other assets	4,116,647	3,973,846
Total other assets	7,676,848	9,231,854

TOTAL ASSETS	$175,539,220	$222,959,992

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2020	December 31, 2019
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$20,836,019	$14,834,053
Due to former member	—	30,000,000
Accrued expenses	1,219,705	1,507,195
Current maturities of long term debt	—	6,000,000
Current portion operating lease liability	1,637,878	1,561,422
Total current liabilities	23,693,602	53,902,670

COMMITMENTS AND CONTINGENCIES (Note 5)

LONG-TERM LIABILITIES
Term revolving loan	—	11,964,824
Operating lease liability	1,479,063	3,116,943
Total long-term liabilities	1,479,063	15,081,767

MEMBERS' EQUITY (64,560 units issued and outstanding)	150,366,555	153,975,555

TOTAL LIABILITIES AND MEMBERS' EQUITY	$175,539,220	$222,959,992

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2020, 2019, and 2018

	2020	2019	2018

Revenue	$281,386,439	$329,774,685	$307,400,097

Costs of goods sold	273,607,219	307,650,836	283,549,201

Gross profit	7,779,220	22,123,849	23,850,896

Selling, general and administrative expenses	3,719,110	3,885,532	3,658,156

Operating income	4,060,110	18,238,317	20,192,740

Other income (expense)
Interest expense	(591,614)	(902,101)	(1,314,324)
Interest income	64,724	53,375	14,516
Other income	1,634,105	2,087,162	873,273
Gain on debt extinguishment	907,675	—	—
Total other income (expense)	2,014,890	1,238,436	(426,535)

Net Income	$6,075,000	$19,476,753	$19,766,205

Basic & diluted net income per capital unit	$94	$302	$306

Distribution per capital unit	$150	$350	$220

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,560	64,560	64,576

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2020, 2019 and 2018

Members'
Equity
Balance, December 31, 2017	$151,600,547
Redemption of 25 Membership Units	(65,000)
Distributions	(14,206,950)
Net Income	19,766,205
Balance, December 31, 2018	157,094,802
Distributions	(22,596,000)
Net Income	19,476,753
Balance, December 31, 2019	153,975,555
Distributions	(9,684,000)
Net Income	6,075,000
Balance, December 31, 2020	$150,366,555

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
For the Years Ended December 31, 2020, 2019, and 2018

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,075,000	$19,476,753	$19,766,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,975,566	15,693,009	15,169,546
Unrealized (gain) loss on risk management activities	(41,373)	129,900	(174,163)
Realized and unrealized (gain) loss on trading securities	28,058	(1,954,630)	(351,156)
(Gain) loss on disposal of property and equipment	101,347	(550)	—
(Gain) on debt extinguishment	(907,675)	—	—
Change in working capital components:
Accounts receivable	3,037,854	72,089	(5,971,285)
Inventory	(9,148,012)	(561,197)	1,233,735
Prepaid expenses and other	(565,306)	(965,629)	(470,208)
Accounts payable, accrued expenses	4,859,608	3,400,401	1,539,635
Net cash provided by operating activities	19,415,067	35,290,146	30,742,309

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	—	(30,000,000)	—
Sale of trading securities	42,480,393	20,000,000	—
Payments for property and equipment	(17,061,719)	(8,508,858)	(10,524,217)
Proceeds from sale of equipment	32,000	550	—
Decrease (increase) in other assets	(291,892)	336,871	(762,375)
Net cash provided by (used in) investing activities	25,158,782	(18,171,437)	(11,286,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(9,684,000)	(22,596,000)	(14,206,950)
Advances on term revolving loan	15,000,000	—	—
Payments on term revolving loan	(15,000,000)	—	—
Repurchase of member units	—	—	(65,000)
Payment to former member	(30,000,000)	—	—
Proceeds from long-term borrowings	907,675	—	—
Payments on long-term borrowings	(18,000,000)	(6,000,000)	(6,000,000)
Net cash (used in) financing activities	(56,776,325)	(28,596,000)	(20,271,950)

Net (decrease) in cash and cash equivalents	(12,202,476)	(11,477,291)	(816,233)

Cash and Cash Equivalents - Beginning	17,274,703	28,751,994	29,568,227
Cash and Cash Equivalents - Ending	$5,072,227	$17,274,703	$28,751,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of 2020 $55,776 and 2019 $203,690 and 2018 $74,077	$556,438	$888,031	$1,423,995
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$—	$6,320,411	$—
Accounts payable related to property and equipment	$1,043,698	$188,830	$1,796,079
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

At December 31, 2020, the Company held no trading securities. At December 31, 2019, trading securities consisted of corporate bonds and short term bond mutual funds with an approximate cost of $42,370,000 and fair value of $42,508,000. For the fiscal years ended December 31, 2020, 2019, and 2018 the Company recorded realized and unrealized gains and (losses) from these investments of approximately $(28,000), $1,955,000, and $351,000 respectively.

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

Property and Equipment
Property and equipment are stated at cost. Significant additions and betterments are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. The Company uses the straight-line method of computing depreciation over the estimated useful lives as follows:

	Estimated Useful Life in Years
	Minimum	Maximum
Land Improvements	20	40
Buildings	10	40
Equipment	7	40

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require a long-lived asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset group to the carrying value of the asset group. If the carrying value of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company has concluded that no impairment is necessary as of December 31, 2020 and 2019.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements
At December 31, 2020, the Company anticipates the following amortization of utility rights for the years ended December 31:

2021	136,000
2022	136,000
2023	136,000
2024	35,000
Total amortization	$443,000

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

•sales of ethanol;

•sales of distiller grains; and

•sales of corn oil;

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The disaggregation of revenue according to product line, along with accounts receivable from contracts with customers, is as disclosed in Note 5.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements
Committed Shares to be Redeemed
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the membership units owned by Mr. Retterath. The Company agreed to close on this repurchase on, or before, August 1, 2013. The Company agreed to repurchase and retire 25,860 membership units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments, payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. Due to all conditions of the agreement being met prior to, or on, August 1, 2013, the Company believes that it has a binding agreement with Mr. Retterath; as such the commitment to repurchase and retire the membership units is reflected in the financial statements as a liability as these shares became mandatorily redeemable on June 13, 2013. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. In April 2020, the Company closed the repurchase of the membership units and therefore does not show a liability for the repurchase as of December 31, 2020. See Notes 4 and 10 for additional information.

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

Environmental Liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2020, 2019, or 2018.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the year ended December 31, 2020, ethanol sales averaged approximately 75% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains and 5% of revenues were generated from the sale of corn oil. For the year ended December 31, 2020, corn costs averaged approximately 40% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs,

Homeland Energy Solutions, LLC
Notes to Financial Statements
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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a "Public Health Emergency of International Concern" and on March 11, 2020, declared COVID-19 a pandemic. The impact of COVID-19 has negatively impacted the Company's operations, suppliers or other vendors, and customer base. Any future quarantines, labor shortages or other disruptions to the Company's operations, or those of their customers, may adversely impact the Company's revenues, ability to provide its services and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which the coronavirus continues to impact the Company's results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

2.    INVENTORY

Inventory consisted of the following as of December 31, 2020 and 2019.

	2020	2019
Raw Materials	$15,909,576	$10,757,505
Work in Process	2,923,041	2,617,916
Finished Goods	5,626,791	1,935,975
Totals	$24,459,408	$15,311,396

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

Term Revolving Loan
Under the terms of the Second Amended and Restated Second Supplement to the Master Loan Agreement, dated November 6, 2020, the Company has a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the term revolving loan is due monthly and accrues at a rate equal to the Prime Rate less 60 basis points, 2.65% at December 31, 2020. There was no balance outstanding on the term revolving loan and $50 million available to be drawn as of December 31, 2020.

Term Loan
Under the terms of the Fourth Supplement to the Master Loan Agreement, dated June 29, 2017, the Company had a $30 million term loan which has a maturity date of December 31, 2022. The Company has no outstanding borrowings on the term loan at December 31, 2020. Interest on the term loan was at a fixed rate of 4.79%. The Company was required to make monthly interest payments beginning July 1, 2017 and bi-annual principal payments of $3 million beginning on June 30, 2018. The long-term portion of the outstanding debt was presented net of unamortized debt issuance costs of $35,176 as of December 31, 2019.

Homeland Energy Solutions, LLC
Notes to Financial Statements
Paycheck Protection Program Debt
The Company entered into a loan agreement with the Small Business Administration (SBA) through Home Federal Savings Bank on April 7, 2020 for approximately $908,000 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan was to mature in April 2022 and has an interest rate of 0.01%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for a 24 week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. In November 2020, the Company received notification from the SBA that all loan proceeds received by the Company were forgiven. As the Company was legally released as the primary obligor, the Company recorded a gain on debt extinguishment in the statements of operations for approximately $908,000.

Covenants
During the term of the loan, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all debt covenants as of December 31, 2020.

4.    RELATED PARTY TRANSACTIONS

Due to Former Member
On June 13, 2013, the Company entered into an agreement with Steve Retterath, the Company's largest member, to repurchase and retire all of the units owned by Mr. Retterath. The Company agreed to close on this repurchase on or before August 1, 2013. The Company agreed to repurchase and retire 25,860 memberships units owned by Mr. Retterath in exchange for $30 million, to be paid in two equal installments payable at closing and on July 1, 2014. The transaction failed to close by the scheduled date due to objections by Mr. Retterath. The Company believes that it has a binding agreement with Mr. Retterath. On August 14, 2013, the Company filed a lawsuit against Mr. Retterath in Iowa state court to enforce the terms of the repurchase agreements. The Company asked the Iowa court to require Mr. Retterath to complete the repurchase agreement pursuant to its terms. In February 2020, the Iowa Supreme Court ruled that the repurchase agreement was valid and enforceable and ordered Mr. Retterath to close on the unit repurchase.

Mr. Retterath's contention was that he was not bound by the agreement. The Company's position is as of the closing date, Mr. Retterath was no longer the equitable owner of any membership units in the Company. As a result, the Company recorded a $30 million current liability related to the amount the Company agreed to pay Mr. Retterath to repurchase his membership units and has correspondingly reduced members' equity on its balance sheet. In April 2020, Mr. Retterath agreed to complete the repurchase and $30 million was paid to Mr. Retterath.

Other Matters
The Company purchases corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2020, and 2019 from these companies and individuals totaled approximately $2,282,000, and $3,113,000, respectively. Amounts due to those members was $28,078 and $3,540, as of December 31, 2020 and 2019, respectively.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers
The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of December 31, 2020, the Company had no commitments to sell any of its produced gallons of ethanol at fixed prices.

The Company has also entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2020, the Company had commitments to

Homeland Energy Solutions, LLC
Notes to Financial Statements
sell approximately 5.0 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery throughout the first quarter of 2021.

The Company also has an investment in RPMG, LLC, included in other assets, totaling approximately $2,527,000 and $2,422,000 as of December 31, 2020 and 2019.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires in April, 2021; no such written notice has been given. As of December 31, 2020, the Company had approximately 58,000 tons of distiller grains commitments for delivery through March 2021 at various fixed prices.

All above sales commitments are accounted for as normal sales, and accordingly, have not been marked to market.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Sales ethanol - RPMG	$205,900,000	$257,312,000	$234,222,000
Sales distiller grains	55,669,000	58,555,000	61,034,000
Sales corn oil - RPMG	14,698,000	13,607,000	12,103,000

Marketing fees ethanol - RPMG	$206,000	$243,000	$254,000
Marketing fees distiller grains	817,000	879,000	852,000
Marketing fees corn oil - RPMG	101,000	104,000	76,000

	2020	2019
Amount due from RPMG	$1,451,000	$4,712,000
Amount due from CHS	2,635,000	2,388,000

At December 31, 2020, the Company had approximately $20,489,000 in outstanding corn purchase commitments for bushels at various prices and approximately 3,244,000 bushels of unpriced corn purchase commitments through September 2022. Additionally, the Company had locked in place approximately 540,000 decatherms of natural gas at fixed prices through February 28, 2021. These contracts are accounted for under the normal purchase exclusion.

As of December 31, 2020, the Company had approximately 2,884,000 bushels with approximate market value of $11,208,000 of deferred corn. As of December 31, 2019, the Company had approximately 1,017,000 bushels with approximate market value of $3,821,000 of deferred corn.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity through December, 2021, accounted for under the normal purchase exclusion, which approximated $1,983,000.

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

Homeland Energy Solutions, LLC
Notes to Financial Statements
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

The Company leases rail cars and rail moving equipment with original terms up to seven years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2020, 2019 and 2018 was approximately $1,772,000, $1,734,000 and $1,676,000. The lease agreements have maturity dates ranging from March 2022 to October 2025. The weighted average remaining life of the lease term for these leases was 1.89 years as of December 31, 2020.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.79%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $3,116,941 and $4,678,365 as of December 31, 2020 and 2019, respectively.
At December 31, 2020, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the years ended December 31:

2021	1,752,000
2022	1,046,000
2023	300,000
2024	109,000
2025	90,000
Total lease commitments	$3,297,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of December 31, 2020, is shown below.

Undiscounted future payments	$3,297,000
Discount effect	(180,059)
$3,116,941

7.    EMPLOYEE BENEFIT PLANS

On January 1, 2016, the Company adopted a 401k retirement plan which provides retirement savings options for all eligible employees. Previously, the Company utilized a Simple IRA Adoption Agreement to provide retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2020, 2019 and 2018, the Company made matching contributions of approximately $183,000, $185,000 and $174,000, respectively.

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.    The Company's plant will grind approximately 65 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At December 31, 2020, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 12% of its anticipated monthly grind over the next twelve months.
Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for years ended December 31, 2020, 2019, and 2018 and the fair value of derivatives as of December 31, 2020 and 2019:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2020.
	Revenue	$(1,177,000)	$—	$(1,177,000)
	Cost of Goods Sold	$1,783,000	$(7,325,000)	$(5,542,000)
	Total	$606,000	$(7,325,000)	$(6,719,000)

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2019.
	Cost of Goods Sold	$3,530,000	$927,000	$4,457,000
	Total	$3,530,000	$927,000	$4,457,000

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2018.
	Cost of Goods Sold	$2,957,000	$(48,000)	$2,909,000
	Total	$2,957,000	$(48,000)	$2,909,000

	Balance Sheet Classification	December 31, 2020	December 31, 2019
Futures and option contracts
In gain position		$—	$1,126,000
In loss position		(6,233,000)	(37,000)
Cash held by (due to) broker		7,074,000	(290,000)
	Current Asset	$841,000	$799,000

9.    FAIR VALUE MEASUREMENTS

Homeland Energy Solutions, LLC
Notes to Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Trading Securities
December 31, 2020
Assets	$—	$—	$—	$—
December 31, 2019
Assets	$42,508,000	$42,508,000	$—	$—
Derivative financial instruments
December 31, 2020
Liabilities	$(6,233,000)	$(6,233,000)	$—	$—
December 31, 2019
Assets	$1,126,000	$1,126,000	$—	$—
Liabilities	(37,000)	(37,000)	—	—

10.    LITIGATION MATTERS

Retterath
In relation to the repurchase agreement discussed in Note 4, on August 1, 2013 Mr. Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath

Homeland Energy Solutions, LLC
Notes to Financial Statements
subsequently filed various motions with the Iowa Court and was granted a stay regarding his obligation to perform the repurchase agreement while the court considered his post trial motions. The Iowa Court overruled Mr. Retterath's post trial motions and Mr. Retterath filed an appeal. In February 2020, the Iowa Supreme Court ruled that the repurchase agreement was valid and enforceable. The repurchase closed in April 2020. Now that the first part of the case is resolved, the additional matters Mr. Retterath added to the case in 2016 will be resolved by the court.

GS Cleantech Corporation
On August 9, 2013, GS Cleantech Corporation (GS Cleantech), a subsidiary of Greenshift Corporation, filed a complaint against the Company alleging that the Company's operation of a corn oil extraction process licensed by the Company infringes patent rights claimed by GS Cleantech. GS Cleantech seeks royalties, damages and potentially triple damages associated with the alleged infringement, as well as attorney's fees from the Company. The Company filed a motion for summary judgment which was granted by the Court. GS Cleantech has appealed this decision. The Company has filed an answer and counterclaims claiming invalidity of the patents, noninfringement, and inequitable conduct. The federal appeals court recently rejected GS Cleantech's appeal and the Supreme Court rejected GS Cleantech's request for a further appeal.

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2020, 2019 and 2018 are as follows:

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$65,037,238	$63,862,205	$73,396,939	$79,090,057
Gross Profit (Loss)	(3,927,585)	4,577,977	8,128,255	(999,427)
Operating Income (Loss)	(4,932,598)	3,746,721	7,150,515	(1,904,528)
Net Income (Loss)	(5,248,565)	3,961,822	7,256,014	105,729
Basic & diluted earnings (Loss) per unit	$(81)	$61	$112	$2

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$82,074,397	$84,860,557	$76,896,475	$85,628,405
Gross Profit	5,567,871	4,600,109	4,527,443	7,428,426
Operating Income	4,402,367	3,621,216	3,801,180	6,413,554
Net Income	4,719,055	4,259,845	3,990,592	6,507,261
Basic & diluted earnings per unit	$73	$66	$62	$101

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$76,622,447	$84,188,461	$77,391,884	$69,197,305
Gross Profit	5,926,327	12,090,427	7,436,293	(1,602,151)
Operating Income (Loss)	5,181,254	10,987,670	6,540,911	(2,517,095)
Net Income (Loss)	5,072,754	10,700,036	6,404,067	(2,410,652)
Basic & diluted earnings (loss) per unit	$79	$166	$99	$(38)

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

Homeland Energy Solutions, LLC
Notes to Financial Statements
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

    As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (the principal executive officer), James Broghammer, and our Chief Financial Officer (the principal financial and accounting officer), Beth Eiler. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Controls

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2020 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference in the definitive proxy statement from our 2021 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2020 fiscal year end on December 31, 2020. This proxy statement is referred to in this report as the 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

    The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

    Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Financial Statements

The financial statements appear beginning at page 31 of this report.

(2)Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.5	Amended and Restated Operating Agreement dated April 4, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
3.6	First Amendment to Amended and Restated Operating Agreement dated December 19, 2013.		Exhibit 3.6 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
3.7	Third Amendment to Amended and Restated Operating Agreement		Exhibit 3.1 to the Registrant's Form 10-Q filed with the Commission on May 16, 2018.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 11, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.

10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.
10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.
10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.	Exhibit 10.26 to the registrant's Form 10-K filed with the Commission on February 21, 2012.
10.27	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 9, 2012.
10.28	Change in Control Agreement between David Finke and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.29	Change in Control Agreement between Stan Wubbena and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.30	Change in Control Agreement between Kevin Howes and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.31	Membership Unit Repurchase Agreement between Homeland Energy Solutions, LLC and Steven Retterath dated June 13, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2013.

10.32	Seventh Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.32 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.33	First Amendment to Second Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.33 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.34	Eighth Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.35	Fourth Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.36	$15 Million Term Note between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.37	Termination Agreement between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC dated May 16, 2014	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014
10.38	Independent Contractor Agreement between Walter Wendland and Homeland Energy Solutions, LLC dated May 12, 2014.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on August 12, 2014
10.39	2015 Annual Cash Bonus Plan.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2015
10.40	Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated December 1, 2015.	Exhibit 10.40 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.41	Twelfth Amendment to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated December 7, 2015.	Exhibit 10.41 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.42	Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources, LLC dated effective June 1, 2016.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 14, 2016.
10.43	Equipment Purchase and Installation Agreement between ICM, Inc. and Homeland Energy Solutions, LLC dated December 29, 2016	Exhibit 10.43 to the registrant's Form 10-K filed with the Commission on March 3, 2017.
10.44	Amended and Restated Master Loan Agreement between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.45	Amended and Restated Second Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.46	Amended and Restated Term Revolving Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.47	Amended and Restated Fourth Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.

10.48	Term Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.5 to the Registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.49	Second Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated January 1, 2018.		Exhibit 10.49 to the Registrant's Form 10-K filed with the Commission on March 2, 2018.
10.50	Third Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated January 1, 2019		Exhibit 10.50 to the Registrant's Form 10-K filed with the Commission on February 22, 2019.
10.51	Member Alcohol Marketing Agreement between RPMG and Homeland Energy Solutions, LLC dated December 1, 2020 (Redacted)**	X
14.1	Code of Ethics.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101	The following financial information from Homeland Energy Solutions, LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2020 and 2019, (ii) Statements of Operations for the fiscal years ended December 31, 2020, 2019 and 2018, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2020, 2019 and 2018, (iv) Statement of Changes in Members' Equity, and (v) the Notes to Financial Statements.**
________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	March 11, 2021	/s/ James Broghammer
James Broghammer
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 11, 2021	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 11, 2021	/s/ Nick Bowdish
Nick Bowdish, Director

Date:	March 11, 2021	/s/ Patrick Boyle
Patrick Boyle, Vice Chairman and Director

Date:	March 11, 2021	/s/ Randy Bruess
Randy Bruess, Director

Date:	March 11, 2021	/s/ Steven Core
Steven Core, Director

Date:	March 11, 2021	/s/ Mathew Driscoll
Mathew Driscoll, Secretary and Director

Date:	March 11, 2021	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	March 11, 2021	/s/ Maurice Hyde
Maurice Hyde, Chairman and Director

Date:	March 11, 2021	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	March 11, 2021	/s/ Christine Marchand
Christine Marchand, Director