Form 10-Q
period 2021-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2021-05-14
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2021

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

As of May 14, 2021, we had 64,560 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$3,219,260	$5,072,227
Accounts receivable	11,065,890	4,121,778
Inventory	29,640,510	24,459,408
Prepaid and other	4,672,386	4,833,883
Derivative instruments	434,734	840,857
Total current assets	49,032,780	39,328,153

PROPERTY AND EQUIPMENT
Land and improvements	23,260,902	23,260,902
Buildings	8,777,302	8,777,302
Equipment	241,295,370	240,429,826
Construction in progress	697,562	620,832
	274,031,136	273,088,862
Less accumulated depreciation	148,794,263	144,554,643
Total property and equipment	125,236,873	128,534,219

OTHER ASSETS
Right of use asset operating leases	2,714,783	3,116,941
Utility rights, net of amortization of $1,898,867 and $1,864,769	409,162	443,260
Other assets	4,156,631	4,116,647
Total other assets	7,280,576	7,676,848

TOTAL ASSETS	$181,550,229	$175,539,220

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2021	December 31, 2020
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$9,512,074	$20,836,019
Due to former member	—	—
Accrued expenses	1,069,522	1,219,705
Current portion operating lease liability	1,657,570	1,637,878
Total current liabilities	12,239,166	23,693,602

COMMITMENTS AND CONTINGENCIES (Note 5)	—	—

LONG-TERM LIABILITIES
Long term debt	12,022,000	—
Operating lease liability, less current portion	1,057,213	1,479,063
Total long-term liabilities	13,079,213	1,479,063

MEMBERS' EQUITY (64,560 units issued and outstanding)	156,231,850	150,366,555

TOTAL LIABILITIES AND MEMBERS' EQUITY	$181,550,229	$175,539,220

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Revenue	$96,376,950	$65,037,238

Costs of goods sold	89,220,499	68,964,823

Gross profit (loss)	7,156,451	(3,927,585)

Selling, general and administrative expenses	1,232,376	1,005,013

Operating income (loss)	5,924,075	(4,932,598)

Other income (expense)
Interest (expense)	(100,736)	(225,056)
Interest income	1,972	28,544
Other income (expense)	39,984	(119,455)
Total other income (expense)	(58,780)	(315,967)

Net income (loss)	$5,865,295	$(5,248,565)

Basic & diluted net income (loss) per capital unit	$90.85	$(81.30)

Weighted average number of units outstanding for the calculation of basic & diluted net income (loss) per capital unit	64,560	64,560

Distribution per Unit	$—	$—

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,865,295	$(5,248,565)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,273,718	4,019,713
Unrealized (gain) loss on risk management activities	406,123	(221,420)
Unrealized loss on trading securities activities	—	318,975
Loss on disposal of property and equipment	—	(3,254)
Change in working capital components:
Accounts receivable	(6,944,112)	4,566,333
Inventory	(5,181,102)	(1,095,579)
Prepaid and other	161,497	238,001
Accounts payable and other accrued expenses	(10,457,205)	(1,827,854)
Net cash provided by (used in) operating activities	(11,875,786)	746,350

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(1,959,197)	(570,811)
Proceeds from sale of equipment	—	32,000
(Increase) in other assets	(39,984)	(211,916)
Net cash (used in) investing activities	(1,999,181)	(750,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on term revolving loan	51,063,000	—
Payments on term revolving loan	(39,041,000)	—
Net cash provided by financing activities	12,022,000	—

Net (decrease) in cash and cash equivalents	(1,852,967)	(4,377)

Cash and Cash Equivalents - Beginning	5,072,227	17,274,703
Cash and Cash Equivalents - Ending	$3,219,260	$17,270,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$57,854	$147,293
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Accounts payable issued for property and equipment additions	$26,775	$120,683
See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - December 31, 2019	$153,975,555

Net loss for the three-month period ended March 31, 2020	(5,248,565)

Balance - March 31, 2020	$148,726,990

Members' Equity

Balance - December 31, 2020	$150,366,555

Net income for the three-month period ended March 31, 2021	5,865,295

Balance - March 31, 2021	$156,231,850

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2020, contained in the Company's annual report on Form 10-K for 2020.

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

Cash & Cash Equivalents
The Company maintains its accounts primarily at one financial institution. At various times, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses in such accounts. Also included in cash and cash equivalents are highly liquid investments that are readily convertible into known amounts of cash, which are subject to an insignificant risk of change in value due to interest rate, quoted price or penalty on withdrawal and have an original maturity of three months or less.

Trading Securities
Investments bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are measured at fair value using prices obtained from pricing services. Any interest, dividends, and unrealized or realized gains and losses on the trading securities are recorded as part of other income.

At March 31, 2021 and December 31, 2020, the Company held no trading securities. During the three months ended March 31, 2021 and 2020, the Company recorded interest, dividends and net unrealized gains from trading securities of none and approximately $319,000.

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

Revenue and Cost Recognition
The Company recognized Revenue from Contracts with Customers following Accounting Standards Update (ASU) 2014-09. Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five-step method outlined in the ASU to all contracts with customers and elected the modified retrospective implementation method. The Company generally has a single performance obligation in its arrangements with customers. The Company believes for its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
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

The Company enters into short-term cash, option and futures contracts as a means of securing purchases of corn, natural gas and sales of ethanol for the plant and managing exposure to changes in commodity and energy prices. All of the Company's derivatives are designated as non-hedge derivatives for accounting purposes, with changes in fair value recognized in net income (loss). Although the contracts are economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Net Income (Loss) per Unit
Basic and diluted net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2021, ethanol sales averaged approximately 74% of total revenues, while approximately 20% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 6% of revenues during this time period. For the three months ended March 31, 2021, corn costs averaged approximately 76% of cost of goods sold.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
2.    INVENTORY

Inventory consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Raw Materials	$23,320,463	$15,909,576
Work in Process	3,621,747	2,923,041
Finished Goods	2,698,300	5,626,791
Totals	$29,640,510	$24,459,408

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

Term Revolving Loan
Under the terms of the Second Amended and Restated Second Supplement to the Master Loan Agreement, dated November 6, 2020, the Company has a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the term revolving loan is due monthly and accrues at a rate equal to Prime Rate less 60 basis points, 2.65% on March 31, 2021. There was approximately $12 million outstanding on the term revolving loan and approximately $38 million available to be drawn as of March 31, 2021 and no balance outstanding and $50 million available as of December 31, 2020.

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all financial covenants as of March 31, 2021.

4.    RELATED PARTY TRANSACTIONS

The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three months ended March 31, 2021 totaled approximately $2,036,000 and during the three months ended March 31, 2020 totaled approximately $662,000. Amounts due to these members were $127,841 and $28,078 at March 31, 2021 and December 31, 2020, respectively.

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all denatured fuel ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of March 31, 2021, the Company had commitments to sell approximately 3 million gallons of ethanol at fixed prices and 45 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through June 30, 2021.

The Company has entered into a marketing agreement with RPMG to sell all industrial alcohol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of March 31, 2021, the Company had no commitments to sell any gallons of industrial alcohol.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2021, the Company had commitments to sell approximately 8 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through April 30, 2021.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,567,000 and $2,527,000 as of March 31, 2021 and December 31, 2020, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2021. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of March 31, 2021, the Company had approximately 65,000 tons of distiller grains sales commitments for delivery through June 2021 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three months ended March 31, 2021 and 2020 were approximately as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Sales ethanol	$71,731,000	$47,953,000
Sales distiller grains	18,983,000	13,643,000
Sales corn oil	5,657,000	3,441,000

Marketing fees ethanol	$154,000	$60,000
Marketing fees distiller grains	196,000	205,000
Marketing fees corn oil	29,000	29,000

	As of March 31, 2021	As of December 31, 2020
Amount due from RPMG	$7,584,000	$1,451,000
Amount due from CHS	3,176,000	2,635,000

At March 31, 2021, the Company had approximately $28,744,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 6,705,000 bushels of basis contracts through October 2022 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 12 months totaling approximately $496,000 accounted for under the normal purchase exclusion.

As of March 31, 2021, the Company had no natural gas locked in at fixed prices. As of March 31, 2020, approximately 2,887,500 decatherms of natural gas was locked into place at fixed prices through December 31, 2020 accounted for under the normal purchase exclusion.

6.    LEASE OBLIGATIONS

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
The Company leases rail cars and rail moving equipment with original terms up to 7 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three months ended March 31, 2021 was approximately $461,000 and for the same period in 2020 was approximately $444,000. The lease agreements have maturity dates ranging from March 2022 to October 2025. The weighted average remaining life of the lease term for these leases was 1.64 years as of March 31, 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.79%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $2,714,783 as of March 31, 2021.

At March 31, 2021, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended March 31:

2022	$1,752,000
2023	752,000
2024	184,000
2025	109,000
Thereafter	63,000
Total lease commitments	$2,860,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the consolidated balance sheet as of March 31, 2021, is shown below.

Undiscounted future payments	$2,860,000
Discount effect	(145,217)
$2,714,783

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 65 million bushels of corn per year.  Over the next twelve months, the Company has hedged and anticipates hedging between 5% and 25% of its anticipated annual grind.  At March 31, 2021, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 20% of its anticipated monthly grind over the next twelve months.
The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ending March 31, 2021 and 2020 and the fair value of derivatives as of March 31, 2021 and December 31, 2020:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended March 31, 2021	Cost of Goods Sold	$(5,315,000)	$3,967,000	$(1,348,000)

Commodity contracts for the
three months ended March 31, 2020	Cost of Goods Sold	$2,750,000	$(153,000)	$2,597,000

	Balance Sheet Classification	March 31, 2021	December 31, 2020
Futures contracts
In loss position		$(2,266,000)	$(6,233,000)
Cash held by broker		2,701,000	7,074,000
	Current Asset	$435,000	$841,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Total	Level 1	Level 2	Level 3
As of March 31, 2021
Derivative financial instruments
Liabilities	$(2,266,000)	$(2,266,000)	$—	$—

As of December 31, 2020
Derivative financial instruments
Liabilities	$(6,233,000)	$(6,233,000)	$—	$—

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2021 and 2020

    The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenue	$96,376,950	100.0	$65,037,238	100.0

Costs of goods sold	89,220,499	92.6	68,964,823	106.0

Gross profit (loss)	7,156,451	7.4	(3,927,585)	(6.0)

Selling, general and administrative expenses	1,232,376	1.3	1,005,013	1.5

Operating income (loss)	5,924,075	6.1	(4,932,598)	(7.6)

Other income (expense)	(58,780)	(0.1)	(315,967)	(0.5)

Net income (loss)	$5,865,295	6.1	$(5,248,565)	(8.1)

Revenue

    Our total revenue for our first quarter of 2021 was approximately 48% more than our total revenue for our first quarter of 2020 due primarily to increased average prices for our products.

    For our first quarter of 2021, our total ethanol revenue was approximately 50% more than our first quarter of 2020 due to lower average prices we received for our ethanol during the 2020 period, as well as slightly fewer gallons sold in 2020.

    The average price per gallon we received for our ethanol during our first quarter of 2021 was approximately 45% more than the average price we received for our ethanol during our first quarter of 2020. Management attributes this increase in the average price we received for our ethanol with higher market gasoline prices, which impacts ethanol prices, during our first quarter of 2021 compared to the same period of 2020. Management believes that the COVID-19 pandemic impacted gasoline demand during the 2020 period. Management anticipates that the impact of the COVID-19 pandemic may continue for the rest of our 2021 fiscal year.

    We sold approximately 3% more gallons of ethanol during our first quarter of 2021 compared to the same period of 2020. Management attributes this increase to increased travel as people begin to travel more as restrictions on travel due to the COVID-19 pandemic are relaxing.

    Our total distiller grains revenue was approximately 39% more during our first quarter of 2021 compared to the same period of 2020, primarily due to an increased average price of distiller grains sold, partially offset by fewer dried distiller grains produced. We sold approximately 2% fewer tons of distiller grains during our first quarter of 2021 compared to the same period of 2020 due to reduced production at the ethanol plant, along with increased production of corn oil. When we produce more pounds of corn oil, it reduces the volume of distiller grains we have available to sell. We primarily sell our distillers grains in the dried form. The average price we received for our dried distiller grains was approximately 42% higher during our first quarter of 2021 compared to the same period of 2020. Management anticipates that distiller grains prices will remain steady during the rest of our 2021 fiscal year due to anticipated stable distiller grains demand.

    Our total corn oil revenue was approximately 64% higher for our first quarter of 2021 compared to the same period of 2020 due to an increased average selling price per pound of corn oil during the 2021 period. We sold approximately 1% more pounds of corn oil during our first quarter of 2021 compared to the same period of 2020 primarily because of increased corn oil extraction efficiency during the 2021 period. The average price we received for our corn oil was approximately 63% higher during our first quarter of 2021 compared to the same period of 2020 due to increased demand in the corn oil market. Management anticipates that corn oil prices will increase slightly for the rest of our 2021 fiscal year since biodiesel production is typically higher during the summer months and corn oil is frequently used as the feedstock to produce biodiesel.

Cost of Goods Sold

    Our total cost of goods sold was approximately 29% more for our first quarter of 2021 compared to the same period of 2020. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 21% more during our first quarter of 2021 compared to our first quarter of 2020 due to higher average corn costs per bushel, partially offset by fewer bushels of corn ground. We used approximately 5% fewer bushels of corn during our first quarter of 2021 compared to the same period of 2020 due to reduced overall production at the ethanol plant. Our average cost per bushel of corn was approximately 27% higher during our first quarter of 2021 compared to our first quarter of 2020 due primarily to increased corn demand. Management anticipates that corn costs will remain higher unless current market conditions change and corn demand is lower due to increased corn supply from new crop corn.

    We experienced increased natural gas costs during our first quarter of 2021 compared to the same period of 2020 primarily due to slightly higher average costs per MMBtu of natural gas used, partially offset by decreased usage during the 2021 period. During our first quarter of 2021, our average delivered cost per MMBtu of natural gas was approximately 6% higher compared to the same period of 2020. In addition, we used approximately 5% fewer MMBtu of natural gas during our first quarter of 2021 compared to our first quarter of 2020 due to decreased production at the ethanol plant.

    We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our first quarter of 2021, we experienced combined realized and unrealized losses of approximately $1.35 million related to our corn and natural gas derivative instruments which increased our cost of goods sold. During our first quarter of 2020, we had combined realized and unrealized gains of approximately $2.60 million which decreased our cost of goods sold related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were more during the first quarter of 2021 than during our first quarter of 2020, primarily due to increased insurance expenses in the current quarter.

Other Income (Expense)

    We had less interest expense during our first quarter of 2021 compared to the same period of 2020 due to having less outstanding debt. We had more other income during our first quarter of 2021 compared to the same period of 2020 due to more gains on our equity method investments in the 2021 period which are also involved in the ethanol industry and experienced increased profitability in 2021.

Changes in Financial Condition for the Three Months Ended March 31, 2021

Balance Sheet Data	March 31, 2021	December 31, 2020
Total current assets	$49,032,780	$39,328,153
Total property and equipment	125,236,873	128,534,219
Total other assets	7,280,576	7,676,848
Total Assets	$181,550,229	$175,539,220

Total current liabilities	$12,239,166	$23,693,602
Total long-term liabilities	13,079,213	1,479,063
Total members' equity	156,231,850	150,366,555
Total Liabilities and Members' Equity	$181,550,229	$175,539,220

We had less cash and cash equivalents at March 31, 2021 compared to December 31, 2020 due to payments for deferred corn and capital projects offset by increased net income during the 2021 period. We had more accounts receivable at March 31, 2021 compared to December 31, 2020 due to the timing of our quarter end compared to payments we received from our marketers. As of March 31, 2021 we had more inventory compared to December 31, 2020 due to more raw materials on hand on the last day of the month along with an increase in value. We had fewer prepaid assets at March 31, 2021 compared to December 31, 2020 due to less prepaid insurance at March 31, 2021. As of March 31, 2021, the value of our derivative instruments was lower compared to December 31, 2020 due to changes in the value of our derivative instruments.

Our net property and equipment was lower at March 31, 2021 compared to December 31, 2020 due to depreciation, partially offset by capital additions. The value of our other assets was lower at March 31, 2021 compared to December 31, 2020 due to amortization of our right of use asset, partially offset by increases from investments at March 31, 2021 compared to December 31, 2020.

    Our accounts payable was less at March 31, 2021 compared to December 31, 2020 due primarily to having less deferred corn payments at March 31, 2021. Our accrued expenses were less at March 31, 2021 compared to December 31, 2020 due to decreased employee bonuses pursuant to employee compensation plans accrued at December 31, 2020.

Our long-term liabilities were more at March 31, 2021 compared to December 31, 2020 due to an increase in long term debt at March 31, 2021, partially offset by amortization of our operating lease liability.

Liquidity and Capital Resources

Our primary sources of liquidity as of March 31, 2021 were cash from our operations and our $50 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2021, we had $38 million available pursuant to our revolving loan and approximately $3.22 million in cash and cash equivalents. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months ended March 31, 2021 and 2020:

	2021	2020
Net cash provided by (used in) operating activities	$(11,875,786)	$746,350
Net cash (used in) investing activities	(1,999,181)	(750,727)
Net cash provided by financing activities	12,022,000	—
Cash at beginning of period	5,072,227	17,274,703
Cash and cash equivalents at end of period	$3,219,260	$17,270,326

Cash Flow From Operations

    Our operations used more cash during our first three months of 2021 compared to the same period of 2020 due primarily to decreased cash flow from changes in accounts receivable, inventory, and accounts payable during the 2021 period, partially offset by net income.

Cash Flow From Investing Activities

    Our investing activities used more cash during the 2021 period because of increased payments for construction in progress during the 2021 period compared to the 2020 period.

Cash Flow From Financing Activities

    Our financing activities provided more cash during the 2021 period because of proceeds from long-term borrowings.
Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

    On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). The Revolving Loan is described below. On November 6, 2020, we entered into an amendment of our credit facilities.

Revolving Loan

    We have a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the Revolving Loan accrues at Prime Rate less 60 basis points. We are required to make monthly payments of interest until the maturity date on November 6, 2025, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of March 31, 2021, we had $12 million outstanding on the Revolving Loan and $38 million available to be drawn. Interest accrued on the Revolving Loan as of March 31, 2021 at a rate of 2.65% per year.

Covenants

    In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. We agreed to a debt service coverage ratio of 1:15 to 1:00 and a minimum working capital covenant of $30 million.  We are permitted to pay distributions to our members up to 100% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants, including compliance with the financial covenants.  The maximum capital expenditure covenant was increased to $17.5 million in 2020, unless working capital exceeds $40 million, then there is no limit on capital expenditure.

    As of March 31, 2021, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2021, we had $12 million outstanding on our variable interest rate loans with interest accruing at a rate of 2.65%. Our variable interest rates are calculated by subtracting a set basis to the prime rate. If we were to experience a 10% increase in the prime rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2021, would be approximately $1.2 million.

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

    As of March 31, 2021, we had price protection in place for approximately 20% of our anticipated corn needs, none of our natural gas needs and 1% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	5,050,000	MMBTU	10%	$(1,717,000)
Ethanol	192,235,200	Gallons	10%	(34,602,336)
Corn	54,096,333	Bushels	10%	(31,105,391)

For comparison purposes, our sensitivity analysis for our first quarter of 2020 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	2,313,000	MMBTU	10%	$(439,470)
Ethanol	186,000,000	Gallons	10%	(18,600)
Corn	60,500,000	Bushels	10%	(18,150,000)

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

    Our management, including our Interim President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer, (the principal financial officer), Beth Eiler, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this review and evaluation, this officer believes that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

    There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

    (a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101	The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (iv) the Notes to Unaudited Financial Statements.*
________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 14, 2021	/s/ Beth Eiler
Beth Eiler
Interim President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2021	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)