Form 10-Q
period 2021-06-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2021-08-13
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2021

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

As of August 13, 2021, we had 64,560 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$2,746,773	$5,072,227
Accounts receivable	8,797,164	4,121,778
Inventory	52,429,427	24,459,408
Prepaid and other	4,493,407	4,833,883
Derivative instruments	1,230,938	840,857
Total current assets	69,697,709	39,328,153

PROPERTY AND EQUIPMENT
Land and improvements	23,260,902	23,260,902
Buildings	8,777,302	8,777,302
Equipment	241,628,905	240,429,826
Construction in progress	1,111,200	620,832
	274,778,309	273,088,862
Less accumulated depreciation	153,044,476	144,554,643
Total property and equipment	121,733,833	128,534,219

OTHER ASSETS
Right of use asset operating leases, net	2,307,790	3,116,941
Utility rights, net of amortization of $1,932,965 and $1,864,769	375,064	443,260
Other assets	4,220,646	4,116,647
Total other assets	6,903,500	7,676,848

TOTAL ASSETS	$198,335,042	$175,539,220

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	June 30, 2021	December 31, 2020
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$10,287,050	$20,836,019
Accrued expenses	1,410,001	1,219,705
Current portion operating lease liability	1,489,257	1,637,878
Total current liabilities	13,186,308	23,693,602

COMMITMENTS AND CONTINGENCIES (Note 5)	—	—

LONG-TERM LIABILITIES
Long term debt	15,189,000	—
Operating lease liability, less current portion	818,533	1,479,063
Total long-term liabilities	16,007,533	1,479,063

MEMBERS' EQUITY (64,560 units issued and outstanding)	169,141,201	150,366,555

TOTAL LIABILITIES AND MEMBERS' EQUITY	$198,335,042	$175,539,220

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$130,691,378	$63,862,205	$227,068,328	$128,899,443

Costs of goods sold	116,577,854	59,284,228	205,798,353	128,249,051

Gross profit	14,113,524	4,577,977	21,269,975	650,392

Selling, general and administrative expenses	1,131,308	831,256	2,363,684	1,836,269

Operating income (loss)	12,982,216	3,746,721	18,906,291	(1,185,877)

Other income (expense)
Interest (expense)	(132,863)	(219,068)	(233,599)	(444,124)
Interest income	10,787	14,470	12,759	43,014
Other income	49,211	419,699	89,195	300,244
Total other income (expense)	(72,865)	215,101	(131,645)	(100,866)

Net income (loss)	$12,909,351	$3,961,822	$18,774,646	$(1,286,743)

Basic & diluted net income (loss) per capital unit	$199.96	$61.37	$290.81	$(19.93)

Weighted average number of units outstanding for the calculation of basic & diluted net income (loss) per capital unit	64,560	64,560	64,560	64,560

Distribution per Unit	$—	$—	$—	$—

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,774,646	$(1,286,743)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,558,030	8,043,348
Unrealized (gain) loss on risk management activities	(390,081)	567,094
Unrealized loss on trading securities activities	—	74,070
(Loss) on disposal of property and equipment	—	(3,254)
Change in working capital components:
Accounts receivable	(4,675,386)	2,946,395
Inventory	(27,970,019)	449,077
Prepaid and other	340,476	334,987
Accounts payable and other accrued expenses	(9,717,307)	(4,248,264)
Net cash provided by (used in) operating activities	(15,079,641)	6,876,710

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of trading securities	—	32,025,459
Payments for equipment and construction in progress	(2,330,814)	(2,542,303)
Proceeds from sale of equipment	—	32,000
(Increase) in other assets	(103,999)	(202,526)
Net cash provided by (used in) investing activities	(2,434,813)	29,312,630

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	907,675
Payments on long-term borrowings	—	(3,000,000)
Advances on term revolving loan	145,462,000	—
Payments on term revolving loan	(130,273,000)	—
Repurchase of membership units	—	(30,000,000)
Net cash provided by (used in) financing activities	15,189,000	(32,092,325)

Net increase (decrease) in cash and cash equivalents	(2,325,454)	4,097,015

Cash and Cash Equivalents - Beginning	5,072,227	17,274,703
Cash and Cash Equivalents - Ending	$2,746,773	$21,371,718

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$193,441	$437,088
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Accounts payable issued for property and equipment additions	$402,332	$207,240

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - December 31, 2019	$153,975,555

Net loss for the three-month period ended March 31, 2020	(5,248,565)

Balance - March 31, 2020	$148,726,990

Net income for three-month period ended June 30, 2020	3,961,822

Balance - June 30, 2020	$152,688,812

Members' Equity

Balance - December 31, 2020	$150,366,555

Net income for the three-month period ended March 31, 2021	5,865,295

Balance - March 31, 2021	$156,231,850

Net income for three-month period ended June 30, 2021	12,909,351

Balance - June 30, 2021	$169,141,201

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

At June 30, 2021 and December 31, 2020, the Company held no trading securities. During the three and six months ended June 30, 2021, the Company had no interest, dividends and net unrealized gains from trading securities. During the three and six months ended June 30, 2020, the Company recorded interest, dividends and net unrealized gains from trading securities of approximately $500,000 and $181,000, respectively.

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

Revenue and Cost Recognition
The Company recognizes Revenue from Contracts with Customers following Accounting Standards Update (ASU) 2014-09. Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company generally has a single performance obligation in its arrangements with customers. The Company believes for its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the six months ended June 30, 2021, ethanol sales averaged approximately 75% of total revenues, while approximately 19% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 6% of revenues during this time period. For the six months ended June 30, 2021, corn costs averaged approximately 78% of cost of goods sold.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

2.    INVENTORY

Inventory consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Raw Materials	$37,954,989	$15,909,576
Work in Process	4,434,341	2,923,041
Finished Goods	10,040,097	5,626,791
Totals	$52,429,427	$24,459,408

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

Term Revolving Loan
Under the terms of the Second Amended and Restated Second Supplement to the Master Loan Agreement, dated November 6, 2020, the Company has a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the term revolving loan is due monthly and accrues at a rate equal to Prime Rate less 60 basis points, 2.65% on June 30, 2021. There was approximately $15.2 million outstanding on the term revolving loan and approximately $34.8 million available to be drawn as of June 30, 2021 and no balance outstanding and $50 million available as of December 31, 2020.

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all financial covenants as of June 30, 2021.

4.    RELATED PARTY TRANSACTIONS

The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and six months ended June 30, 2021 totaled approximately $434,000 and $2,470,000, respectively and during the three and six months ended June 30, 2020 totaled approximately $509,000 and $1,171,000, respectively. Amounts due to these members were none and approximately $28,000 at June 30, 2021 and December 31, 2020, respectively.

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all denatured fuel ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of June 30, 2021, the Company had commitments to sell approximately 3 million gallons of ethanol at fixed prices and 45 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through September 30, 2021.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
The Company has entered into a marketing agreement with RPMG to sell all industrial alcohol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of June 30, 2021, the Company had no commitments to sell any gallons of industrial alcohol.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of June 30, 2021, the Company had commitments to sell approximately 5 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through July 31, 2021.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,616,000 and $2,527,000 as of June 30, 2021 and December 31, 2020, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2021. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of June 30, 2021, the Company had approximately 67,000 tons of distiller grains sales commitments for delivery through November 2021 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and six months ended June 30, 2021 and 2020 were approximately as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020
Sales ethanol	$99,037,000	$170,768,000	$48,194,000	$96,147,000
Sales distiller grains	23,920,000	42,903,000	13,163,000	26,806,000
Sales corn oil	7,733,000	13,390,000	3,681,000	7,122,000

Marketing fees ethanol	$104,000	$258,000	$23,000	$83,000
Marketing fees distiller grains	218,000	414,000	191,000	396,000
Marketing fees corn oil	32,000	61,000	11,000	40,000

	As of June 30, 2021	As of December 31, 2020
Amount due from RPMG	$5,565,000	$1,451,000
Amount due from CHS	3,195,000	2,635,000

At June 30, 2021, the Company had approximately $56,086,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 2,507,000 bushels of basis contracts through December 2022 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 12 months totaling approximately $516,000 accounted for under the normal purchase exclusion.

As of June 30, 2021, the Company had no natural gas locked in at fixed prices. As of June 30, 2020, approximately 1,932,000 decatherms of natural gas was locked into place at fixed prices through December 31, 2020 accounted for under the normal purchase exclusion.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
payments, initial direct costs, or lease incentive amounts. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.

The Company leases rail cars and rail moving equipment with original terms up to 7 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three and six months ended June 30, 2021 was approximately $492,000 and $953,000, respectively and for the same periods in 2020 was approximately $444,000 and $888,000, respectively. The lease agreements have maturity dates ranging from March 2022 to October 2025. The weighted average remaining life of the lease term for these leases was 1.39 years as of June 30, 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.79%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was approximately $2,307,790 and $3,116,941 as of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended June 30:

2022	$1,564,000
2023	557,000
2024	156,000
2025	109,000
Thereafter	36,000
Total lease commitments	$2,422,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the consolidated balance sheet as of June 30, 2021, is shown below.

Undiscounted future payments	$2,422,000
Discount effect	(114,000)
$2,308,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 65 million bushels of corn per year.  Over the next twelve months, the Company has hedged and anticipates hedging between 5% and 28% of its anticipated annual grind.  At June 30, 2021, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 27% of its anticipated monthly grind over the next twelve months.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and six months ending June 30, 2021 and 2020 and the fair value of derivatives as of June 30, 2021 and December 31, 2020:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended June 30, 2021	Cost of Goods Sold	$(13,143,000)	$(1,700,000)	$(14,843,000)

Commodity contracts for the
three months ended June 30, 2020	Revenue	$—	$(1,176,000)	$(1,176,000)
	Cost of Goods Sold	1,433,000	(1,083,000)	350,000
	Total	$1,433,000	$(2,259,000)	$(826,000)

Commodity contracts for the
six months ended June 30, 2021	Cost of Goods Sold	$(18,458,000)	$2,267,000	$(16,191,000)

Commodity contracts for the
six months ended June 30, 2020	Revenue	$—	$(1,176,000)	$(1,176,000)
	Cost of Goods Sold	4,183,000	(1,236,000)	2,947,000
	Total	$4,183,000	$(2,412,000)	$1,771,000

	Balance Sheet Classification	June 30, 2021	December 31, 2020
Futures contracts
In gain position		$481,000	$—
In loss position		(4,446,000)	(6,233,000)
Cash held by broker		5,196,000	7,074,000
	Current Asset	$1,231,000	$841,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of June 30, 2021
Derivative financial instruments
Assets	$481,000	$481,000	$—	$—
Liabilities	$(4,446,000)	$(4,446,000)	$—	$—

As of December 31, 2020
Derivative financial instruments
Liabilities	$(6,233,000)	$(6,233,000)	$—	$—

The Company's financial assets and liabilities not recorded at fair value, for which carrying value approximates fair value, consists of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and term revolver debt.

9.    LITIGATION MATTERS

Retterath

On August 1, 2013 Mr. Steve Retterath filed a lawsuit against the Company along with several directors, the Company's former CEO, former CFO, COO, a former director and the Company's outside legal counsel in Florida state court. In August 2016, this lawsuit was voluntarily dismissed without prejudice by the Retteraths. On August 14, 2013, the Company filed a lawsuit in Iowa state court to enforce the repurchase agreement the Company entered into with Mr. Retterath. No distributions have been paid to Mr. Retterath since the time of the original expected closing date of August 1, 2013. On June 15, 2017, the Iowa Court ruled in favor of Homeland that the repurchase agreement was valid and directed Mr. Retterath to perform his obligations under the repurchase agreement by August 1, 2017. Mr. Retterath subsequently filed various motions with the Iowa Court and was granted a stay regarding his obligation to perform the repurchase agreement while the court considered his post trial motions. On May 7, 2018, the Iowa Court denied Mr. Retterath's motions for a new trial and to reconsider the Iowa Court's prior ruling. In February 2020, the Iowa Supreme Court ruled in favor of the Company that the repurchase agreement was valid. In April 2020, the Company closed the repurchase of the membership units held by Mr. Retterath.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

10. SUBSEQUENT EVENT

On July 22, 2021, the Company entered into an amendment to the revolving debt with Home Federal, creating a new $50 million revolving loan in addition to existing debt instruments. The agreements Homeland entered into with Home Federal were: (i) a Third Amendment to Amended and Restated Master Loan Agreement (the “Loan Amendment”); (ii) a Third Amended and Restated Second Supplement to Master Loan Agreement (the “Term Loan Amendment”); (iii) a Revolving Promissory Note (the “Promissory Note”); and (iv) a Fifth Amended and Restated Mortgage (the “Amended Mortgage”).

Pursuant to the Loan Amendment, the Company can borrow up to $50 million pursuant to the revolving loan. The amount available pursuant to the revolving loan decreases to $40 million on December 31, 2021 and decreases again to $30 million on May 31, 2022. Interest on the revolving loan accrues at a rate of 30 basis points less than the prime rate. There is a fee on the unused portion of the revolving loan equal to 0.30%. The maturity date of the revolving loan is November 6, 2025.

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

On July 22, 2021, Homeland and Home Federal entered into an amendment to Homeland’s revolving loan with Home Federal creating a new $50 million revolving loan in addition to Homeland’s other current debt instruments. Pursuant to the loan amendment, we can borrow up to $50 million pursuant to the revolving loan. The amount available pursuant to the revolving loan decreases to $40 million on December 31, 2021 and decreases again to $30 million on May 31, 2022.

Results of Operations

Comparison of Fiscal Quarters Ended June 30, 2021 and 2020

    The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenue	$130,691,378	100.0	$63,862,205	100.0

Costs of goods sold	116,577,854	89.2	59,284,228	92.8

Gross profit	14,113,524	10.8	4,577,977	7.2

Selling, general and administrative expenses	1,131,308	0.9	831,256	1.3

Operating income	12,982,216	9.9	3,746,721	5.9

Other income (expense)	(72,865)	(0.1)	215,101	0.3

Net income	$12,909,351	9.9	$3,961,822	6.2

Revenue

    Our total revenue for our second quarter of 2021 was approximately 105% more than our total revenue for our second quarter of 2020 due primarily to increased average prices for our products.

    For our second quarter of 2021, our total ethanol revenue was approximately 111% more than our second quarter of 2020 due to lower average prices we received for our ethanol during the 2020 period, as well as slightly fewer gallons sold in 2020.

    The average price per gallon we received for our ethanol during our second quarter of 2021 was approximately 96% more than the average price we received for our ethanol during our second quarter of 2020. Management attributes this increase in the average price we received for our ethanol with higher market gasoline prices, which impacts ethanol prices, during our second quarter of 2021 compared to the same period of 2020. Management believes that the COVID-19 pandemic impacted gasoline demand during the 2020 period. Management anticipates that the impact of the COVID-19 pandemic may continue for the rest of our 2021 fiscal year.

    We sold approximately 7% more gallons of ethanol during our second quarter of 2021 compared to the same period of 2020. Management attributes this increase to increased travel as people begin to travel more as restrictions on travel due to the COVID-19 pandemic are relaxing.

    Our total distiller grains revenue was approximately 82% more during our second quarter of 2021 compared to the same period of 2020, primarily due to an increased average price of distiller grains sold, as well as slightly more dried distiller grains sold. We sold approximately 11% more tons of distiller grains during our second quarter of 2021 compared to the same period of 2020 due to reduced production at the ethanol plant in 2020 during the COVID-19 pandemic. We primarily sell our distillers grains in the dried form. The average price we received for our dried distiller grains was approximately 64% higher during our second quarter of 2021 compared to the same period of 2020. Management anticipates that distiller grains prices will remain steady during the rest of our 2021 fiscal year due to anticipated stable distiller grains demand.

    Our total corn oil revenue was approximately 110% higher for our second quarter of 2021 compared to the same period of 2020 due to an increased average selling price per pound of corn oil during the 2021 period. We sold approximately 13% more pounds of corn oil during our second quarter of 2021 compared to the same period of 2020 primarily because of increased corn oil extraction efficiency during the 2021 period. The average price we received for our corn oil was approximately 86% higher during our second quarter of 2021 compared to the same period of 2020 due to increased demand in the corn oil market. Management anticipates that corn oil prices will increase slightly for the rest of our 2021 fiscal year since biodiesel production is typically higher during the summer months and corn oil is frequently used as the feedstock to produce biodiesel.

During our second quarter of 2021, we experienced no realized or unrealized losses on ethanol derivatives. By comparison, during the same period of 2020, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $1,176,000, which decreased our revenue.

Cost of Goods Sold

    Our total cost of goods sold was approximately 97% more for our second quarter of 2021 compared to the same period of 2020. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 103% more during our second quarter of 2021 compared to our second quarter of 2020 due to higher average corn costs per bushel, along with slightly more bushels of corn ground. We used approximately 9% more bushels of corn during our second quarter of 2021 compared to the same period of 2020 due to increased overall production at the ethanol plant. Our average cost per bushel of corn was approximately 87% higher during our second quarter of 2021 compared to our second quarter of 2020 due primarily to increased corn demand. Management anticipates that corn costs will remain higher unless current market conditions change and corn demand is lower due to increased corn supply from new crop corn.

    We experienced increased natural gas costs during our second quarter of 2021 compared to the same period of 2020 primarily due to slightly higher average costs per MMBtu of natural gas used, along with slightly increased usage during the 2021 period. During our second quarter of 2021, our average delivered cost per MMBtu of natural gas was approximately 13% higher compared to the same period of 2020. In addition, we used approximately 13% more MMBtu of natural gas during our second quarter of 2021 compared to our second quarter of 2020 due to increased production at the ethanol plant.

    We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our second quarter of 2021, we experienced combined realized and unrealized losses of approximately $14.8 million related to our corn and natural gas derivative instruments which increased our cost of goods sold. During our second quarter of 2020, we had combined realized and unrealized gains of approximately $350 thousand which decreased our cost of goods sold related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were more during the second quarter of 2021 than during our second quarter of 2020, primarily due to increased administrative labor and consulting fees in the current quarter.

Other Income (Expense)

    We had less interest expense during our second quarter of 2021 compared to the same period of 2020 due to having less outstanding debt. We had less other income during our second quarter of 2021 compared to the same period of 2020 due to less gains on our equity method investments in the 2021 period.

Comparison of Six Months Ended June 30, 2021 and 2020

    The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended June 30, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenue	$227,068,328	100.0	$128,899,443	100.0

Costs of goods sold	205,798,353	90.6	128,249,051	99.5

Gross profit	21,269,975	9.4	650,392	0.5

Selling, general and administrative expenses	2,363,684	1.0	1,836,269	1.4

Operating income (loss)	18,906,291	8.3	(1,185,877)	(0.9)

Other income (expense)	(131,645)	(0.1)	(100,866)	(0.1)

Net income (loss)	$18,774,646	8.3	$(1,286,743)	(1.0)

Revenue

    Our total revenue for our six months ended June 30, 2021 was approximately 76% more than our total revenue for our six months ended June 30, 2020 due primarily to increased average prices for our products.

    For our six months ended June 30, 2021, our total ethanol revenue was approximately 80% more than our six months ended June 30, 2020 due to lower average prices we received for our ethanol during the 2020 period, as well as slightly fewer gallons sold in 2020.

    The average price per gallon we received for our ethanol during our six months ended June 30, 2021 was approximately 70% more than the average price we received for our ethanol during our six months ended June 30, 2020. Management attributes this increase in the average price we received for our ethanol with higher market gasoline prices, which impacts ethanol prices, during our six months ended June 30, 2021 compared to the same period of 2020.

    We sold approximately 5% more gallons of ethanol during our six months ended June 30, 2021 compared to the same period of 2020. Management attributes this increase to increased travel as people begin to travel more as restrictions on travel due to the COVID-19 pandemic are relaxing.

    Our total distiller grains revenue was approximately 60% more during our six months ended June 30, 2021 compared to the same period of 2020, primarily due to an increased average price of distiller grains sold, as well as slightly more dried distiller grains sold. We sold approximately 4% more tons of distiller grains during our six months ended June 30, 2021 compared to the same period of 2020 due to reduced production at the ethanol plant in 2020 due to the COVID-19 pandemic.

We primarily sell our distillers grains in the dried form. The average price we received for our dried distiller grains was approximately 53% higher during our six months ended June 30, 2021 compared to the same period of 2020.

    Our total corn oil revenue was approximately 88% higher for our six months ended June 30, 2021 compared to the same period of 2020 due to an increased average selling price per pound of corn oil during the 2021 period. We sold approximately 7% more pounds of corn oil during our six months ended June 30, 2021 compared to the same period of 2020 primarily because of increased corn oil extraction efficiency during the 2021 period. The average price we received for our corn oil was approximately 77% higher during our six months ended June 30, 2021 compared to the same period of 2020 due to increased demand in the corn oil market.

Cost of Goods Sold

    Our total cost of goods sold was approximately 61% more for our six months ended June 30, 2021 compared to the same period of 2020. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 58% more during our six months ended June 30, 2021 compared to our six months ended June 30, 2020 due to higher average corn costs per bushel, along with slightly more bushels of corn ground. We used approximately 2% more bushels of corn during our six months ended June 30, 2021 compared to the same period of 2020 due to increased overall production at the ethanol plant. Our average cost per bushel of corn was approximately 54% higher during our six months ended June 30, 2021 compared to our six months ended June 30, 2020 due primarily to increased corn demand.

    We experienced increased natural gas costs during our six months ended June 30, 2021 compared to the same period of 2020 primarily due to slightly higher average costs per MMBtu of natural gas used, along with slightly increased usage during the 2021 period. During our six months ended June 30, 2021, our average delivered cost per MMBtu of natural gas was approximately 8% higher compared to the same period of 2020. In addition, we used approximately 4% more MMBtu of natural gas during our six months ended June 30, 2021 compared to our six months ended June 30, 2020 due to increased production at the ethanol plant.

    We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our six months ended June 30, 2021, we experienced combined realized and unrealized losses of approximately $16.2 million related to our corn and natural gas derivative instruments which increased our cost of goods sold. During our six months ended June 30, 2020, we had combined realized and unrealized gains of approximately $2.9 million which decreased our cost of goods sold related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were more during the six months ended June 30, 2021 than during our six months ended June 30, 2020, primarily due to increased insurance expenses along with increased administrative labor and consulting fees in the current quarter.

Other Income (Expense)

    We had less interest expense during our six months ended June 30, 2021 compared to the same period of 2020 due to having less outstanding debt. We had less other income during our six months ended June 30, 2021 compared to the same period of 2020 due to fewer gains on our equity method investments in the 2021 period primarily due to investments liquidated in 2020.

Changes in Financial Condition for the Six Months Ended June 30, 2021

Balance Sheet Data	June 30, 2021	December 31, 2020
Total current assets	$69,697,709	$39,328,153
Total property and equipment	121,733,833	128,534,219
Total other assets	6,903,500	7,676,848
Total Assets	$198,335,042	$175,539,220

Total current liabilities	$13,186,308	$23,693,602
Total long-term liabilities	16,007,533	1,479,063
Total members' equity	169,141,201	150,366,555
Total Liabilities and Members' Equity	$198,335,042	$175,539,220

We had less cash and cash equivalents at June 30, 2021 compared to December 31, 2020 due to payments for deferred corn and capital projects offset by increased net income during the 2021 period. We had more accounts receivable at June 30, 2021 compared to December 31, 2020 due to the timing of our quarter end compared to payments we received from our marketers. As of June 30, 2021 we had more inventory compared to December 31, 2020 due to more raw materials on hand on the last day of the month along with an increase in value. We had fewer prepaid assets at June 30, 2021 compared to December 31, 2020 due to less prepaid insurance at June 30, 2021. As of June 30, 2021, the value of our derivative instruments was higher compared to December 31, 2020 due to changes in the value of our derivative instruments.

Our net property and equipment was lower at June 30, 2021 compared to December 31, 2020 due to depreciation, partially offset by capital additions. The value of our other assets was higher at June 30, 2021 compared to December 31, 2020 due to increases from investments, partially offset by amortization of our right-of-use asset at June 30, 2021 compared to December 31, 2020.

    Our accounts payable was less at June 30, 2021 compared to December 31, 2020 due primarily to having less deferred corn payments at June 30, 2021. Our accrued expenses were more at June 30, 2021 compared to December 31, 2020 due to lower payroll related liabilities at December 31, 2020.

Our long-term liabilities were more at June 30, 2021 compared to December 31, 2020 due to an increase in long term debt at June 30, 2021, partially offset by amortization of our operating lease liability.

Liquidity and Capital Resources

Our primary sources of liquidity as of June 30, 2021 were cash from our operations and our $50 million long-term revolving loan. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of June 30, 2021, we had approximately $34.8 million available pursuant to our revolving loan and approximately $2.75 million in cash and cash equivalents. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the six months ended June 30, 2021 and 2020:

	2021	2020
Net cash provided by (used in) operating activities	$(15,079,641)	$6,876,710
Net cash provided by (used in) investing activities	(2,434,813)	29,312,630
Net cash provided by (used in) financing activities	15,189,000	(32,092,325)
Cash at beginning of period	5,072,227	17,274,703
Cash and cash equivalents at end of period	$2,746,773	$21,371,718

Cash Flow From Operations

    Our operations used more cash during our first six months of 2021 compared to the same period of 2020 due primarily to decreased cash flow from changes in accounts receivable, inventory, and accounts payable during the 2021 period, partially offset by net income.

Cash Flow From Investing Activities

    Our investing activities used more cash during the 2021 period because of the lack of sales of trading securities during the 2021 period compared to the 2020 period.

Cash Flow From Financing Activities

    Our financing activities provided more cash during the 2021 period because of proceeds from long-term borrowings.
Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

    On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal Savings Bank ("Home Federal"). The Revolving Loan is described below. On November 6, 2020, we entered into an amendment of our credit facilities. On July 22, 2021, we entered into an amendment to our Revolving Loan with Home Federal, creating a new $50 million revolving loan in addition to our other current debt instruments, (the “Loan Amendment”). The Loan Amendment is described below.

Revolving Loan

    We have a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the Revolving Loan accrues at Prime Rate less 60 basis points. We are required to make monthly payments of interest until the maturity date on November 6, 2025, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of June 30, 2021, we had approximately $15 million outstanding on the Revolving Loan and approximately $35 million available to be drawn. Interest accrued on the Revolving Loan as of June 30, 2021 at a rate of 2.65% per year.

Pursuant to the Loan Amendment in July, 2021, we can borrow up to an additional $50 million pursuant to the revolving loan. The amount available pursuant to the revolving loan decreases to $40 million on December 31, 2021 and decreases again to $30 million on May 31, 2022. Interest on the revolving loan accrues at a rate of 0.30% less than the prime rate. There is a fee on the unused portion of the revolving loan equal to 0.30%. The maturity date of this revolving loan is November 6, 2025.

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

    As of June 30, 2021, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2021, we had $15 million outstanding on our variable interest rate loans with interest accruing at a rate of 2.65%. Our variable interest rates are calculated by subtracting a set basis to the prime rate. If we were to experience a 10% increase in the prime rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2021, would be approximately $1.5 million.

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

    As of June 30, 2021, we had price protection in place for approximately 27% of our anticipated corn needs, none of our natural gas needs and 1% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	5,050,000	MMBTU	10%	$(1,893,750)
Ethanol	192,235,200	Gallons	10%	(36,524,688)
Corn	55,184,896	Bushels	10%	(32,835,013)

For comparison purposes, our sensitivity analysis for our second quarter of 2020 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	3,118,000	MMBTU	10%	$(530,060)
Ethanol	186,000,000	Gallons	10%	(22,320,000)
Corn	61,313,000	Bushels	10%	(18,393,900)

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

    Our management, including our Interim President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer, (the principal financial officer), Beth Eiler, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this review and evaluation, this officer believes that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS.

Retterath Lawsuit

    On August 14, 2013, the Company filed a lawsuit against Steve Retterath in the Iowa state court located in Polk County, Iowa. The purpose of the lawsuit was to enforce the terms of the repurchase agreement the Company executed with Mr. Retterath on June 13, 2013. The Company asked the Iowa state court to require Mr. Retterath to perform his obligations under the repurchase agreement pursuant to its terms. Mr. Retterath removed the case to federal court in the Federal District Court for the Southern District of Iowa in December 2013. The Company believed that this removal was improper and as a result the Company moved to remand the case back to the Iowa state court in Polk County which was granted. Mr. Retterath answered the lawsuit in August 2014, denying the validity of the repurchase agreement. In addition, the Iowa state court permitted Jason Retterath and Annie Retterath, the son and daughter-in-law of Steve Retterath, to be added as parties to the Iowa state lawsuit. In February 2015, the Company filed a motion for summary judgment asking the Iowa state court to enforce the repurchase agreement. The Retteraths also filed motions for summary judgment asking the Iowa state court to find the repurchase agreement invalid. On October 16, 2015, the Iowa state court entered a ruling granting Homeland's motion for summary judgment and determined no membership vote was required as Mr. Retterath has contended. The Iowa state court also denied the summary judgment motions filed by Mr. Retterath and his son and daughter-in-law.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

    (a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Fifth Amended and Restated Mortgage dated July 22, 2021 between Homeland Energy and Home Federal Savings Bank
10.2	Third Amendment to Amended and Restated Master Loan Agreement between Homeland Energy and Home Federal Savings Bank dated July 22, 2021
10.3	Term Revolving Note dated July 22, 2021 between Homeland Energy and Home Federal Savings Bank
10.4	Third Amended and Restated, Second Supplement to Master Loan Agreement between Homeland Energy and Home Federal Savings Bank dated July 22, 2021
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101	The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020, and (iv) the Notes to Unaudited Financial Statements.*
________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	August 13, 2021	/s/ Beth Eiler
Beth Eiler
Interim President and Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2021	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)