Form 10-Q
period 2021-09-30
HOMELAND ENERGY SOLUTIONS LLC
filed 2021-11-12
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended September 30, 2021

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

As of November 12, 2021, we had 64,560 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$32,830,133	$5,072,227
Accounts receivable	4,155,699	4,121,778
Inventory	28,099,610	24,459,408
Prepaid and other	4,252,114	4,833,883
Derivative instruments	3,334,230	840,857
Total current assets	72,671,786	39,328,153

PROPERTY AND EQUIPMENT
Land and improvements	23,260,902	23,260,902
Buildings	8,785,501	8,777,302
Equipment	241,902,707	240,429,826
Construction in progress	2,278,603	620,832
	276,227,713	273,088,862
Less accumulated depreciation	157,285,253	144,554,643
Total property and equipment	118,942,460	128,534,219

OTHER ASSETS
Right of use asset operating leases, net	1,895,903	3,116,941
Utility rights, net of amortization of $1,967,059 and $1,864,769	$340,970	443,260
Other assets	4,308,954	4,116,647
Total other assets	6,545,827	7,676,848

TOTAL ASSETS	$198,160,073	$175,539,220

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	September 30, 2021	December 31, 2020
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$12,108,822	$20,836,019
Accrued expenses	1,268,554	1,219,705
Current portion operating lease liability	1,269,787	1,637,878
Total current liabilities	14,647,163	23,693,602

COMMITMENTS AND CONTINGENCIES (Note 5)	—	—

LONG-TERM LIABILITIES
Operating lease liability, less current portion	626,116	1,479,063
Total long-term liabilities	626,116	1,479,063

MEMBERS' EQUITY (64,560 units issued and outstanding)	182,886,794	150,366,555

TOTAL LIABILITIES AND MEMBERS' EQUITY	$198,160,073	$175,539,220

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$126,320,907	$73,396,939	$353,389,235	$202,296,382

Costs of goods sold	111,175,341	65,268,684	316,973,694	193,517,735

Gross profit	15,145,566	8,128,255	36,415,541	8,778,647

Selling, general and administrative expenses	1,359,161	977,740	3,722,845	2,814,009

Operating income	13,786,405	7,150,515	32,692,696	5,964,638

Other income (expense)
Interest (expense)	(30,838)	(134,460)	(264,437)	(578,584)
Interest income	7,000	16,548	19,759	59,562
Other income (expense)	(16,974)	223,411	72,221	523,655
Total other income (expense)	(40,812)	105,499	(172,457)	4,633

Net income	$13,745,593	$7,256,014	$32,520,239	$5,969,271

Basic & diluted net income per capital unit	$212.91	$112.39	$503.72	$92.46

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,560	64,560	64,560	64,560

Distribution per Unit	$—	$—	$—	$—

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,520,239	$5,969,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,853,410	11,968,614
Unrealized (gain) loss on risk management activities	(2,493,373)	593,711
Unrealized loss on trading securities activities	—	36,951
Loss on disposal of property and equipment	21,351	101,347
Change in working capital components:
Accounts receivable	(33,921)	1,306,904
Inventory	(3,640,202)	1,454,418
Prepaid and other	487,376	727,485
Accounts payable and other accrued expenses	(7,797,927)	(6,706,702)
Net cash provided by operating activities	31,916,953	15,451,999

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of trading securities	—	32,025,459
Payments for equipment and construction in progress	(4,055,848)	(10,455,594)
Proceeds from sale of equipment	—	32,000
(Increase) in other assets	(103,199)	(282,172)
Net cash provided by (used in) investing activities	(4,159,047)	21,319,693

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	907,675
Payments on long-term borrowings	—	(18,000,000)
Advances on term revolving loan	178,250,000	15,000,000
Payments on term revolving loan	(178,250,000)	(6,000,000)
Repurchase of membership units	—	(30,000,000)
Net cash (used in) financing activities	—	(38,092,325)

Net increase (decrease) in cash and cash equivalents	27,757,906	(1,320,633)

Cash and Cash Equivalents - Beginning	5,072,227	17,274,703
Cash and Cash Equivalents - Ending	$32,830,133	$15,954,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$259,133	$520,221
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable issued for property and equipment additions	$163,277	$1,879,188

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - December 31, 2019	$153,975,555

Net loss for the three-month period ended March 31, 2020	(5,248,565)

Balance - March 31, 2020	$148,726,990

Net income for three-month period ended June 30, 2020	3,961,822

Balance - June 30, 2020	$152,688,812

Net income for the three-month period ended September 30, 2020	7,256,014

Balance - September 30, 2020	$159,944,826

Members' Equity

Balance - December 31, 2020	$150,366,555

Net income for the three-month period ended March 31, 2021	5,865,295

Balance - March 31, 2021	$156,231,850

Net income for three-month period ended June 30, 2021	12,909,351

Balance - June 30, 2021	$169,141,201

Net income for the three-month period ended September 30, 2021	13,745,593

Balance - September 30, 2021	$182,886,794

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the nine months ended September 30, 2021, ethanol sales averaged approximately 76% of total revenues, while approximately 17% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 7% of revenues during this time period. For the nine months ended September 30, 2021, corn costs averaged approximately 83% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Raw Materials	$13,388,640	$15,909,576
Work in Process	4,217,622	2,923,041
Finished Goods	10,493,348	5,626,791
Totals	$28,099,610	$24,459,408

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank
On June 29, 2017, the Company amended and restated the Master Loan Agreement with Home Federal Savings Bank ("Home Federal"), amending the term revolving loan to provide funding to operate the plant and establishing a term loan to help fund the Company's $42 million expansion project. In return, the Company entered into agreements providing Home Federal a security interest in substantially all personal property located on Company property. The Company currently has two loans with Home Federal, a term revolving loan and a revolving line of credit.

Term Revolving Loan
Under the terms of the Second Amended and Restated Second Supplement to the Master Loan Agreement, dated November 6, 2020, the Company has a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the term revolving loan is due monthly and accrues at a rate equal to Prime Rate less 60 basis points, 2.65% on September 30, 2021. There was no balance outstanding on the term revolving loan and $50 million available to be drawn as of September 30, 2021 and December 31, 2020.

Revolving Line of Credit
Under the terms of the Third Amended and Restated Second Supplement to the Master Loan Agreement, dated July 22, 2021, the Company can borrow up to $50 million pursuant to the revolving line of credit. The amount available under the revolving line of credit decreases to $40 million on December 31, 2021 and decreases again to $30 million on May 31, 2022. Interest on the revolving line of credit accrues at a Prime Rate less 30 basis points, 2.95% on September 30, 2021. There is a fee on the unused portion of the revolving loan equal to 0.30%. The maturity date of this revolving loan is November 6, 2025. There was no balance outstanding on the revolving line of credit as of September 30, 2021.

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all financial covenants as of September 30, 2021.

4.    RELATED PARTY TRANSACTIONS

The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three and nine months ended September 30, 2021 totaled approximately $675,000 and $3,145,000, respectively and during the three and nine months ended September 30, 2020 totaled approximately $644,000 and $1,815,000, respectively. Amounts due to these members were approximately $80,000 and $28,000 at September 30, 2021 and December 31, 2020, respectively.

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG to sell all denatured fuel ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of September 30, 2021, the Company had commitments to sell approximately 6 million gallons of ethanol at fixed prices and 42 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through September 30, 2021.

The Company has entered into a marketing agreement with RPMG to sell all industrial alcohol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of September 30, 2021, the Company had no commitments to sell any gallons of industrial alcohol.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of September 30, 2021, the Company had commitments to sell approximately 5 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through October 31, 2021.

The Company also has an investment in RPMG, included in other assets, totaling approximately $2,620,000 and $2,527,000 as of September 30, 2021 and December 31, 2020, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2021. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of September 30, 2021, the Company had approximately 83,000 tons of distiller grains sales commitments for delivery through March 2022 at various fixed prices.

Sales and marketing fees related to the agreements in place for the three and nine months ended September 30, 2021 and 2020 were approximately as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021	September 30, 2020	September 30, 2020
Sales ethanol	$98,850,000	$269,618,000	$58,012,000	$154,159,000
Sales distiller grains	18,271,000	61,173,000	12,079,000	38,885,000
Sales corn oil	9,200,000	22,590,000	3,304,000	10,426,000

Marketing fees ethanol	$60,000	$321,000	$60,000	$143,000
Marketing fees distiller grains	218,000	631,000	214,000	610,000
Marketing fees corn oil	33,000	95,000	29,000	69,000

	As of September 30, 2021	As of December 31, 2020
Amount due from RPMG	$3,446,000	$1,451,000
Amount due from CHS	603,000	2,635,000

At September 30, 2021, the Company had approximately $31,143,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 3,304,000 bushels of basis contracts through December 2022 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity over the next 12 months totaling approximately $2,928,000 accounted for under the normal purchase exclusion.

As of September 30, 2021, the Company had approximately 360,000 decatherms of natural gas locked in at fixed prices through March 2022. As of September 30, 2020, approximately 966,000 decatherms of natural gas was locked into place at fixed prices through December 31, 2020 accounted for under the normal purchase exclusion.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company leases rail cars and rail moving equipment with original terms up to 7 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three and nine months ended September 30, 2021 was approximately $485,000 and $1,438,000, respectively and for the same periods in 2020 was approximately $442,000 and $1,330,000, respectively. The lease agreements have maturity dates ranging from March 2022 to October 2025. The weighted average remaining life of the lease term for these leases was 1.14 years as of September 30, 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.79%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was approximately $1,895,903 and $3,116,941 as of September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended September 30:

2022	$1,328,000
2023	411,000
2024	128,000
2025	109,000
Thereafter	9,000
Total lease commitments	$1,985,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the consolidated balance sheet as of September 30, 2021, is shown below.

Undiscounted future payments	$1,985,000
Discount effect	(89,000)
$1,896,000

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 65 million bushels of corn per year.  Over the next twelve months, the Company has hedged and anticipates hedging between 5% and 28% of its anticipated annual grind.  At September 30, 2021, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 14% of its anticipated monthly grind over the next twelve months.
The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending September 30, 2021 and 2020 and the fair value of derivatives as of September 30, 2021 and December 31, 2020:

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended September 30, 2021	Cost of Goods Sold	$8,367,000	$2,555,000	$10,922,000

Commodity contracts for the
three months ended September 30, 2020	Revenue	$(1,177,000)	$1,176,000	$(1,000)
	Cost of Goods Sold	608,000	(1,348,000)	(740,000)
	Total	$(569,000)	$(172,000)	$(741,000)

Commodity contracts for the
nine months ended September 30, 2021	Cost of Goods Sold	$(10,089,000)	$4,823,000	$(5,266,000)

Commodity contracts for the
nine months ended September 30, 2020	Revenue	$(1,177,000)	$—	$(1,177,000)
	Cost of Goods Sold	4,791,000	(2,584,000)	2,207,000
	Total	$3,614,000	$(2,584,000)	$1,030,000

	Balance Sheet Classification	September 30, 2021	December 31, 2020
Futures contracts
In gain position		$172,000	$—
In loss position		(1,582,000)	(6,233,000)
Cash held by broker		4,744,000	7,074,000
	Current Asset	$3,334,000	$841,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of September 30, 2021
Derivative financial instruments
Assets	$172,000	$172,000	$—	$—
Liabilities	$(1,582,000)	$(1,582,000)	$—	$—

As of December 31, 2020
Derivative financial instruments
Liabilities	$(6,233,000)	$(6,233,000)	$—	$—

The Company's financial assets and liabilities not recorded at fair value, for which carrying value approximates fair value, consists of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and term revolver debt.

9.    SUBSEQUENT EVENT

On October 20, 2021, the Board of Directors declared a $400 per unit distribution for members of record on October 20, 2021 to be paid in October 2021.

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

Results of Operations

Comparison of Fiscal Quarters Ended September 30, 2021 and 2020

    The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenue	$126,320,907	100.0	$73,396,939	100.0

Costs of goods sold	111,175,341	88.0	65,268,684	88.9

Gross profit	15,145,566	12.0	8,128,255	11.1

Selling, general and administrative expenses	1,359,161	1.1	977,740	1.3

Operating income	13,786,405	10.9	7,150,515	9.7

Other income (expense)	(40,812)	—	105,499	0.1

Net income	$13,745,593	10.9	$7,256,014	9.9

Revenue

    Our total revenue for our third quarter of 2021 was approximately 72% more than our total revenue for our third quarter of 2020 due primarily to increased average prices for our products.

    For our third quarter of 2021, our total ethanol revenue was approximately 70% more than our third quarter of 2020 due to lower average prices we received for our ethanol during the 2020 period, partially offset by fewer gallons sold in 2021.

    The average price per gallon we received for our ethanol during our third quarter of 2021 was approximately 74% more than the average price we received for our ethanol during our third quarter of 2020. Management attributes this increase in the average price we received for our ethanol with higher market gasoline prices, which impacts ethanol prices, during our third quarter of 2021 compared to the same period of 2020. Management believes that the COVID-19 pandemic impacted gasoline demand during the 2020 period. Management anticipates that the impact of the COVID-19 pandemic may continue for the rest of our 2021 fiscal year.

    We sold approximately 2% fewer gallons of ethanol during our third quarter of 2021 compared to the same period of 2020. Management attributes this decrease to the timing of unit trains at the end of the 2021 quarter.

    Our total distiller grains revenue was approximately 51% more during our third quarter of 2021 compared to the same period of 2020, primarily due to an increased average price of distiller grains sold, offset by slightly fewer dried distiller grains sold. We sold approximately 3% fewer tons of distiller grains during our third quarter of 2021 compared to the same period of 2020 due to a partial unit train on hand at the 2021 quarter end. We primarily sell our distillers grains in the dried form. The average price we received for our dried distiller grains was approximately 56% higher during our third quarter of 2021 compared to the same period of 2020. Management anticipates that distiller grains prices will remain steady during the rest of our 2021 fiscal year due to anticipated stable distiller grains demand.

    Our total corn oil revenue was approximately 178% higher for our third quarter of 2021 compared to the same period of 2020 due to an increased average selling price per pound of corn oil during the 2021 period. We sold approximately 14% more pounds of corn oil during our third quarter of 2021 compared to the same period of 2020 primarily because of increased corn oil extraction efficiency during the 2021 period. The average price we received for our corn oil was approximately 143% higher during our third quarter of 2021 compared to the same period of 2020 due to increased demand in the corn oil market. Management anticipates that corn oil prices will remain elevated for the rest of our 2021 fiscal year since biodiesel production is seeing an increase in demand and corn oil is frequently used as the feedstock to produce biodiesel.

During our third quarter of 2021, we experienced no realized or unrealized losses on ethanol derivatives. By comparison, during the same period of 2020, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $1,000, which decreased our revenue.

Cost of Goods Sold

    Our total cost of goods sold was approximately 70% more for our third quarter of 2021 compared to the same period of 2020. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 116% more during our third quarter of 2021 compared to our third quarter of 2020 due to higher average corn costs per bushel, along with slightly more bushels of corn ground. We used approximately 5% more bushels of corn during our third quarter of 2021 compared to the same period of 2020 due to increased overall production at the ethanol plant. Our average cost per bushel of corn was approximately 105% higher during our third quarter of 2021 compared to our third quarter of 2020 due primarily to increased corn demand. Management anticipates that corn costs will remain higher unless current market conditions change and corn demand is lower due to increased corn supply from new crop corn.

    We experienced increased natural gas costs during our third quarter of 2021 compared to the same period of 2020 primarily due to higher average costs per MMBtu of natural gas used, along with slightly increased usage during the 2021 period. During our third quarter of 2021, our average delivered cost per MMBtu of natural gas was approximately 71% higher compared to the same period of 2020. In addition, we used approximately 6% more MMBtu of natural gas during our third quarter of 2021 compared to our third quarter of 2020 due to increased production at the ethanol plant.

    We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our third quarter of 2021, we experienced combined realized and unrealized gains of approximately $11 million related to our corn and natural gas derivative instruments which decreased our cost of goods sold. During our third quarter of 2020, we had combined realized and unrealized losses of approximately $741,000 which increased our cost of goods sold related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were more during the third quarter of 2021 than during our third quarter of 2020, primarily due to increased administrative labor and consulting fees in the current quarter.

Other Income (Expense)

    We had less interest expense during our third quarter of 2021 compared to the same period of 2020 due to having less outstanding debt. We had less other income during our third quarter of 2021 compared to the same period of 2020 due to less gains on our equity method investments in the 2021 period.

Comparison of Nine Months Ended September 30, 2021 and 2020

    The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended September 30, 2021 and 2020:

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenue	$353,389,235	100.0	$202,296,382	100.0

Costs of goods sold	316,973,694	89.7	193,517,735	95.7

Gross profit	36,415,541	10.3	8,778,647	4.3

Selling, general and administrative expenses	3,722,845	1.1	2,814,009	1.4

Operating income	32,692,696	9.3	5,964,638	2.9

Other income (expense)	(172,457)	—	4,633	—

Net income	$32,520,239	9.2	$5,969,271	3.0

Revenue

    Our total revenue for our nine months ended September 30, 2021 was approximately 75% more than our total revenue for our nine months ended September 30, 2020 due primarily to increased average prices for our products.

    For our nine months ended September 30, 2021, our total ethanol revenue was approximately 75% more than our nine months ended September 30, 2020 due to lower average prices we received for our ethanol during the 2020 period, as well as slightly fewer gallons sold in 2020.

    The average price per gallon we received for our ethanol during our nine months ended September 30, 2021 was approximately 70% more than the average price we received for our ethanol during our nine months ended September 30, 2020. Management attributes this increase in the average price we received for our ethanol with higher market gasoline prices, which impacts ethanol prices, during our nine months ended September 30, 2021 compared to the same period of 2020.

    We sold approximately 3% more gallons of ethanol during our nine months ended September 30, 2021 compared to the same period of 2020. Management attributes this increase to increased travel as people begin to travel more as restrictions on travel due to the COVID-19 pandemic are relaxing.

    Our total distiller grains revenue was approximately 57% more during our nine months ended September 30, 2021 compared to the same period of 2020, primarily due to an increased average price of distiller grains sold, as well as slightly more dried distiller grains sold. We sold approximately 2% more tons of distiller grains during our nine months ended September 30, 2021 compared to the same period of 2020 due to reduced production at the ethanol plant in 2020 due to the COVID-19 pandemic. We primarily sell our distillers grains in the dried form. The average price we received for our dried distiller grains was approximately 54% higher during our nine months ended September 30, 2021 compared to the same period of 2020.

    Our total corn oil revenue was approximately 117% higher for our nine months ended September 30, 2021 compared to the same period of 2020 due to an increased average selling price per pound of corn oil during the 2021 period. We sold approximately 9% more pounds of corn oil during our nine months ended September 30, 2021 compared to the same period of 2020 primarily because of increased corn oil extraction efficiency during the 2021 period. The average price we received for our corn oil was approximately 100% higher during our nine months ended September 30, 2021 compared to the same period of 2020 due to increased demand in the corn oil market.

Cost of Goods Sold

    Our total cost of goods sold was approximately 63% more for our nine months ended September 30, 2021 compared to the same period of 2020. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 76% more during our nine months ended September 30, 2021 compared to our nine months ended September 30, 2020 due to higher average corn costs per bushel, along with slightly more bushels of corn ground. We used approximately 3% more bushels of corn during our nine months ended September 30, 2021 compared to the same period of 2020 due to increased overall production at the ethanol plant. Our average cost per bushel of corn was approximately 71% higher during our nine months ended September 30, 2021 compared to our nine months ended September 30, 2020 due primarily to increased corn demand.

    We experienced increased natural gas costs during our nine months ended September 30, 2021 compared to the same period of 2020 primarily due to higher average costs per MMBtu of natural gas used, along with slightly increased usage during the 2021 period. During our nine months ended September 30, 2021, our average delivered cost per MMBtu of natural gas was approximately 26% higher compared to the same period of 2020. In addition, we used approximately 5% more MMBtu of natural gas during our nine months ended September 30, 2021 compared to our nine months ended September 30, 2020 due to increased production at the ethanol plant.

    We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our nine months ended September 30, 2021, we experienced combined realized and unrealized losses of approximately $5.3 million related to our corn and natural gas derivative instruments which increased our cost of goods sold. During our nine months ended September 30, 2020, we had combined realized and unrealized gains of approximately $2.2 million which decreased our cost of goods sold related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were more during the nine months ended September 30, 2021 than during our nine months ended September 30, 2020, primarily due to increased insurance expenses along with increased administrative labor and consulting fees in the current quarter.

Other Income (Expense)

    We had less interest expense during our nine months ended September 30, 2021 compared to the same period of 2020 due to having less outstanding debt. We had less other income during our nine months ended September 30, 2021 compared to the same period of 2020 due to fewer gains on our equity method investments in the 2021 period primarily due to investments liquidated in 2020.

Changes in Financial Condition for the Nine Months Ended September 30, 2021

Balance Sheet Data	September 30, 2021	December 31, 2020
Total current assets	$72,671,786	$39,328,153
Total property and equipment	118,942,460	128,534,219
Total other assets	6,545,827	7,676,848
Total Assets	$198,160,073	$175,539,220

Total current liabilities	$14,647,163	$23,693,602
Total long-term liabilities	626,116	1,479,063
Total members' equity	182,886,794	150,366,555
Total Liabilities and Members' Equity	$198,160,073	$175,539,220

We had more cash and cash equivalents at September 30, 2021 compared to December 31, 2020 primarily from net income during the 2021 period, partially offset by payments for deferred corn and capital projects. We had slightly more accounts receivable at September 30, 2021 compared to December 31, 2020 due to the timing of our quarter end compared to payments we received from our marketers. As of September 30, 2021 we had more inventory compared to December 31, 2020 due to more finished goods on hand on the last day of the month along with an increase in value. We had fewer prepaid assets at September 30, 2021 compared to December 31, 2020 due to less prepaid insurance at September 30, 2021. As of September 30, 2021, the value of our derivative instruments was higher compared to December 31, 2020 due to changes in the value of our derivative instruments.

Our net property and equipment was lower at September 30, 2021 compared to December 31, 2020 due to depreciation, partially offset by capital additions. The value of our other assets was lower at September 30, 2021 compared to December 31, 2020 due to amortization of our right-of-use asset at September 30, 2021 compared to December 31, 2020, partially offset by increases from investments.

    Our accounts payable was less at September 30, 2021 compared to December 31, 2020 due primarily to having less deferred corn payments at September 30, 2021. Our accrued expenses were more at September 30, 2021 compared to December 31, 2020 due to lower payroll related liabilities at December 31, 2020.

Our long-term liabilities were less at September 30, 2021 compared to December 31, 2020 due to a decreased long term portion of operating lease liability at September 30, 2021.

Liquidity and Capital Resources

Our primary sources of liquidity as of September 30, 2021 were cash from our operations and our $100 million long-term revolving loans. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of September 30, 2021, we had approximately $100 million available pursuant to our revolving loans and approximately $32.8 million in cash and cash equivalents. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loan and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the nine months ended September 30, 2021 and 2020:

	2021	2020
Net cash provided by operating activities	$31,916,953	$15,451,999
Net cash provided by (used in) investing activities	(4,159,047)	21,319,693
Net cash (used in) financing activities	—	(38,092,325)
Cash at beginning of period	5,072,227	17,274,703
Cash and cash equivalents at end of period	$32,830,133	$15,954,070

Cash Flow From Operations

    Our operations provided more cash during our first nine months of 2021 compared to the same period of 2020 due primarily to increased net income and prepaids offset by changes in accounts receivable, inventory, and accounts payable during the 2021 period.

Cash Flow From Investing Activities

    Our investing activities used more cash during the 2021 period because of the lack of sales of trading securities during the 2021 period compared to the 2020 period, partially offset by less cash used for equipment and construction in progress in the 2021 period.

Cash Flow From Financing Activities

    Our financing activities provided no change in cash for the 2021 period.
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

Term Revolving Loan

    We have a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the Revolving Loan accrues at Prime Rate less 60 basis points. We are required to make monthly payments of interest until the maturity date on November 6, 2025, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of September 30, 2021, we had nothing outstanding on the Revolving Loan and approximately $50 million available to be drawn. Interest accrued on the Revolving Loan as of September 30, 2021 at a rate of 2.65% per year.

Revolving Line of Credit

Pursuant to the Loan Amendment in July, 2021, we can borrow up to $50 million pursuant to the revolving line of credit. The amount available pursuant to the revolving line decreases to $40 million on December 31, 2021 and decreases again to $30 million on May 31, 2022. Interest on the revolving loan accrues at a rate of 0.30% less than the prime rate, 2.95% as of September 30, 2021. There is a fee on the unused portion of the revolving loan equal to 0.30%. The maturity date of this revolving line of credit is November 6, 2025.

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

    As of September 30, 2021, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of September 30, 2021, we had nothing outstanding on our variable interest rate loans with interest accruing at rates of 2.65% and 2.95%. Our variable interest rates are calculated by subtracting a set basis to the prime rate. If we were to experience a 10% increase in the prime rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of September 30, 2021, would be none.

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

    As of September 30, 2021, we had price protection in place for approximately 9% of our anticipated corn needs, 7% of our natural gas needs and 2% of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	4,690,000	MMBTU	10%	$(2,588,880)
Ethanol	189,470,000	Gallons	10%	(36,378,240)
Corn	58,710,000	Bushels	10%	(33,758,250)

For comparison purposes, our sensitivity analysis for our third quarter of 2020 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	4,084,000	MMBTU	10%	$(918,900)
Ethanol	195,000,000	Gallons	10%	(27,300,000)
Corn	60,409,000	Bushels	10%	(23,559,510)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Aristotelis Papasimakis, and Chief Financial Officer, (the principal financial officer), Beth Eiler, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

    (a)    The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101	The following financial information from Homeland Energy Solutions, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020, and (iv) the Notes to Unaudited Financial Statements.*
________________________________
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	November 12, 2021	/s/ Aristotelis Papasimakis
Aristotelis Papasimakis
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2021	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)