Form 10-K
period 2021-12-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2022-03-10
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended	December 31, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number	000-53202

HOMELAND ENERGY SOLUTIONS, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3919356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2779 Highway 24	Lawler	52154
(Address of principal executive offices)	IA	(Zip Code)

(563)	238-5555
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of June 30, 2021, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of membership units) was $56,890,000.

As of March 10, 2022, there were 64,560 membership units outstanding.

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
•Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;
•The impact of the Chinese anti-dumping and countervailing duty on U.S. distiller grains;
•The Brazilian ethanol import duty and its impact on world ethanol demand and prices;
•Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;
•Changes in the availability and price of corn and natural gas;
•Additional competition from electric vehicles which do not use liquid fuels, including ethanol;
•Our ability to profitably operate the ethanol plant, including the sale of distiller grains and corn oil, and maintain a positive spread between the selling price of our products and our raw material costs;
•The effect our hedging activities has on our financial performance and cash flows;
•Our ability to generate free cash flow to invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;
•Changes in our business strategy, capital improvements or development plans;
•Changes in plant production capacity or technical difficulties in operating the plant;
•Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•Changes in corn availability due to growing conditions, including unfavorable weather patterns;
•Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;
•Changes in federal and/or state laws and environmental regulations (including the elimination or waiver of the Renewable Fuel Standard);
•Changes and advances in ethanol production technology;
•Competition from alternative fuel additives;
•Changes in interest rates or the lack of credit availability; and
•Our ability to retain key employees and maintain labor relations.

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

    During our 2021 fiscal year, we paid two distributions for a total distribution of $74,244,000. We paid a distribution of $400 per membership unit in October 2021 and we paid a distribution of $750 per membership unit in December 2021.

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the crisis associated with the 2019 novel coronavirus disease ("COVID-19"). In response to these unfavorable operating conditions and a slowdown in global and regional economic activity and a disruption in transportation fuel demand resulting from the COVID-19 pandemic, we reduced our ethanol production rate early in 2020 which impacted our total ethanol production for our 2020 fiscal year. We operated at capacity during our 2021 fiscal year.

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

Product	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Ethanol	79%	75%	78%
Distiller Grains	15%	20%	18%
Corn Oil	6%	5%	4%

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

During our 2021 fiscal year, we began producing industrial grade alcohol. We first sold industrial grade alcohol after the end of our 2021 fiscal year.

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

Principal Product Markets

Ethanol

    The primary market for our ethanol is the domestic fuel blending market. Other than in 2019 and 2020, over recent years the United States has experienced increased ethanol exports. This increase in ethanol exports followed a conscious effort by the United States ethanol industry to expand ethanol exports along with lower ethanol prices which encourage exports. According to the U.S. Energy Information Administration, Canada, India, Columbia, Switzerland, Philippines, Peru and the European Union were top destinations for ethanol exports during our 2021 fiscal year. Tariffs implemented by Brazil and China on ethanol imported from the United States reduced export demand from these markets. Trade barriers with key markets may continue to take a toll on ethanol export demand negatively effecting domestic ethanol prices. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and has required the United States producers to seek out other markets for their products. These trade barriers resulted in Brazil importing essentially no ethanol from the United States during our 2021 fiscal year.

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

Distiller Grains

    Distiller grains are primarily used as animal feed. Distiller grains are typically fed to animals instead of other traditional animal feeds such as corn and soybean meal. Distiller grains exports have increased in recent years as distiller grains have become a more accepted animal feed. During our 2021 fiscal year, the largest importers of United States distiller grains were Vietnam, the European Union, South Korea, Mexico and Turkey. Distiller grains demand has continued to be impacted by Chinese tariffs on distiller grains. Historically, China was the largest export market for United States distiller grains. However, due to continuing trade tensions between the United States and China, management does not believe China will significantly increase its demand for distiller grains in the near term which could impact profitability in the ethanol industry during 2022.

Corn Oil

    The primary markets for corn oil are the industrial chemicals market, animal feeding market and the biodiesel production market. Corn oil demand was higher during our 2021 fiscal year as corn oil customers in the renewable diesel market started purchasing corn oil. However, additional corn oil supply has continued to enter the market as the production capacity of the United States ethanol industry has expanded which has adversely impacted corn oil prices. The market for corn oil is expected to continue to shift as changes in supply and demand of corn oil interact. Our corn oil is primarily marketed in the United States and we do not expect that significant exports of corn oil will occur in the near future.

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

Corn Oil Distribution

    In July 2011, we entered into a Corn Oil Marketing Agreement with RPMG. We have an exclusive marketing arrangement with RPMG where it will market all of the corn oil that we produce. We agreed to pay RPMG a commission based on each pound of corn oil that RPMG sells on our behalf. We also agreed to pay certain costs associated with RPMG marketing our corn oil. The initial term of the corn oil marketing agreement is for one year and the agreement automatically renews for additional one-year terms unless written notice is given, either by us or RPMG, at least ninety days prior to the expiration of the current term of the agreement.

New Products and Services

    During our 2021 fiscal year, we commenced production and sales of industrial grade alcohol. We have a marketing agreement with Renewable Products Marketing Group, Inc. ("RPMG"), a professional third party marketer, which is the sole marketer of our industrial grade alcohol. The term of the industrial grade alcohol marketing agreement is perpetual, until it is terminated.

Competition

We are in direct competition with numerous ethanol producers in the sale of our products and with respect to raw material purchases related to those products. Many of the ethanol producers with which we compete have greater resources than we do. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both ethanol, distiller grains and corn oil customers as well as raw material suppliers. As of December 31, 2021, the Renewable Fuels Association estimates that there are 210 ethanol production facilities in the United States with capacity to produce approximately 17.6 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,674	9.5%
POET Biorefining	2,648	15.0%
Valero Renewable Fuels	1,740	9.9%
Green Plains Renewable Energy	934	5.3%
    Updated: December 31, 2021

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

    Corn prices were higher during our 2021 fiscal year compared to previous years primarily due to increased corn demand and higher commodity prices generally. We have not had difficulty securing the corn we need to operate the ethanol plant, however, our cost to purchase the corn we require has been higher. This may require us to purchase corn which is grown farther away from our plant which may increase our corn costs during our 2022 fiscal year. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Commodities Account/Risk Management

In an attempt to minimize the effects of the volatility of corn costs on our profitability, we have two commodities trading accounts with ADM Investor Services, Inc. ("ADMIS") and an account with R.J. O'Brien & Associates, LLC ("RJO"). In addition, we have a commodities manager who manages our corn procurement activities. ADMIS and RJO serve as our brokers for the purchase and sale of commodity futures contracts for corn, and enter into transactions and exercises commodity options for our account in accordance with our instructions. We are required to maintain adequate margins in our accounts, and if we do not maintain adequate margins, ADMIS or RJO may close out any of our positions or transfer funds from our other accounts to cover the margin.

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

We entered into an Energy Management Services Agreement with U.S. Energy dated July 10, 2009. U.S. Energy is now known as World Kinect. Pursuant to the agreement, World Kinect assists us with electric energy and natural gas management and procurement. World Kinect's responsibilities include administration of our gas supply contracts, nomination, scheduling and other logistical issues such as storage and transportation, negotiation and delivery. We work with World Kinect to provide estimated usage volumes on a monthly basis. In exchange for these management services, we pay a monthly service fee, as well as pre-approved expenses in connection with the services. The agreement for these services continues on a month-to-month basis.

On March 6, 2009, we entered into an Electrical Services Agreement with Hawkeye Tri-County Electric Cooperative which is now known as MiEnergy Cooperative, to supply all of the electricity necessary to operate the ethanol plant. Pursuant to the agreement, MiEnergy Cooperative installed the electrical facilities necessary to deliver all of the electric power and energy required to operate our ethanol plant. The agreement remained in effect for ten years from the date we began processing ethanol at the plant (April 2009), and terminated on the tenth anniversary of that date (April 2019). Under the agreement, we continued to receive the service following expiration of the ten-year term for a minimum of two years. We continue to receive services from MiEnergy Cooperative. Either party has the right to terminate the agreement upon six months' written notice.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on our credit facilities, for distributions to our members and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving line of credit with our primary lender, Home Federal Savings Bank ("Home Federal"). Management believes that our current sources of working capital are sufficient to sustain our operations for our 2022 fiscal year and beyond.

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

    The United States Environmental Protection Agency has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. Recently, the EPA has been granting small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018 and 2 billion gallons in 2019. These small refinery exemptions have had a significant negative impact on domestic demand for ethanol and have resulted in negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. This ruling was recently partially reversed to provide that smaller refiners who have allowed their exemption to lapse can reapply.

On November 30, 2018, the final Renewable Volume Obligations (RVO) for 2019 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, the EPA did not address small refinery exemptions in its 2019 RVO release. In addition, the EPA did not address the reallocation of 500 million gallons from the 2016 RVO which was ordered by a federal court in a recent lawsuit. In June 2019, the EPA proposed an RVO of 20.04 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 7, 2021, the EPA proposed RVOs for 2021 and 2022 along with a proposed reduction to the 2020 RVO. For 2022, the EPA proposed a 15 billion gallon RVO for corn-based ethanol. The EPA proposes a 13.3 billion gallon for corn-based ethanol in 2021, a reduction from the statutory corn-based ethanol RVO of 15 billion gallons. Finally, the EPA is proposing reducing the RVO for 2020 by 2.5 billion gallons. The ethanol industry has been pushing the EPA to reverse the effects of these small refinery waivers which we believe contributed to the poor operating margins during 2018 and 2019.

    Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 143 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum domestic demand for ethanol is approximately 14.3 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants. A second round of grants was awarded equal to $18.4 million. In August 2021, the USDA announced an additional $26 million in infrastructure grants, bringing the total grants under the program to a total of $66.4 million.

Effect of Governmental Regulation

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

In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. In September 2019, the Brazilians increased the tariff free import quota from 600 million liters to 750 million liters. The quota expired in December 2020 so all U.S. ethanol exports to Brazil are now subject to the tariff. This tariff has reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and ultimately to 70%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

Costs and Effects of Compliance with Environmental Laws

    We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We have obtained all permits that are currently required for operation of the plant. In the fiscal year ended December 31, 2021, we incurred costs and expenses of approximately $175,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. We anticipate incurring costs and expenses of approximately $175,000 for compliance with environmental laws for our fiscal year ended December 31, 2022.

Employees
As of December 31, 2021, we had 62 full-time employees. We do not anticipate a significant change in the number of full-time employees we have in the next 12 months.

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

Risks Relating to Our Business

    We are subject to global and regional economic downturns and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products. In December 2019, a novel coronavirus surfaced in Wuhan, China. The spread of COVID-19 worldwide resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, experienced significant price declines and reduced demand. While the impacts of COVID-19 have abated, they may return as we experience new variants of COVID-19 which may disrupt our business and Worldwide economic conditions. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

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

    Distiller grains demand and prices has been negatively impacted by the Chinese anti-dumping and countervailing duty investigation. China was historically the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties at rates from 42.2% to 53.7% for the anti-dumping claim and from 11.2% to 12% for the anti-

subsidy duty. These trade actions have negatively impacted distiller grains demand and prices which could continue to his potential negatively impact our ability to profitably operate the ethanol plant.

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

    We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require at prices which allow us to profitably operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. However, poor weather conditions in the area surrounding the plant have in the past impacted the size of the corn crop in our area which has negatively impacted our average cost per bushel of corn. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become un-competitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

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

Risks Related to Ethanol Industry

Uncertainty and instability which results from the conflict between Ukraine and Russia could negatively impact commodities markets and could negatively impact our options. Russia invaded Ukraine in February 2022 which has resulted in significant uncertainty in the commodities market and has impacted oil prices. The uncertainty and instability which may result from the situation in Ukraine could impact the ethanol industry, including our operations. Ukraine is a major agricultural producer and if the Russian invasion impacts the commodities produced in Ukraine, it could result in higher commodities prices in the United States, including corn and natural gas which are our two largest costs of production. In addition, the conflict could impact oil prices which could have an impact on gasoline prices and demand in the United States. Further, sanctions imposed by the United States and other countries could have negative impacts on our economy and negatively impact our business. These impacts could be far reaching and could last for a significant period of time which could negatively impact our operations.

    Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. In 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol in recent years, however, these ethanol exports may not continue. We may experience periods of ethanol supply and demand imbalance during our 2022 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

    Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 143 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is approximately 14.3 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

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

    We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States. We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

    If exports of ethanol are reduced, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2021 fiscal year with exports of ethanol. Management believes exports of ethanol are higher when market ethanol prices are lower. Recently, we have experienced higher market ethanol prices which have impacted ethanol exports. In 2017, China and Brazil both implemented import tariffs on United States ethanol. Without exports of ethanol, we may experience excess ethanol supplies in the United States which could continue to negatively impact prices. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

    Many ethanol producers are expanding their production capacity which could continue to increase the oversupply of ethanol in the United States. In recent years, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions have resulted in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity which is being constructed may exceed current domestic and export demand. If an oversupply of ethanol were to continue, it could continue to negatively impact domestic ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In December 2021 the EPA proposed a renewable volume obligation for 2021 below the statutory volume requirements and proposed a reduction in the renewable volume obligations for 2020. If the final renewable volume obligations match the EPA's proposal or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

    The California Low Carbon Fuel Standard may decrease demand for corn-based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn-based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn-based ethanol to California, it could significantly reduce demand for the ethanol we produce. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Outstanding Equity

    As of March 10, 2022, we had 64,560 units outstanding and approximately 1,267 total members.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
First Quarter 2020	$2,200	$2,300	$2,222	112
Second Quarter 2020	$2,000	$2,600	$2,265	292
Third Quarter 2020	$2,000	$2,500	$2,289	73
Fourth Quarter 2020	$2,200	$2,500	$2,365	189
First Quarter 2021	$2,200	$2,600	$2,319	152
Second Quarter 2021	$2,300	$2,600	$2,471	169
Third Quarter 2021	$2,400	$2,500	$2,450	4
Fourth Quarter 2021	$2,400	$2,550	$2,458	356

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

Sellers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2020	$2,300	$3,300	$2,500	175
Second Quarter 2020	$—	$—	$—	—
Third Quarter 2020	$—	$—	$—	—
Fourth Quarter 2020	$2,500	$2,500	$2,500	25
First Quarter 2021	$2,500	$2,800	$2,650	120
Second Quarter 2021	$2,600	$2,600	$2,600	50
Third Quarter 2021	$—	$—	$—	—
Fourth Quarter 2021	$—	$—	$—	—

Buyers' Quarter	Low Price	High Price	Average Price	Number of Units Listed
First Quarter 2020	$2,000	$2,200	$2,075	65
Second Quarter 2020	$—	$—	$—	—
Third Quarter 2020	$2,200	$2,300	$2,233	30
Fourth Quarter 2020	$2,000	$2,400	$2,057	140
First Quarter 2021	$2,200	$2,200	$2,200	100
Second Quarter 2021	$2,300	$2,350	$2,325	65
Third Quarter 2021	$2,400	$2,400	$2,400	25
Fourth Quarter 2021	$2,500	$2,700	$2,567	210

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

Performance Graph

    The following graph shows a comparison of cumulative total member return since December 31, 2016, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on December 31, 2016. Data points on the graph are quarterly. Note that historic unit price performance is not necessarily indicative of future unit price performance. The data for this performance graph was compiled for us by Zacks Investment Research, Inc.

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

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Fiscal Years Ended December 31, 2021 and 2020

	2021		2020
Income Statement Data	Amount	%	Amount	%
Revenue	$531,073,383	100.0	$281,386,439	100.0

Cost of goods sold	437,659,584	82.4	273,607,219	97.2

Gross profit	93,413,799	17.6	7,779,220	2.8

Selling, general and administrative expenses	5,587,885	1.1	3,719,110	1.3

Operating income	87,825,914	16.5	4,060,110	1.4

Other income (expense)	(152,485)	—	2,014,890	0.7

Net income	$87,673,429	16.5	$6,075,000	2.2

Revenue

    Our total revenue for our 2021 fiscal year was approximately 89% more than our total revenue for our 2020 fiscal year. Management attributes this increase in revenue primarily with increased average ethanol, distiller grains and corn oil prices during our 2021 fiscal year. Our revenue is presented in our financial statements net of the shipping costs that are incurred in transporting our products to the end customer. These shipping charges are deducted by our marketers from the amounts realized on the sale of our ethanol, distiller grains and corn oil.

    For our 2021 fiscal year, our total ethanol revenue increased by approximately 97% compared to our 2020 fiscal year due to increased average prices we received for the ethanol we sold during our 2021 fiscal year, along with slightly increased production. The gallons of ethanol we sold during our 2021 fiscal year increased by approximately 6% compared to our 2020 fiscal year. This increase in ethanol sales resulted from increased ethanol production at the ethanol plant. The average price we received for our ethanol during our 2021 fiscal year was approximately 86% more than during our 2020 fiscal year. Management attributes this increase in ethanol prices to increased gasoline prices and demand during our 2021 fiscal year as COVID-19 related travel restrictions relaxed. Since ethanol is primarily blended with gasoline, when gasoline demand is higher it has a corresponding impact on ethanol demand. Gasoline demand rebounded during the 2021 fiscal year. Management expects that gasoline demand will remain higher during the first two quarters of our 2022 fiscal year due to increased travel as restrictions related to the COVID-19 pandemic have lessened. Increased gasoline demand is expected to have a positive impact on ethanol demand and prices.

    Our total distiller grains revenue was approximately 48% more during our 2021 fiscal year compared to the same period of 2020 primarily due to increased distiller grains average prices during our 2021 fiscal year. We sold approximately 1% more tons of distiller grains during our 2021 fiscal year compared to the same period of 2020 due to our increased overall production. The average prices we received for our distiller grains were greater during our 2021 fiscal year compared to the same period of 2020 due primarily to increased distiller grains demand and decreased market supply of distiller grains. We primarily sell our distiller grains in the dried form based on market conditions which favor this product, however we still sell a small portion of our distillers grains in the modified form. The average price we received per ton of dried distiller grains sold increased by approximately 46% during our 2021 fiscal year compared to the same period of 2020. The average price we received per ton of modified distiller grains sold increased by approximately 34% during our 2021 fiscal year compared to the same period of 2020. Since distiller grains are primarily used as an animal feed substitute for corn and soybean meal, the price of distiller grains is impacted by these competing products. Management anticipates relatively stable distiller grains prices during our 2022 fiscal year unless corn and soybean production is lower or export demand for these products increases, especially if export issues between China and the United States are resolved. If China reenters the market for United States agricultural products, it could quickly result in higher corn, soybean and distiller grains prices.

    Our revenue from corn oil sales was approximately 128% greater during our 2021 fiscal year compared to the same period of 2020, due to increased prices for the corn oil we sold during our 2021 fiscal year. The average price we received for our corn oil during our 2021 fiscal year was approximately 102% greater than the average price we received during the same period of 2020. Management attributes this increase in corn oil prices with increased corn oil demand during 2021. The biodiesel blenders' tax credit was renewed for prior years and until December 31, 2022. Management expects that added certainty in the biodiesel blenders' credit will support current corn oil prices. We sold approximately 12% more pounds of corn oil during our 2021 fiscal year compared to the same period of 2020. Management attributes this increase in corn oil sales to increased corn oil produced per bushel of corn used and increased operating time for our corn oil extraction equipment. Management expects corn oil production to be comparable during our 2022 fiscal year and our 2021 fiscal year.

Cost of Goods Sold

    Our two primary costs of producing ethanol, distiller grains and corn oil are corn costs and natural gas costs. Our total cost of goods sold was higher during our 2021 fiscal year compared to our 2020 fiscal year due to increased consumption of corn and natural gas, along with higher average corn costs per bushel during our 2021 fiscal year compared to our 2020 fiscal year.

    The average price we paid per bushel of corn was approximately 59% more during our 2021 fiscal year compared to our 2020 fiscal year. Management attributes this increase in the average price we paid per bushel of corn with higher corn demand during our 2021 fiscal year due to increased ethanol production which is a major source of corn demand. Management anticipates that corn prices will remain at current levels during our 2022 fiscal year, unless Chinese export demand increases significantly which could result in higher corn prices and demand. During our 2021 fiscal year we had combined realized and unrealized losses on our corn and natural gas risk management positions of approximately $10.3 million, which increased our cost of goods sold during our 2021 fiscal year. During our 2020 fiscal year, we experienced a combined realized and unrealized loss on our risk management positions of approximately $5.5 million which increased our cost of goods sold during our 2020 fiscal year.

    We purchased approximately 5% more bushels of corn during our 2021 fiscal year compared to our 2020 fiscal year. Management attributes this increase in corn consumption with increased production during our 2021 fiscal year due to increased run rates in the ethanol plant early in the 2021 fiscal year. Management anticipates that our corn consumption will be higher during our 2022 fiscal year compared to our 2021 fiscal year because we currently anticipate increased production during our 2022 fiscal year.

    During our 2021 fiscal year, the average price we paid per MMBtu of natural gas was approximately 42% more compared to our 2020 fiscal year. Management attributes this increase in natural gas prices to higher market energy prices and demand which impacted natural gas prices. We entered into natural gas price lock agreements for most of 2021 which helped minimize the affects of natural gas price spikes. Management expects relatively stable natural gas prices during our 2022 fiscal year because we anticipate securing price lock agreements for a percentage of our 2022 anticipated usage. We consumed approximately 4% more natural gas during our 2021 fiscal year compared to the same period of 2020, primarily due to increased production at the ethanol plant. We expect our natural gas consumption to be higher during our 2022 fiscal year as we anticipate increased production at the ethanol plant during our 2022 fiscal year.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were more during our 2021 fiscal year compared to our 2020 fiscal year due primarily to increased employee related and insurance expenses, partially offset by decreased legal expense and property taxes.

Other Income (Expense)

We had less interest expense during our 2021 fiscal year compared to our 2020 fiscal year due to the pay off of the term debt in late 2020. We had less interest income during our 2021 fiscal year compared to the same period of 2020 due to having more cash on hand for portions of the 2020 period. We had less other income during our 2021 fiscal year compared to the same period of 2020 primarily due to Small Business Administration Payroll Protection Program funds as well as Iowa Economic relief funds that were received in 2020, but not in 2021.

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

    For our 2020 fiscal year, our total ethanol revenue decreased by approximately 18% compared to our 2019 fiscal year due to decreased production which was a result of poor market conditions, partially attributable to the COVID-19 pandemic along with a decrease in the average price we received for the ethanol we sold during our 2020 fiscal year. The gallons of ethanol we sold during our 2020 fiscal year decreased by approximately 9% compared to our 2019 fiscal year. This decrease in ethanol sales resulted from decreased ethanol production at the ethanol plant. The average price we received for our ethanol during our 2020 fiscal year was approximately 9% less than during our 2019 fiscal year. Management attributes this decrease in ethanol prices to decreased gasoline prices and demand during our 2020 fiscal year. During much of our 2020 fiscal year, gasoline demand was lower due to the COVID-19 pandemic. Many states instituted travel restrictions and other social distancing measures which resulted in significantly lower gasoline demand. COVID-19 impacted travel throughout the world which also impacted ethanol exports during our 2020 fiscal year. Since ethanol is primarily blended with gasoline, when gasoline demand is lower it has a corresponding impact on ethanol demand. While gasoline demand rebounded during the summer of 2020, gasoline demand remained lower for our entire 2020 fiscal year.

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

Changes in Financial Condition for the Fiscal Years Ended December 31, 2021 and 2020

Balance Sheet Data	December 31, 2021	December 31, 2020
Total current assets	$73,489,699	$39,328,153
Total property and equipment	116,000,355	128,534,219
Total other assets	6,473,419	7,676,848
Total Assets	$195,963,473	$175,539,220

Total current liabilities	$31,146,502	$23,693,602
Total long-term liabilities	1,020,987	1,479,063
Total members' equity	163,795,984	150,366,555
Total Liabilities and Members' Equity	$195,963,473	$175,539,220

    We had more cash on hand at December 31, 2021 compared to December 31, 2020 due to cash from 2021 operating activities, offset by purchases of equipment and distributions made to members. The value of our accounts receivable was more at December 31, 2021 compared to December 31, 2020 due to the timing of our product shipments compared to the end of our fiscal year as we were awaiting payment for more of our finished products at the end of our 2021 fiscal year compared to the end of our 2020 fiscal year. The value of our inventory was higher at December 31, 2021 compared to December 31, 2020 due primarily to increased corn inventory at December 31, 2021 compared to December 31, 2020. We had more prepaid and other assets at December 31, 2021 compared to December 31, 2020 due primarily to increases in prepaid insurance.

    The value of our plant equipment and buildings was less at December 31, 2021 compared to December 31, 2020 primarily due to regular depreciation of our assets, partially offset by capital projects which were completed or in progress during our 2021 fiscal year. We had approximately $3.5 million in construction in progress at December 31, 2021.

Our other assets were lower because of the reduction of our right of use asset related to our leases as the lease terms expire. This decrease was partially offset by an increase in undistributed income from our investment in RPMG, LLC, an affiliate of our ethanol and corn oil marketer. In addition, we continue to amortize certain utility rights associated with construction of the ethanol plant.

Current liabilities increased due to an increase in accounts payable at December 31, 2021 compared to December 31, 2020. Our accrued expenses, primarily related to year-end bonus accruals, were more at December 31, 2021 and December 31, 2020.

We had less long-term liabilities at December 31, 2021 compared to December 31, 2020 primarily due to reduction of the long-term portion of operating lease liability, partially offset by an increase in other long-term liabilities.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our $50 million long-term revolving loan and a $40 million revolving line of credit. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of December 31, 2021, we had $100 million available pursuant to our revolving loans and approximately

$18.3 million in cash. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. We do not anticipate seeking additional equity or debt financing in the next 12 months to continue our operations. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

Comparison of Cash Flows for fiscal years ended December 31, 2021 and 2020.

The following table shows cash flows for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Net cash provided by operating activities	$92,691,183	$19,415,067
Net cash provided by (used in) investing activities	(5,187,220)	25,158,782
Net cash (used in) financing activities	(74,244,000)	(56,776,325)
Cash at beginning of period	5,072,227	17,274,703
Cash at end of period	$18,332,190	$5,072,227

Cash Flow From Operations

    Our operations generated more cash during our 2021 fiscal year compared to the same period of 2020 primarily due to higher net income in the 2021 fiscal year which resulted in more cash during the 2021 period.

Cash Flow From Investing Activities

    We used less cash for capital expenditures during our 2021 fiscal year compared to our 2020 fiscal year. Our primary capital projects during our 2021 fiscal year were operating upgrades. We received less cash during our 2021 fiscal year compared to our 2020 fiscal year for sales of trading securities that were used for the member repurchase agreement in 2020.

Cash Flow From Financing Activities

    We used more cash for distributions to our members during our 2021 fiscal year compared to our 2020 fiscal year. This increase is offset by the lack of payment to a former member and more payments on long-term borrowings during our 2021 fiscal year compared to our 2020 fiscal year, resulting in more cash used in financing activities in 2021 fiscal year compared to our 2020 fiscal year.

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

Short-Term and Long-Term Debt Sources

Master Loan Agreement with Home Federal Savings Bank

    On November 30, 2007, we entered into a Master Loan Agreement with Home Federal Savings Bank establishing a senior credit facility with Home Federal. In return, we executed a mortgage and a security agreement in favor of Home Federal creating a senior lien on substantially all of our assets.

    On June 29, 2017, we entered into a new $30 million term loan (the "Term Loan") and increased and extended our existing revolving loan (the "Revolving Loan") with Home Federal. Each loan is described below. The Term Loan was paid in full in September, 2020.

Term Revolving Loan

    We have a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the Revolving Loan accrues at 60 basis points below Prime Rate, 2.65% as of December 31, 2021. We are required to make monthly payments of interest until the maturity date on November 6, 2025, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of December 31, 2021, we had $0 outstanding on our term revolving loan and $50 million available to be drawn.

Revolving Line of Credit

Pursuant to the Loan Amendment in July, 2021, we could borrow up to $50 million pursuant to the revolving line of credit. The amount available pursuant to the revolving line decreased to $40 million on December 31, 2021 and decreases again to $30 million on May 31, 2022. Interest on the revolving loan accrues at a rate of 0.30% less than the prime rate, 2.95% as of December 31, 2021. There is a fee on the unused portion of the revolving loan equal to 0.30%. The maturity date of this revolving line of credit is November 6, 2025.

Covenants

    In connection with the Master Loan Agreement, we are required to comply with certain debt covenants and financial ratios. We agreed to a debt service coverage ratio of 1:15 to 1:00 and minimum working capital covenant of $30 million.  We are permitted to pay distributions to our members up to 100% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants including compliance with the financial covenants.  In 2020, the maximum capital expenditure covenant was increased to $17.5 million, unless certain working capital threshold is met, then capital expenditure is unlimited. As of December 31, 2021, we were in compliance with all of our debt covenants and financial ratios.

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

Paycheck Protection Program Debt

We entered into a loan agreement with the Small Business Administration ("SBA") through Home Federal Savings Bank on April 7, 2020 for approximately $908,000 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The loan was to mature in April 2022 and had an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for a 24 week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. In November 2020, we received notification from the SBA that all loan proceeds were forgiven.

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our contractual obligations and approximate commitments as of December 31, 2021:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$1,546,000	$1,047,000	$499,000	$—	$—
Purchase Obligations	58,947,000	58,041,000	906,000	—	—
Total Contractual Cash Obligations	$60,493,000	$59,088,000	$1,405,000	$—	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we had no amounts outstanding on variable interest debt as of December 31, 2021. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

    As of December 31, 2021, we had price protection in place for approximately 18% of our anticipated corn needs, 28% of our natural gas needs and none of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	3,621,000	MMBTU	10%	$1,810,500
Ethanol	195,000,000	Gallons	10%	43,875,000
Corn	57,226,000	Bushels	10%	38,627,550

    For comparison purposes, our sensitivity analysis for our 2020 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	4,510,000	MMBTU	10%	$1,398,100
Ethanol	195,000,000	Gallons	10%	27,300,000
Corn	57,000,000	Bushels	10%	27,075,000

Liability Risk

    We participate, along with other plants in the industry, in a group captive insurance company ("Captive"). The Captive insures losses related to workman's compensation, commercial property and general liability. The Captive reinsures catastrophic losses for all participants, including the Company, in excess of predetermined amounts. Our premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. These premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We cannot be assessed over the amount in the collateral fund.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of Homeland Energy Solutions, LLC:

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Homeland Energy Solutions, LLC (the Company) as of December 31, 2021 and 2020, the related statements of operations, members’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP (PCAOB ID: 49)

We have served as the Company's auditor since 2010.

Des Moines, Iowa
March 10, 2022

Homeland Energy Solutions, LLC
Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,332,190	$5,072,227
Accounts receivable	6,698,657	4,121,778
Derivative instruments	3,727,350	840,857
Inventory	39,259,755	24,459,408
Prepaid and other	5,471,747	4,833,883
Total current assets	73,489,699	39,328,153

PROPERTY AND EQUIPMENT
Land and improvements	23,260,902	23,260,902
Buildings	8,785,501	8,777,302
Equipment	242,004,606	240,429,826
Construction in progress	3,491,064	620,832
	277,542,073	273,088,862
Less accumulated depreciation	161,541,718	144,554,643
Total property and equipment	116,000,355	128,534,219

OTHER ASSETS
Right of use asset operating leases, net	1,479,064	3,116,941
Utility rights, net of accumulated amortization of $2,001,156 and $1,864,769	306,873	443,260
Other assets	4,687,482	4,116,647
Total other assets	6,473,419	7,676,848

TOTAL ASSETS	$195,963,473	$175,539,220

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	December 31, 2021	December 31, 2020
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$27,925,669	$20,836,019
Accrued expenses	2,217,869	1,219,705
Current portion operating lease liability	1,002,964	1,637,878
Total current liabilities	31,146,502	23,693,602

COMMITMENTS AND CONTINGENCIES (Note 5)

LONG-TERM LIABILITIES
Other long-term liabilities	544,887	—
Operating lease liability	476,100	1,479,063
Total long-term liabilities	1,020,987	1,479,063

MEMBERS' EQUITY (64,560 units issued and outstanding)	163,795,984	150,366,555

TOTAL LIABILITIES AND MEMBERS' EQUITY	$195,963,473	$175,539,220

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
For the Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019

Revenue	$531,073,383	$281,386,439	$329,774,685

Costs of goods sold	437,659,584	273,607,219	307,650,836

Gross profit	93,413,799	7,779,220	22,123,849

Selling, general and administrative expenses	5,587,885	3,719,110	3,885,532

Operating income	87,825,914	4,060,110	18,238,317

Other income (expense)
Interest expense	(272,364)	(591,614)	(902,101)
Interest income	40,035	64,724	53,375
Other income	79,844	1,634,105	2,087,162
Gain on debt extinguishment	—	907,675	—
Total other income (expense)	(152,485)	2,014,890	1,238,436

Net Income	$87,673,429	$6,075,000	$19,476,753

Basic & diluted net income per capital unit	$1,358	$94	$302

Distribution per capital unit	$1,150	$150	$350

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,560	64,560	64,560

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statement of Members' Equity
For the Years ended December 31, 2021, 2020 and 2019

Members'
Equity
Balance, December 31, 2018	$157,094,802
Distributions	(22,596,000)
Net Income	19,476,753
Balance, December 31, 2019	153,975,555
Distributions	(9,684,000)
Net Income	6,075,000
Balance, December 31, 2020	150,366,555
Distributions	(74,244,000)
Net Income	87,673,429
Balance, December 31, 2021	$163,795,984

See Notes to Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,673,429	$6,075,000	$19,476,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,151,899	15,975,566	15,693,009
Unrealized (gain) loss on risk management activities	(2,886,493)	(41,373)	129,900
Realized and unrealized (gain) loss on trading securities	—	28,058	(1,954,630)
(Gain) loss on disposal of property and equipment	21,351	101,347	(550)
(Gain) on debt extinguishment	—	(907,675)	—
Change in working capital components:
Accounts receivable	(2,576,879)	3,037,854	72,089
Inventory	(14,800,347)	(9,148,012)	(561,197)
Prepaid expenses and other	(732,257)	(565,306)	(965,629)
Accounts payable, accrued expenses	8,840,480	4,859,608	3,400,401
Net cash provided by operating activities	92,691,183	19,415,067	35,290,146

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trading securities	—	—	(30,000,000)
Sale of trading securities	—	42,480,393	20,000,000
Payments for property and equipment	(4,697,566)	(17,061,719)	(8,508,858)
Proceeds from sale of equipment	—	32,000	550
Decrease (increase) in other assets	(489,654)	(291,892)	336,871
Net cash provided by (used in) investing activities	(5,187,220)	25,158,782	(18,171,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to members	(74,244,000)	(9,684,000)	(22,596,000)
Advances on term revolving loan	178,250,000	15,000,000	—
Payments on term revolving loan	(178,250,000)	(15,000,000)	—
Payment to former member	—	(30,000,000)	—
Proceeds from long-term borrowings	—	907,675	—
Payments on long-term borrowings	—	(18,000,000)	(6,000,000)
Net cash (used in) financing activities	(74,244,000)	(56,776,325)	(28,596,000)

Net increase (decrease) in cash and cash equivalents	13,259,963	(12,202,476)	(11,477,291)

Cash and Cash Equivalents - Beginning	5,072,227	17,274,703	28,751,994
Cash and Cash Equivalents - Ending	$18,332,190	$5,072,227	$17,274,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of capitalized interest of 2021 none and 2020 $55,776 and 2019 $203,690	$259,133	$556,438	$888,031
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$—	$—	$6,320,411
Accounts payable related to property and equipment	$835,919	$1,043,698	$188,830
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

At December 31, 2021 and 2020, the Company held no trading securities. For the fiscal years ended December 31, 2021, 2020, and 2019 the Company recorded realized and unrealized gains and (losses) from these investments of nothing and approximately $(28,000) and $1,955,000 respectively.

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require a long-lived asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset group to the carrying value of the asset group. If the carrying value of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company has concluded that no impairment is necessary as of December 31, 2021 and 2020.

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

Utility Rights
Utility rights consist of payments to electric and natural gas companies for construction in aid of electric and gas lines to the facility but the Company retains no ownership rights to the assets. The utility rights are amortized on a straight-line basis over 15 years based on the estimated normal usage of such infrastructure.

Homeland Energy Solutions, LLC
Notes to Financial Statements
At December 31, 2021, the Company anticipates the following amortization of utility rights for the years ended December 31:

2022	$136,000
2023	136,000
2024	35,000
Total amortization	$307,000

Revenue and Cost Recognition
The Company recognizes revenue from contracts with customers when obligations under the terms of the respective contracts with customers are satisfied. The Company generally has a single performance obligation in its arrangements with customers. The Company believes for its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year.

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

Environmental Liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability, including asset retirement obligations, for environmental liabilities has been recorded for the years ended December 31, 2021, 2020, or 2019.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the year ended December 31, 2021, ethanol sales averaged approximately 79% of total revenues, while approximately 15% of revenues were generated from the sale of distiller grains and 6% of revenues were generated from the sale of corn oil. For the year ended December 31, 2021, corn costs averaged approximately 78% of cost of goods sold.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared COVID-19 a pandemic. The impact of COVID-19 has negatively impacted the Company's operations, suppliers or other vendors, and customer base. Any future quarantines, labor shortages or other disruptions to the Company's operations, or those of their customers, may adversely impact the Company's revenues, ability to provide its services and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which the coronavirus continues to impact the Company's results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

Homeland Energy Solutions, LLC
Notes to Financial Statements

2.    INVENTORY

Inventory consisted of the following as of December 31, 2021 and 2020.

	2021	2020
Raw Materials	$30,921,702	$15,909,576
Work in Process	3,667,888	2,923,041
Finished Goods	4,670,165	5,626,791
Totals	$39,259,755	$24,459,408

3.    DEBT

Master Loan Agreement with Home Federal Savings Bank
On June 29, 2017, the Company amended and restated the Master Loan Agreement with Home Federal Savings Bank, amending the term revolving loan to provide funding to operate the plant and establishing a term loan to help fund the Company's $42 million expansion project. In return, the Company entered into agreements providing Home Federal a security interest in substantially all personal property located on Company property. The Company currently has two loans with Home Federal, a term revolving loan and a revolving line of credit.

Term Revolving Loan
Under the terms of the Second Amended and Restated Second Supplement to the Master Loan Agreement, dated November 6, 2020, the Company has a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the term revolving loan is due monthly and accrues at a rate equal to the Prime Rate less 60 basis points, 2.65% at December 31, 2021. There was no balance outstanding on the term revolving loan and $50 million available to be drawn as of December 31, 2021 and 2020.

Revolving Line of Credit
Under the terms of the Third Amended and Restated Second Supplement to the Master Loan Agreement, dated July 22, 2021, the Company can borrow up to $50 million pursuant to the revolving line of credit. The amount available under the revolving line of credit decreased to $40 million on December 31, 2021 and decreases again to $30 million on May 31, 2022. Interest on the revolving line of credit accrues at a Prime Rate less 30 basis points, 2.95% on December 31, 2021. There is a fee on the unused portion of the revolving loan equal to 0.30%. The maturity date of this revolving loan is November 6, 2025. There was no balance outstanding on the revolving line of credit as of December 31, 2021 and 2020.

Paycheck Protection Program Debt
The Company entered into a loan agreement with the Small Business Administration through Home Federal Savings Bank on April 7, 2020 for approximately $908,000 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan was to mature in April 2022 and has an interest rate of 1.0%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for a 24 week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. In November 2020, the Company received notification from the SBA that all loan proceeds received by the Company were forgiven. As the Company was legally released as the primary obligor, the Company recorded a gain on debt extinguishment in the statements of operations for approximately $908,000 during the year ended December 31, 2020.

Covenants
During the term of the loan, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges, or penalties. The Company is in compliance with all debt covenants as of December 31, 2021.

Homeland Energy Solutions, LLC
Notes to Financial Statements

4.    RELATED PARTY TRANSACTIONS

The Company purchases corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the years ended December 31, 2021, and 2020 from these companies and individuals totaled approximately $3,955,000, and $2,282,000, respectively. Amounts due to those members was none and $28,000, as of December 31, 2021 and 2020, respectively. In April, 2020, the Company completed the repurchase of units from a former member; $30 million was paid to the former member.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers
The Company has entered into a marketing agreement with RPMG, a related party, to sell all ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of December 31, 2021, the Company had no commitments to sell any of its produced gallons of ethanol at fixed prices.

The Company has also entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of December 31, 2021, the Company had commitments to sell approximately 9.8 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery throughout the first quarter of 2022.

The Company also has an investment in RPMG, LLC, included in other assets, totaling approximately $2,990,000 and $2,527,000 as of December 31, 2021 and 2020.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires in April, 2022; no such written notice has been given. As of December 31, 2021, the Company had approximately 83,000 tons of distiller grains commitments for delivery through March 2022 at various fixed prices.

All above sales commitments are accounted for as normal sales, and accordingly, have not been marked to market.

Sales and marketing fees related to the agreements in place for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Sales ethanol - RPMG	$415,385,000	$205,900,000	$257,312,000
Sales distiller grains	82,233,000	55,669,000	58,555,000
Sales corn oil - RPMG	33,445,000	14,698,000	13,607,000

Marketing fees ethanol - RPMG	$407,000	$206,000	$243,000
Marketing fees distiller grains	837,000	817,000	879,000
Marketing fees corn oil - RPMG	117,000	101,000	104,000

	2021	2020
Amount due from RPMG	$3,489,000	$1,451,000
Amount due from CHS	2,484,000	2,635,000

At December 31, 2021, the Company had approximately $29,645,000 in outstanding corn purchase commitments for bushels at various prices and approximately 2,584,000 bushels of unpriced corn purchase commitments through June 2023. Additionally, the Company had locked in place approximately 1,629,000 decatherms of natural gas at fixed prices through April 30, 2023. These contracts are accounted for under the normal purchase exclusion.

Homeland Energy Solutions, LLC
Notes to Financial Statements
As of December 31, 2021, the Company had approximately 3,416,000 bushels with approximate market value of $18,522,000 of deferred corn. As of December 31, 2020, the Company had approximately 2,884,000 bushels with approximate market value of $11,208,000 of deferred corn payable.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity through April, 2023, accounted for under the normal purchase exclusion, which approximated $10,780,338.

6.    LEASE OBLIGATIONS

A lease exists when a contract conveys to a party the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company recognizes a lease liability at the lease commencement date, as the present value of future lease payments, using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis. A lease asset is recognized based on the lease liability value and adjusted for any prepaid lease payments, initial direct costs, or lease incentive amounts. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.

The Company leases rail cars and rail moving equipment with original terms up to seven years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the leases. Rent expense incurred for the operating leases during the years ended December 31, 2021, 2020 and 2019 was approximately $1,917,000, $1,772,000 and $1,734,000. The lease agreements have maturity dates ranging from March 2022 to October 2025. The weighted average remaining life of the lease term for these leases was 0.89 years as of December 31, 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.79%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $1,479,064 and $3,116,941 as of December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the years ended December 31:

2022	1,047,000
2023	300,000
2024	109,000
2025	90,000
Total lease commitments	$1,546,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of December 31, 2021, is shown below.

Undiscounted future payments	$1,546,000
Discount effect	(66,936)
$1,479,064

7.    EMPLOYEE BENEFIT PLANS

On January 1, 2016, the Company adopted a 401k retirement plan which provides retirement savings options for all eligible employees. Previously, the Company utilized a Simple IRA Adoption Agreement to provide retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. For the years ended December 31, 2021, 2020 and 2019, the Company made matching contributions of approximately $187,000, $183,000 and $185,000, respectively.

Homeland Energy Solutions, LLC
Notes to Financial Statements

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month.  The Company's plant will grind approximately 65 million bushels of corn per year.  During the previous period and over the next 12 months, the Company has hedged and anticipates hedging between 5% and 60% of its anticipated monthly grind.  At December 31, 2021, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 18% of its anticipated monthly grind over the next twelve months.

Unrealized gains and losses on non-exchange traded forward contracts are deemed "normal purchases or sales" under authoritative accounting guidance, as amended and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for years ended December 31, 2021, 2020, and 2019 and the fair value of derivatives as of December 31, 2021 and 2020:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2021.
	Cost of Goods Sold	$(12,600,000)	$2,312,000	$(10,288,000)
	Total	$(12,600,000)	$2,312,000	$(10,288,000)

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2020.
	Revenue	$(1,177,000)	$—	$(1,177,000)
	Cost of Goods Sold	$1,783,000	$(7,325,000)	$(5,542,000)
	Total	$606,000	$(7,325,000)	$(6,719,000)

Derivatives not designated as hedging instruments: Commodity contracts for the year ended December 31, 2019.
	Cost of Goods Sold	$3,530,000	$927,000	$4,457,000
	Total	$3,530,000	$927,000	$4,457,000

Homeland Energy Solutions, LLC
Notes to Financial Statements

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Futures and option contracts
In gain position		$222,000	$—
In loss position		(4,143,000)	(6,233,000)
Cash held by broker		7,648,000	7,074,000
	Current Asset	$3,727,000	$841,000

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
December 31, 2021
Assets	$222,000	$222,000	$—	$—
Liabilities	$(4,143,000)	$(4,143,000)	$—	$—
December 31, 2020
Assets	$1,126,000	$1,126,000	$—	$—
Liabilities	$(6,233,000)	$(6,233,000)	$—	$—

Homeland Energy Solutions, LLC
Notes to Financial Statements

10.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results for the years ended December 31, 2021, 2020 and 2019 are as follows:

2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$96,376,950	$130,691,378	$126,320,907	$177,684,148
Gross Profit	7,156,451	14,113,524	15,145,566	56,998,258
Operating Income	5,924,075	12,982,216	13,786,405	55,133,218
Net Income	5,865,295	12,909,351	13,745,593	55,153,190
Basic & diluted earnings per unit	$91	$200	$213	$854

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$65,037,238	$63,862,205	$73,396,939	$79,090,057
Gross Profit (Loss)	(3,927,585)	4,577,977	8,128,255	(999,427)
Operating Income (Loss)	(4,932,598)	3,746,721	7,150,515	(1,904,528)
Net Income (Loss)	(5,248,565)	3,961,822	7,256,014	105,729
Basic & diluted earnings (Loss) per unit	$(81)	$61	$112	$2

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$82,074,397	$84,860,557	$76,896,475	$85,943,256
Gross Profit	5,567,871	4,600,109	4,527,443	7,428,426
Operating Income	4,402,367	3,621,216	3,801,180	6,413,554
Net Income	4,719,055	4,259,845	3,990,592	6,507,261
Basic & diluted earnings per unit	$73	$66	$62	$101

12. GROUP INSURANCE

The Company participates, along with other plants in the industry, in a group captive insurance company ("Captive"). The Captive insures losses related to workman's compensation, commercial property and general liability. The Captive reinsures catastrophic losses for all participants, including the Company, in excess of predetermined amounts. The Company's premiums are accrued by a charge to income for the period to which the premium relates and is remitted by the Company's insurer to the captive reinsurer. These premiums are structured such that the Company has made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company cannot be assessed over the amount in the collateral fund.

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

    As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer (the principal executive officer), Aristotelis Papasimakis, and our Chief Financial Officer (the principal financial and accounting officer), Beth Eiler. Based on their evaluation of our disclosure controls and procedures, they have concluded that such disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Controls

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2021 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference in the definitive proxy statement from our 2022 annual meeting of members to be filed with the Securities and Exchange Commission within 120 days after our 2021 fiscal year end on December 31, 2021. This proxy statement is referred to in this report as the 2022 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

    The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

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

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.2	Certificate of Name Change and Corresponding Amendment to Articles of Organization.		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.3	Operating Agreement of the registrant.		Exhibit 3.3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.4	First Amendment to Operating Agreement of the registrant dated November 14, 2006.		Exhibit 3.4 to Pre-Effective Amendment No. 3 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
3.5	Amended and Restated Operating Agreement dated April 4, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
3.6	First Amendment to Amended and Restated Operating Agreement dated December 19, 2013.		Exhibit 3.6 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
3.7	Third Amendment to Amended and Restated Operating Agreement		Exhibit 3.1 to the Registrant's Form 10-Q filed with the Commission on May 16, 2018.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-135967).
4.2	Description of Securities Registered under Section 12 of the Exchange Act of 1934	X	Filed herewith
10.1	License Agreement dated August 1, 2007 between Homeland Energy Solutions and ICM, Inc.		Exhibit 10.26 to the registrant's Form 10-QSB filed with the Commission on August 11, 2007.
10.2	Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.		Exhibit 10.30 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.

10.3	First Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.31 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.4	Second Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.32 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.5	Third Supplement to the Master Loan Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.33 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.6	Construction Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.34 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.7	Term Revolving Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.35 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.8	Revolving Line of Credit Note dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.36 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.9	Mortgage dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.10	Security Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.38 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.11	Disbursing Agreement dated November 30, 2007 between Homeland Energy Solutions, LLC and Home Federal Savings Bank.	Exhibit 10.39 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.12	Second Amendment to the Lump Sum Design-Build Agreement dated July 6, 2007 between Homeland Energy Solutions and Fagen, Inc.	Exhibit 10.40 to the registrant's Form 10-KSB filed with the Commission on February 22, 2008.
10.13	Agreement for Private Development between Homeland Energy Solutions, LLC and Chickasaw County, Iowa dated December 18, 2007.	Exhibit 10.42 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.14	Iowa Department of Transportation Application Form for RISE: Immediate Opportunity Project Funding for Homeland Energy Solutions, LLC dated August 20, 2007.	Exhibit 10.44 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.15	Engineering, Procurement, and Construction Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation New Energy - CEI, LLC dated December 4, 2007. +	Exhibit 10.45 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.

10.16	Master Natural Gas Agreement and Base Agreement between Homeland Energy Solutions, LLC and Cornerstone Energy, LLC d/b/a Constellation NewEnergy - Gas Division CEI, LLC dated December 4, 2007. +	Exhibit 10.46 to the registrant's Form 10-KSB/A filed with the Commission on May 15, 2008.
10.17	Distillers Grain Marketing Agreement with CHS, Inc. dated August 8, 2008.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.18	Rail Facilities Agreement with R & R Contracting dated July 24, 2008.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.19	Customer Agreement with ADM Investor Services, Inc. dated July 29, 2008.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2008.
10.20	Management Services Agreement dated December 15, 2008 with Golden Grain Energy, LLC.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
10.21	Electrical Services Agreement dated March 6, 2009 with Hawkeye REC. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2009.
10.22	U.S. Energy Agreement dated July 10, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2009.
10.23	Third Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated September 10, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 12, 2010.
10.24	Member Ethanol Fuel Marketing Agreement dated March 1, 2011 between Homeland Energy Solutions, LLC and RPMG, Inc. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 16, 2011.
10.25	Corn Oil Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated July 28, 2011. +	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2011.
10.26	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.	Exhibit 10.26 to the registrant's Form 10-K filed with the Commission on February 21, 2012.
10.27	Member Amended and Restated Marketing Agreement between RPMG, Inc. and Homeland Energy Solutions, LLC dated August 27, 2012. *+	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 9, 2012.
10.28	Change in Control Agreement between David Finke and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.29	Change in Control Agreement between Stan Wubbena and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.30	Change in Control Agreement between Kevin Howes and Homeland Energy Solutions, LLC dated January 1, 2013.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 15, 2013.
10.31	Membership Unit Repurchase Agreement between Homeland Energy Solutions, LLC and Steven Retterath dated June 13, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2013.

10.32	Seventh Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.32 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.33	First Amendment to Second Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated November 29, 2013.	Exhibit 10.33 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.34	Eighth Amendment to the Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.35	Fourth Supplement to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.36	$15 Million Term Note between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated February 24, 2014.	Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on February 27, 2014.
10.37	Termination Agreement between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC dated May 16, 2014	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014
10.38	Independent Contractor Agreement between Walter Wendland and Homeland Energy Solutions, LLC dated May 12, 2014.	Exhibit 10.1 to the registrant's Form 10-K filed with the Commission on August 12, 2014
10.39	2015 Annual Cash Bonus Plan.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2015
10.40	Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated December 1, 2015.	Exhibit 10.40 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.41	Twelfth Amendment to Master Loan Agreement between Homeland Energy Solutions, LLC and Home Federal Savings Bank dated December 7, 2015.	Exhibit 10.41 to the registrant's Form 10-K filed with the Commission on February 25, 2016.
10.42	Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources, LLC dated effective June 1, 2016.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on November 14, 2016.
10.43	Equipment Purchase and Installation Agreement between ICM, Inc. and Homeland Energy Solutions, LLC dated December 29, 2016	Exhibit 10.43 to the registrant's Form 10-K filed with the Commission on March 3, 2017.
10.44	Amended and Restated Master Loan Agreement between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.45	Amended and Restated Second Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.46	Amended and Restated Term Revolving Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.

10.47	Amended and Restated Fourth Supplement to MLA between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.48	Term Note between Home Federal Savings Bank and Homeland Energy Solutions, LLC dated June 29, 2017		Exhibit 10.5 to the Registrant's Form 10-Q filed with the Commission on August 14, 2017.
10.49	Second Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated January 1, 2018.		Exhibit 10.49 to the Registrant's Form 10-K filed with the Commission on March 2, 2018.
10.50	Third Amended and Restated Consulting Agreement between Homeland Energy Solutions, LLC and Cornerstone Resources LLC dated January 1, 2019		Exhibit 10.50 to the Registrant's Form 10-K filed with the Commission on February 22, 2019.
10.51	Member Alcohol Marketing Agreement between RPMG and Homeland Energy Solutions, LLC dated December 1, 2020 (Redacted) +		Exhibit 10.51 to the Registrant's Form 10-K filed with the Commission on March 11, 2021.
14.1	Code of Ethics.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on February 26, 2009.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	Inline XBRL Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).
________________________________
(+) Confidential Treatment Requested.
(**) Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMELAND ENERGY SOLUTIONS, LLC

Date:	March 10, 2022	/s/ Aristotelis Papasimakis
Aristotelis Papasimakis
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 10, 2022	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 10, 2022	/s/ Nick Bowdish
Nick Bowdish, Director

Date:	March 10, 2022	/s/ Patrick Boyle
Patrick Boyle, Vice Chairman and Director

Date:	March 10, 2022	/s/ Randy Bruess
Randy Bruess, Director

Date:	March 10, 2022	/s/ Steven Core
Steven Core, Director

Date:	March 10, 2022	/s/ Mathew Driscoll
Mathew Driscoll, Secretary and Director

Date:	March 10, 2022	/s/ James Erickson
James Erickson, Director

Date:	March 10, 2022	/s/ Leslie Hansen
Leslie Hansen, Chairman and Director

Date:	March 10, 2022	/s/ Chad Kuhlers
Chad Kuhlers, Director

Date:	March 10, 2022	/s/ Christine Marchand
Christine Marchand, Director