Form 10-Q
period 2022-03-31
HOMELAND ENERGY SOLUTIONS LLC
filed 2022-05-16
CIK 1366744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2022

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

As of May 16, 2022, we had 64,560 membership units outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Homeland Energy Solutions, LLC
Balance Sheets

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$1,989,867	$18,332,190
Accounts receivable	13,984,474	6,698,657
Inventory	46,291,977	39,259,755
Prepaid and other	5,673,619	5,471,747
Derivative instruments	5,082,745	3,727,350
Total current assets	73,022,682	73,489,699

PROPERTY AND EQUIPMENT
Land and improvements	23,260,902	23,260,902
Buildings	8,785,501	8,785,501
Equipment	242,554,688	242,004,606
Construction in progress	1,182,916	3,491,064
	275,784,007	277,542,073
Less accumulated depreciation	165,275,640	161,541,718
Total property and equipment	110,508,367	116,000,355

OTHER ASSETS
Right of use asset operating leases, net	6,444,318	1,479,064
Utility rights, net of amortization of $2,059,214 and $2,001,156	2,405,185	306,873
Other assets	4,784,888	4,687,482
Total other assets	13,634,391	6,473,419

TOTAL ASSETS	$197,165,440	$195,963,473

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Balance Sheets (continued)

	March 31, 2022	December 31, 2021
LIABILITIES AND MEMBERS' EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$13,831,764	$27,925,669
Accrued expenses	1,178,295	2,217,869
Current portion operating lease liability	1,682,212	1,002,964
Total current liabilities	16,692,271	31,146,502

COMMITMENTS AND CONTINGENCIES (Note 5)

LONG-TERM LIABILITIES
Long term debt	11,721,000	—
Operating lease liability, less current portion	4,762,106	476,100
Other liabilities	139,047	544,887
Total long-term liabilities	16,622,153	1,020,987

MEMBERS' EQUITY (64,560 units issued and outstanding)	163,851,016	163,795,984

TOTAL LIABILITIES AND MEMBERS' EQUITY	$197,165,440	$195,963,473

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Revenue	$132,490,766	$96,376,950

Costs of goods sold	131,024,701	89,220,499

Gross profit	1,466,065	7,156,451

Selling, general and administrative expenses	1,497,817	1,232,376

Operating income (loss)	(31,752)	5,924,075

Other income (expense)
Interest (expense)	(35,259)	(100,736)
Interest income	16,710	1,972
Other income	105,333	39,984
Total other income (expense)	86,784	(58,780)

Net income	$55,032	$5,865,295

Basic & diluted net income per capital unit	$0.85	$90.85

Weighted average number of units outstanding for the calculation of basic & diluted net income per capital unit	64,560	64,560

Distribution per Unit	$—	$—

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,032	$5,865,295
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	3,791,978	4,273,718
Unrealized (gain) loss on risk management activities	(1,355,395)	406,123
Change in working capital components:
Accounts receivable	(7,285,817)	(6,944,112)
Inventory	(7,032,222)	(5,181,102)
Prepaid and other	(44,147)	161,497
Accounts payable and other accrued expenses	(14,883,106)	(10,457,205)
Net cash (used in) operating activities	(26,753,677)	(11,875,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for equipment and construction in progress	(1,212,240)	(1,959,197)
(Increase) in other assets	(97,406)	(39,984)
Net cash (used in) investing activities	(1,309,646)	(1,999,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on term revolving loan	58,171,000	51,063,000
Payments on term revolving loan	(46,450,000)	(39,041,000)
Net cash provided by financing activities	11,721,000	12,022,000

Net (decrease) in cash and cash equivalents	(16,342,323)	(1,852,967)

Cash and Cash Equivalents - Beginning	18,332,190	5,072,227
Cash and Cash Equivalents - Ending	$1,989,867	$3,219,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,982	$57,854
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$5,387,104	$—
Accounts payable issued for property and equipment additions	$179,706	$26,775

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - December 31, 2020	$150,366,555

Net income for the three-month period ended March 31, 2021	5,865,295

Balance - March 31, 2021	$156,231,850

Members' Equity

Balance - December 31, 2021	$163,795,984

Net income for the three-month period ended March 31, 2022	55,032

Balance - March 31, 2022	$163,851,016

See Notes to Unaudited Financial Statements.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

1.NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2021, contained in the Company's annual report on Form 10-K for 2021.

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

Significant Accounting Policies:

Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require an asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset group to the carrying value of the asset group. If the carrying value of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has concluded that no impairment is necessary as of March 31, 2022 and December 31, 2021.

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
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

At March 31, 2022, the Company anticipates the following amortization of utility rights for the years ended March 31:

2023	$280,000
2024	$280,000
2025	$144,000
2026	$144,000
2027	$144,000
Thereafter	$1,408,000
Total amortization	$2,400,000

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended March 31, 2022, ethanol sales averaged approximately 76% of total revenues, while approximately 16% of revenues were generated from the sale of distiller grains. Corn oil sales attributed approximately 8% of revenues during this time period. For the three months ended March 31, 2022, corn costs averaged approximately 68% of cost of goods sold.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements

The Company's operating and financial performance is largely driven by the prices at which ethanol is sold and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government programs, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, or global damaging growing conditions, such as plant disease or adverse weather, including drought, increased fertilizer costs as well as global conflicts. The Company's risk management program is used to protect against the price volatility of these commodities.

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

2.    INVENTORY

Inventory consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Raw Materials	$37,013,775	$30,921,702
Work in Process	4,408,242	3,667,888
Finished Goods	4,869,960	4,670,165
Totals	$46,291,977	$39,259,755

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

Term Revolving Loan
Under the terms of the Second Amended and Restated Second Supplement to the Master Loan Agreement, dated November 6, 2020, the Company has a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the term revolving loan is due monthly and accrues at a rate equal to the Prime Rate less 60 basis points, 2.90% on March 31, 2022. On March 31, 2022 there was approximately $11.7 million outstanding on the term revolving loan and approximately $38.3 million available to be drawn on. On December 31, 2021 there was no balance outstanding on the term revolving loan and $50 million available to be drawn on.

Revolving Line of Credit
Under the terms of the Third Amended and Restated Second Supplement to the Master Loan Agreement, dated July 22, 2021, the Company could borrow up to $50 million pursuant to the revolving line of credit. The amount available under the revolving line of credit decreased to $40 million on December 31, 2021 and decreases again to $30 million on May 31, 2022. Interest on the revolving line of credit accrues at the Prime Rate less 30 basis points, 3.20% on March 31, 2022. There is a fee on the

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
unused portion of the revolving line of credit equal to 0.30%. The maturity date of this revolving line of credit is November 6, 2025. There was no balance outstanding on the revolving line of credit as of March 31, 2022 or December 31, 2021.

Covenants
During the term of the loans, the Company is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and capital expenditures and maintenance of certain financial ratios including the minimum working capital and a fixed charge ratio as defined by the Master Loan Agreement. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or the imposition of fees, charges or penalties. The Company is in compliance with all financial covenants as of March 31, 2022.

4.    RELATED PARTY TRANSACTIONS

The Company has purchased corn and materials from members of its Board of Directors who own or manage elevators or are local producers of corn. Purchases during the three months ended March 31, 2022 and March 31, 2021 totaled approximately $2,434,000 and $2,036,000, respectively. Amounts due to these members were approximately $6,500 and none at March 31, 2022 and December 31, 2021, respectively.

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS

Ethanol, corn oil, and distiller grains marketing agreements and major customers

The Company has entered into a marketing agreement with RPMG, a related party, to sell all denatured fuel ethanol produced at the plant at a mutually agreed on price, less commission and transportation charges. As of March 31, 2022, the Company had no commitments to sell any of its produced gallons of ethanol at fixed prices and approximately 45 million of its produced gallons of ethanol at basis price levels indexed against exchanges for delivery through June 30, 2022.

The Company has entered into a marketing agreement with RPMG to sell all industrial alcohol produced at the plant at a mutually agreed on price, less commission and transportation charges.

The Company has entered into a marketing agreement with RPMG to sell all corn oil produced at the plant at a mutually agreed on price, less marketing fees and transportation charges. As of March 31, 2022, the Company had commitments to sell approximately 5 million pounds of corn oil at various fixed and basis price levels indexed against exchanges for delivery through June 30, 2022.

The Company also has an investment in RPMG, included in other assets, totaling approximately $3,095,000 and $2,990,000 as of March 31, 2022 and December 31, 2021, respectively.

The Company has entered into a marketing agreement to sell all distiller grains produced at the plant to CHS, Inc. "CHS", an unrelated party, at a mutually agreed on price, less commission and transportation charges. The agreement was renewed for another one year term on April 1, 2022. The agreement calls for automatic renewal for successive one-year terms unless 90-day prior written notice is given before the current term expires. As of March 31, 2022, the Company had approximately 68,000 tons of distiller grains sales commitments for delivery through September 2022 at various fixed prices.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
Sales and marketing fees related to the agreements in place for the three months ended March 31, 2022 and 2021 were approximately as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Sales ethanol	$100,592,000	$71,731,000
Sales distiller grains	21,453,000	18,983,000
Sales corn oil	10,440,000	5,657,000

Marketing fees ethanol	$106,000	$154,000
Marketing fees distiller grains	192,000	196,000
Marketing fees corn oil	36,000	29,000

	As of March 31, 2022	As of December 31, 2021
Amount due from RPMG	$9,737,000	$3,489,000
Amount due from CHS	4,211,000	2,484,000

At March 31, 2022, the Company had approximately $44,913,000 in outstanding priced corn purchase commitments for bushels at various prices and approximately 3,993,000 bushels of basis contracts through December 2023 accounted for under the normal purchase exclusion.

The Company has commitments for minimum purchases of various utilities such as natural gas and electricity through April 2023 totaling approximately $3,405,000 accounted for under the normal purchase exclusion.

As of March 31, 2022, the Company had approximately 593,000 decatherms of natural gas locked in at fixed prices through April 2023 accounted for under the normal purchase exclusion.

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

The Company leases rail cars and rail moving equipment with original terms up to 7 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three months ended March 31, 2022 was approximately $487,000 and for the same period in 2021 was approximately $461,000. The lease agreements have maturity dates ranging from May 2022 to May 2027. The weighted average remaining life of the lease term for these leases was 2.77 years as of March 31, 2022.

The discount rates used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rates of 4.79% and 2.90%. The right of use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was approximately $6,444,318 and $1,479,064 as of March 31, 2022 and December 31, 2021, respectively.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
At March 31, 2022, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended March 31:

2023	$1,851,000
2024	1,343,000
2025	1,267,000
2026	1,222,000
2027	1,159,000
Thereafter	60,000
Total lease commitments	$6,902,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the consolidated balance sheet as of March 31, 2022, is shown below.

Undiscounted future payments	$6,902,000
Discount effect	(457,682)
$6,444,318

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

The Company uses futures or options contracts to fix the purchase price of anticipated volumes of corn to be purchased and processed in a future month. The Company's plant will grind approximately 65 million bushels of corn per year.  Over the next twelve months, the Company has hedged and anticipates hedging between 5% and 28% of its anticipated annual grind.  At March 31, 2022, the Company has hedged portions of its anticipated monthly purchases for corn averaging approximately 22% of its anticipated monthly grind over the next twelve months.

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
The following table represents the approximate amount of realized/unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three months ending March 31, 2022 and 2021 and the fair value of derivatives as of March 31, 2022 and December 31, 2021:

	Income Statement Classification	Realized Gain (Loss)	Change In Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity contracts for the
three months ended March 31, 2022	Cost of Goods Sold	$(14,266,000)	$(5,620,000)	$(19,886,000)

	Total			$(39,772,000)
Commodity contracts for the
three months ended March 31, 2021	Cost of Goods Sold	(5,315,000)	3,967,000	(1,348,000)

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Futures contracts
In gain position		$69,000	$222,000
In loss position		(9,610,000)	(4,143,000)
Cash held by broker		14,624,000	7,648,000
	Current Asset	$5,083,000	$3,727,000

8.    FAIR VALUE MEASUREMENTS

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

Homeland Energy Solutions, LLC
Notes to Unaudited Financial Statements
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
As of March 31, 2022
Derivative financial instruments
Assets	$69,000	$69,000	$—	$—
Liabilities	$(9,610,000)	$(9,610,000)	$—	$—

As of December 31, 2021
Derivative financial instruments
Assets	$222,000	$222,000	$—	$—
Liabilities	$(4,143,000)	$(4,143,000)	$—	$—

The Company's financial assets and liabilities not recorded at fair value, for which carrying value approximates fair value, consists of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and term revolver debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including the current crisis in Ukraine. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Results of Operations

Comparison of Fiscal Quarters Ended March 31, 2022 and 2021

    The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2022 and 2021:

	2022		2021
Income Statement Data	Amount	%	Amount	%
Revenue	$132,490,766	100.0	$96,376,950	100.0

Costs of goods sold	131,024,701	98.9	89,220,499	92.6

Gross profit	1,466,065	1.1	7,156,451	7.4

Selling, general and administrative expenses	1,497,817	1.1	1,232,376	1.3

Operating income (loss)	(31,752)	—	5,924,075	6.1

Other income (expense)	86,784	0.1	(58,780)	(0.1)

Net income	$55,032	—	$5,865,295	6.1

Revenue

    Our total revenue for our first quarter of 2022 was approximately 37% more than our total revenue for our first quarter of 2021 due primarily to increased average prices for our products.

    For our first quarter of 2022, our total ethanol revenue was approximately 40% more than our first quarter of 2021 due to higher average prices we received for our ethanol during the 2022 period, along with more gallons sold in 2022.

    The average price per gallon we received for our ethanol during our first quarter of 2022 was approximately 38% more than the average price we received for our ethanol during our first quarter of 2021. Management attributes this increase in the average price we received for our ethanol with higher market gasoline prices, which impacts ethanol prices, during our first quarter of 2022 compared to the same period of 2021.

    We sold approximately 2% more gallons of ethanol during our first quarter of 2022 compared to the same period of 2021. Management attributes this increase to increased total production during the 2022 period.

    Our total distiller grains revenue was approximately 13% more during our first quarter of 2022 compared to the same period of 2021, primarily due to an increased average price of distiller grains sold, offset by slightly fewer dried distiller grains sold. We sold approximately 1% fewer tons of distiller grains during our first quarter of 2022 compared to the same period of 2021. We primarily sell our distillers grains in the dried form. The average price we received for our dried distiller grains was approximately 13% higher during our first quarter of 2022 compared to the same period of 2021. Management anticipates that distiller grains prices will remain steady during the rest of our 2022 fiscal year due to anticipated stable distiller grains demand.

    Our total corn oil revenue was approximately 85% higher for our first quarter of 2022 compared to the same period of 2021 due to increased demand and higher average selling price per pound of corn oil during the 2022 period. We sold approximately 19% more pounds of corn oil during our first quarter of 2022 compared to the same period of 2021 primarily because of increased corn oil demand during the 2022 period. The average price we received for our corn oil was approximately 54% higher during our first quarter of 2022 compared to the same period of 2021 due to increased demand in the corn oil market. Management anticipates that corn oil prices will remain elevated for the rest of our 2022 fiscal year since biodiesel and renewable diesel production is seeing an increase in demand and corn oil is frequently used as the feedstock to produce biodiesel and renewable diesel.

Cost of Goods Sold

    Our total cost of goods sold was approximately 47% more for our first quarter of 2022 compared to the same period of 2021. Our cost of goods sold related to corn, without taking into account derivative instruments, was approximately 31% more during our first quarter of 2022 compared to our first quarter of 2021 due to higher average corn costs per bushel, along with slightly more bushels of corn ground. We used approximately 8% more bushels of corn during our first quarter of 2022 compared to the same period of 2021 due to increased overall production at the ethanol plant. Our average cost per bushel of corn was approximately 21% higher during our first quarter of 2022 compared to our first quarter of 2021 due primarily to increased corn demand. Management anticipates that corn costs will remain higher unless current market demand conditions change or there is increased corn supply from new crop corn.

    We experienced increased natural gas costs during our first quarter of 2022 compared to the same period of 2021 primarily due to higher average costs per MMBtu of natural gas used, along with slightly increased usage during the 2022 period. During our first quarter of 2022, our average delivered cost per MMBtu of natural gas was approximately 101% higher compared to the same period of 2021. In addition, we used approximately 5% more MMBtu of natural gas during our first quarter of 2022 compared to our first quarter of 2021 due to increased production at the ethanol plant.

    We engage in risk management activities that are intended to fix the purchase price of the corn and natural gas we require to produce ethanol, distiller grains and corn oil. During our first quarter of 2022, we experienced combined realized and unrealized losses of approximately $19.9 million related to our corn derivative instruments which increased our cost of goods sold. During our first quarter of 2021, we had combined realized and unrealized losses of approximately $1.35 million which increased our cost of goods sold related to our corn and natural gas derivative instruments. We recognize the gains or losses that result from changes in the value of our corn and natural gas derivative instruments in cost of goods sold as the changes occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were more during the first quarter of 2022 than during our first quarter of 2021, primarily due to increased administrative labor and consulting fees in the current quarter.

Other Income (Expense)

    We had less interest expense during our first quarter of 2022 compared to the same period of 2021 due to having less outstanding debt. We had more other income during our first quarter of 2022 compared to the same period of 2021 due to more gains on our equity method investments in the 2022 period.

Changes in Financial Condition for the Three Months Ended March 31, 2022

Balance Sheet Data	March 31, 2022	December 31, 2021
Total current assets	$73,022,682	$73,489,699
Total property and equipment	110,508,367	116,000,355
Total other assets	13,634,391	6,473,419
Total Assets	$197,165,440	$195,963,473

Total current liabilities	$16,692,271	$31,146,502
Total long-term liabilities	16,622,153	1,020,987
Total members' equity	163,851,016	163,795,984
Total Liabilities and Members' Equity	$197,165,440	$195,963,473

We had less cash and cash equivalents at March 31, 2022 compared to December 31, 2021 primarily from payments for deferred corn and other payables during the 2022 period. We had more accounts receivable at March 31, 2022 compared to December 31, 2021 due to the timing of our quarter end compared to payments we received from our marketers. As of March 31, 2022 we had more inventory compared to December 31, 2021 due to an increase in value of raw materials on hand on the last day of the month. We had slightly more prepaid assets at March 31, 2022 compared to December 31, 2021 due to more prepaid insurance at March 31, 2022. As of March 31, 2022, the value of our derivative instruments was higher compared to December 31, 2021 due to changes in the amount of cash held by our broker.

Our net property and equipment was lower at March 31, 2022 compared to December 31, 2021 due to depreciation, partially offset by capital additions. The value of our other assets was higher at March 31, 2022 compared to December 31, 2021 due to increases from utility rights and our right-of-use asset at March 31, 2022 compared to December 31, 2021, partially offset by amortization of our right-of-use asset.

    Our accounts payable was less at March 31, 2022 compared to December 31, 2021 due primarily to having less deferred corn payments at March 31, 2022. Our accrued expenses were less at March 31, 2022 compared to December 31, 2021 due to lower payroll related liabilities at March 31, 2022.

Our long-term liabilities were more at March 31, 2022 compared to December 31, 2021 due to amounts due on our term revolver and an increased long term portion of operating lease liability at March 31, 2022.

Liquidity and Capital Resources

Our primary sources of liquidity as of March 31, 2022 were cash from our operations and our $90 million long-term revolving loans. Our credit facilities are described in greater detail below under "Short-Term and Long-Term Debt Sources." As of March 31, 2022, we had approximately $78.3 million available pursuant to our revolving loans and approximately $2 million in cash and cash equivalents. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our revolving loans and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

The following table shows cash flows for the three months ended March 31, 2022 and 2021:

	2022	2021
Net cash (used in) operating activities	$(26,753,677)	$(11,875,786)
Net cash (used in) investing activities	(1,309,646)	(1,999,181)
Net cash provided by financing activities	11,721,000	12,022,000
Cash at beginning of period	18,332,190	5,072,227
Cash and cash equivalents at end of period	$1,989,867	$3,219,260

Cash Flow From Operations

    Our operations used more cash during our first three months of 2022 compared to the same period of 2021 due primarily to decreased net income as well as by changes in accounts receivable, inventory, and accounts payable during the 2022 period.

Cash Flow From Investing Activities

    Our investing activities used less cash during the 2022 period primarily because of less cash used for equipment and construction in progress during the 2022 period compared to the 2021 period.

Cash Flow From Financing Activities

    Our financing activities provided less cash during the 2022 period because we used fewer proceeds from long term borrowings.
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

On November 6, 2020, we entered into an amendment of our credit facilities, increasing and extending our existing revolving loan (the "Revolving Loan") with Home Federal. On July 22, 2021, we entered into an amendment to our Revolving Loan with Home Federal, creating a new $50 million revolving loan in addition to our other current debt instruments, (the “Loan Amendment”). The Loan Amendment is described below.

Term Revolving Loan

    We have a $50 million term revolving loan which has a maturity date of November 6, 2025. Interest on the Revolving Loan accrues at the Prime Rate less 60 basis points. We are required to make monthly payments of interest until the maturity date on November 6, 2025, on which date the unpaid principal balance of the Revolving Loan becomes due. We agreed to pay a fee of 30 basis points on a per annum basis on the unused portion of the Revolving Loan payable on a quarterly basis. As of March 31, 2022, we had $11.7 million outstanding on the Revolving Loan and approximately $38.3 million available to be drawn. Interest accrues on the Revolving Loan as of March 31, 2022 at a rate of 2.90% per year.

Revolving Line of Credit

Pursuant to the Loan Amendment in July, 2021, we could borrow up to $50 million pursuant to the revolving line of credit. The amount available pursuant to the revolving line decreased to $40 million on December 31, 2021 and decreases again to $30 million on May 31, 2022. Interest on the revolving loan accrues at a rate of 0.30% less than the Prime Rate, 3.20% as of March 31, 2022. There is a fee on the unused portion of the revolving loan equal to 0.30%. The maturity date of this revolving line of credit is November 6, 2025.

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

    As of March 31, 2022, we were in compliance with all of our debt covenants and financial ratios. Management anticipates that we will be in compliance with all of our debt covenants and financial ratios for at least the next 12 months.

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

Short Term and Long Term Plans for Cash

Both in the short term (the next 12 months) and in the long term (beyond the next 12 months) the Company plans to reinvests its cash into current business operations and may provide for future distributions to its members.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2022, we had $11.72 million outstanding on our variable interest rate loans with interest accruing at rates of 2.90% and 3.20%. Our variable interest rates are calculated by subtracting a set basis to the prime rate. If we were to experience a 10% increase in the prime rate, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2022, would be approximately $1.2 million.

Commodity Price Risk

    We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distiller grains, through the use of hedging instruments. These risks may be heightened due to the current crisis in Ukraine of which we cannot anticipate. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

    As of March 31, 2022, we had price protection in place for approximately 22% of our anticipated corn needs, 11% of our natural gas needs and none of our ethanol sales for the next 12 months. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2022, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2022. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	4,457,500	MMBTU	10%	$(2,674,500)
Ethanol	195,000,000	Gallons	10%	(50,700,000)
Corn	57,891,405	Bushels	10%	(43,418,554)

For comparison purposes, our sensitivity analysis for our first quarter of 2021 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to income
Natural Gas	5,050,000	MMBTU	10%	$(1,717,000)
Ethanol	192,235,200	Gallons	10%	(34,602,336)
Corn	54,096,333	Bushels	10%	(31,105,391)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Aristotelis Papasimakis, and Chief Financial Officer, (the principal financial officer), Beth Eiler, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended December 31, 2021, included in our annual report on Form 10-K.

The Company faces risks related to international conflicts, such as the ongoing conflict between Russia and Ukraine, that may adversely impact the Company's financial condition or results of operations.

In late February of 2022, Russia initiated a military operation in Ukraine. The Black Sea region is a key international grain and fertilizer export market and the conflict between Russia and Ukraine could continue to disrupt supply and logistics, cause volatility in prices, and impact global margins due to increased commodity, energy, and input costs. The Company currently does not purchase products directly from this region, however, the impact to the global supply could put the Company’s ability to secure product at risk over time.

To the extent the conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening other risks disclosed in Part I, “Item 1A. Risk Factors” in the Company's 2021 Annual Report on Form 10-K, any of which could materially and adversely affect the Company's financial condition and results of operations. However, due to the continually evolving nature of the conflict, the potential impact that the conflict could have on such risk factors, and others that cannot yet be identified, remains uncertain. The Company continues to monitor the conflict and assess alternatives to mitigate these risks.

Inflation, including as a result of commodity price inflation or supply chain constraints due to the war in Ukraine, may adversely impact our results of operations.

We have experienced inflationary impacts on business expenses. Commodity prices in particular have risen significantly over the past year. Inflation and its negative impacts could escalate in future periods.

Ukraine is the third largest exporter of grain in the world. Russia is one of the largest producers of natural gas and oil and is the largest exporter of fertilizers. The commodity price impact of the war in Ukraine has been a sharp and sustained rise in grain and energy prices, including corn and natural gas. In addition, the war in Ukraine has adversely affected and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs. Lower fertilizer supplies may also impact future growing seasons, further impacting grain supplies and prices. Also, given high global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures.

We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation may have a material adverse effect on our results of operations and financial condition.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels and/or the impact of sanctions on Russia related to the war in Ukraine may have a significant impact on natural gas commodity prices.

The Organization of Petroleum Exporting Countries and their allies (collectively, OPEC+), is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC+ members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC+ and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC+ considered extending and potentially increasing these oil production cuts, however these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts expired on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. Conversely, sanctions imposed on Russia in the last few months have increased prices. There can be no assurance that OPEC+ members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that sanctions or other global conflicts will not further impact oil prices. Uncertainty regarding future sanctions or actions to be taken by OPEC+ members or other oil exporting countries could lead to increased volatility in the price of oil and natural gas, which could adversely affect our business, future financial condition and results of operations.

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

HOMELAND ENERGY SOLUTIONS, LLC

Date:	May 16, 2022	/s/ Aristotelis Papasimakis
Aristotelis Papasimakis
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2022	/s/ Beth Eiler
Beth Eiler
Chief Financial Officer (Principal Financial Officer)